Form 10-Q
period 1996-03-31
INVISION TECHNOLOGIES INC
filed 1996-06-07
CIK 1005969

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                             FORM 10-Q

                            (Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934

           For the quarterly period ended March 31, 1996

                                or

[ ]	Transition report pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1994

                 For the transition period from     to

                  Commission file number 0-28236

                    InVision Technologies, Inc.

          Delaware                                  94-3123544
          --------                                  ----------
(State or other jurisdiction of           I.R.S. Employer Identification No.
 incorporation or organization)


                      3420 East Third Avenue
                   Foster City, California 94404

                           (415) 578-1930

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  		               	No X
                      ---                   ---

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 31, 1996 was 4,150,199.

This quarterly report on Form 10-Q consists of 11 pages of which this is page 1.

                    INVISION TECHNOLOGIES, INC.
                        INDEX TO FORM 10-Q
                For the quarter ended March 31, 1996



Part 1: FINANCIAL INFORMATION
- -----------------------------------------------------

Item                                                            Page
- -------                                                       --------

1.  Financial Statements (unaudited)

    a.   Condensed Balance Sheets - December 31, 1995 and
           March 31, 1996                                         3

    b.   Condensed Statements of Operations - Three months
           ended March 31, 1995 and 1996                          4

    c.   Condensed Statements of Cash Flows - Three months
           ended March 31, 1995 and 1996                          5

    d.   Notes to Condensed Financial Statements                 6-7


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION
- ---------------------------------------------------

1.       Legal Proceedings                                       10
2.       Changes in Securities                                   10
3.       Defaults Upon Senior Securities                         10
4.       Submission of Matters to a Vote of Security Holders     10
5.       Other Information                                       10
6.       Exhibits and Reports on Form 8-K                        10


Signature Page                                                   11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    INVISION TECHNOLOGIES, INC.
                CONDENSED BALANCE SHEETS - Unaudited
                (in thousands except per share data)
                                           March 31  December 31
                                              1996        1995
                                           ---------  -----------
ASSETS
Current assets:
  Cash                                      $   470      $ 1,927
  Accounts receivable                         1,327          735
  Inventories (Note 3)                        3,299        3,413
  Prepaid expenses                              293          252
                                           ---------     --------
    Total current assets                      5,389        6,327
Property and equipment, net                     971          914
Other assets                                    343           75
                                           ---------     --------
                                            $ 6,703      $ 7,316
                                           =========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                          $ 1,975      $ 3,181
  Accrued expenses                            1,314        1,115
  Short-term debt (Note 4)                    3,618        2,260
  Advances from stockholders                    200          200
  Deferred revenue                            2,630        3,082
                                           ---------     --------
     Total current liabilities                9,737        9,838
                                           ---------     --------
Commitments

Stockholders' deficit:
  Convertible preferred stock, $.001 par
    value; 5,000 shares authorized;
    2,619 shares issued and outstanding      12,212       12,212
  Common stock, $.001 par value; 20,000
    shares authorized; 69 and 62 shares
    issued and outstanding
  Additional paid-in capital                  2,517        1,885
  Deferred stock compensation                  (621)        (692)
  Accumulated deficit                       (17,142)     (15,927)
                                           ---------    ---------
    Total stockholders' deficit              (3,034)      (2,522)
                                           ---------    ---------
                                            $ 6,703      $ 7,316
                                           =========    =========

The accompanying notes are an integral part of these financial statements.

                       INVISION TECHNOLOGIES, INC.
                CONDENSED STATEMENTS OF OPERATIONS - Unaudited
                  (in thousands except per share data)
                                          Three Months Ended March 31,
                                          ----------------------------
                                              1996             1995
                                            --------         --------
Revenues:
  Product sales                            $  3,922         $   892
  Contract revenues                             547              98
                                           ---------        --------
    Total revenues                            4,469             990
                                           ---------        --------

Operating expenses:
  Cost of product sales                       2,453             658
  Cost of contract revenues                     537              91
  Research and development                      595             342
  Selling, general and administrative         1,069             532
                                           ---------        --------
Total operating expenses                      4,654           1,623
                                           ---------        --------
Operating loss                                 (185)           (633)
Interest expense                             (1,040)           (125)
Interest income                                  10              12
                                           ---------        --------
Net loss                                    $(1,215)        $  (746)
                                           =========        ========




Net loss per share                            $(.39)          $(.23)
                                           =========        ========

Weighted average shares outstanding           3,121           3,306
                                           =========        ========










The accompanying notes are an integral part of these financial statements.

                        INVISION TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                             (in Thousands)
                                                Three Months Ended
                                                      March 31,
                                               ---------------------
                                                    1996     1995
                                                 -------   -------
Cash flows from operating activities:
Net loss                                         $ (1,215) $  (746)
                                                 --------- --------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                       79       52
    Amortization of bridge loan warrant               949       -
    Compensation expense from stock options            99       -
    Changes in assets and liabilities:
       Accounts receivable                           (592)    (908)
       Inventories                                    114     (460)
       Prepaid expenses                               (41)    (111)
       Other assets                                  (268)      -
       Accounts payable                            (1,206)    (221)
       Accrued expenses                               199       50
       Deferred revenue                              (452)     828
                                                  -------- --------
         Net cash used in operating activities     (2,334)  (1,516)
Cash flows from investing activities:
   Acquisition of property and equipment             (136)     (81)
                                                  -------- --------
      Net cash used in investing activities          (136)     (81)
                                                  -------- --------
Cash flows from financing activities:
  Proceeds from short-term debt                     1,000       -
  Proceeds from issuance of common stock               13        2
                                                  --------  -------
    Net cash provided by financing activities       1,013        2
                                                  --------  -------
Net (decrease)in cash for the period               (1,457)  (1,595)
Cash at beginning of period                         1,927    2,241
                                                  -------- --------
Cash at end of period                             $   470  $   646
                                                  ======== ========









The accompanying notes are an integral part of these financial statements.

                      INVISION TECHNOLOGIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited

Summary of Significant Accounting Policies

1. Interim Unaudited Financial Information

   The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 1996 and December 31, 1995, the results of its operations for the three month periods ended March 31, 1996 and 1995, and its cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Registration Statement on Form S-1 (Commission File No. 333-
380).

   Operating results for the three month period ended March 31, 1996 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1996 or any other future period.

2.  Net Loss Per Share

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.
Common equivalent shares consist of stock options and warrants(using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's initial public offering on April 23, 1996 (see Note 5 below) have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to March 31, 1996.

3.  Inventories

   The components of inventory consist of the following (in thousands):

                                            March 31,    December 31,
                                              1996          1995
                                            ---------    ------------
         Raw materials                      $  1,238      $  1,853
         Work-in-process                       1,339           779
         Finished goods                          722           781
                                            ---------     ---------
                                            $  3,299      $  3,413
                                            =========     =========

                   INVISION TECHNOLOGIES, INC.
   NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited -- Continued


4.     Short-term Debt

   In December 1995, the Company entered into a $2,000,000 Bridge Loan Agreement ("Agreement," or the "Bridge Loan") with a lender. Under the agreement, the Company had drawn $1,000,000 as of December 31, 1995. In February, 1996 the Company borrowed the remaining $1,000,000 available under the bridge loan. Principal outstanding under the agreement is secured by all assets of the Company. The Bridge Loan is due on the earlier of the closing of the Company's initial public offering (see Note 5, below), or June 28, 1996 and bears interest at 10% per annum. The Company is restricted from declaring dividends until the Bridge Loan is repaid.

   In connection with the Bridge Loan, the lender received three-year warrants (the "Bridge Loan Warrants") to purchase 31,818 and 227,272 shares of the Company's Common Stock at a price per share equal to the initial public offering price ($11.00 per share) and $8.80 per share, respectively. The aggregate fair value of the Bridge Loan Warrants is $1,330,000. Such value represents a discount that is being amortized as a financing cost over the period that the Bridge Loan is outstanding.


5. Subsequent Events

   On April 23, 1996, the Company's initial public offering (the IPO) of 900,000 shares of its Common Stock at $11.00 per share became effective. The Company received net proceeds of $8,211,000.

   On May 23, 1996, the Company's Managing Underwriter, Donald and Co. Securities, Inc., under the terms of the over-allotment option provided in the IPO, completed the sale of an additional 135,000 shares of the Company's common stock, at $11.00 per share. The Company received net proceeds of $1,321,000.

   In accordance with the terms of the Bridge Loan Agreement the entire $2,000,000 bridge loan balance was repaid on May 1, 1996 from the gross proceeds of the IPO.

                  INVISION TECHNOLOGIES, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS




Results of Operations

   Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks or uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section.

   Product Sales in the first quarter of 1996 increased to $3.9 million from $0.9 million in the first quarter of 1995. The increase was due to an increase in the number of units sold to five in the first quarter of 1996 from one in the first quarter of 1995.

   Contract Revenues in the first quarter of 1996 increased to $547,000 from $98,000 primarily due to billings under a new FAA contract in the first quarter of 1996 which did not exist in the first quarter of 1995. The Company's FAA contracts do not include a significant margin as they primarily represent a reimbursement of costs incurred.

   Product Gross Margins increased to 37% in the first quarter of 1996 from 26% in the first quarter of 1995. The increase is primarily due to better efficiencies and overhead absorption based on the increased number of units produced and sold.

   Research and Development expenses increased to $595,000 in the first quarter of 1996, as compared to $342,000 in the first quarter of 1995. The increase in the dollar amount of Research and Development expense primarily reflects the increased personnel and prototype development costs required as the Company makes enhancements to its CTX 5000 systems and as the early stages of its long-term development plans are initiated.

   The Company expects to continue to increase the dollar amount of its Research and Development expenses as it makes improvements to its current products and develops new systems for the future.

   Selling, General and Administrative Expenses increased to $1,069,000 in the first quarter of 1996 from $532,000 in the first quarter of 1995. The increase is primarily due to increased selling costs related to the larger number of units sold in 1996.

   Interest Expense increased to $1,040,000 in the first quarter of 1996 from $125,000 in the first quarter of 1995. Over $900,000 of the increase represents a non-cash charge for the amortization of the value of the Bridge Loan Warrants in the first quarter of 1996. In accordance with generally accepted accounting principles, the value of these warrants is amortized as financing expense over the life of the Bridge Loan, which was repaid on May 1, 1996.

                   INVISION TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -- Continued

Liquidity and Capital Resources

   The Company's cash balance at March 31, 1996 was $470,000, a decline of $1,457,000 from the cash balance of $1,927,000 at December 31, 1995. The Company's working capital deficit at March 31, 1996 was $4,348,000, an increase of $837,000 from the working capital deficit of $3,511,000 at December 31, 1995.

   Cash provided from financing activities primarily represents a draw of $1,000,000 under the Bridge Loan credit facility in February, 1996.

   The Company's IPO was completed on April 30, 1996 resulting in net proceeds to the Company (after underwriting discounts and expenses) of approximately $8.2 million. $2,000,000 of such proceeds were immediately used to repay the Bridge Loan. Additional funds were used to reduce the Company's outstanding balance in accounts payable. The Company also plans to repay the $2,000,000 outstanding balance under its Line-of-Credit agreement with San Paolo Bank on or before June 30, 1996. On May 23, 1996 the Company's Underwriter exercised its over-allotment option for an additional 135,000 shares of InVision Common Stock resulting in additional net proceeds of $1.3 million.

In February, 1996 the Company entered into a subcontract with Imatron Federal Systems, Inc. (IFS) to perform activities under a Federal Aviation Administration (FAA) grant which was awarded to IFS. Such subcontract will provide up to $2.0 million to the Company during 1996 for use in increasing throughput and lowering the cost of the CTX 5000. The Company was also notified that IFS may receive up to an additional $2.1 million from the FAA in 1997, of which the Company expects to receive $2.0 million for further throughput enhancement and cost reduction activities in 1997. This most recent award represents a continuation of FAA funding of new product development by the Company.

The Company believes that, based on current estimates, the net proceeds of its IPO, together with its cash balances, FAA funding to be received, and cash generated from operations, will be sufficient to meet its operating requirements into the second quarter of 1997.

Part II:   OTHER INFORMATION

Item 1:    Legal Proceedings - Not Applicable.

Item 2:    Changes in Securities - Not Applicable.

Item 3:    Defaults Upon Senior Securities - Not Applicable.

Item 4:    Submission of Matters to a Vote of Security Holders -
             Not Applicable.

Item 5:    Other Information - Not Applicable.

Item 6:    Exhibits and Reports on Form 8-K
              (a) Exhibit 27 - Financial Data Schedule.
              (b) Reports on Form 8-K - Not Applicable.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INVISION TECHNOLOGIES, INC.
                                  Registrant

Date: June 5, 1996                /S/ Curtis P. DiSibio
                                  ---------------------
                                  Curtis P. DiSibio
                                  Chief Financial Officer and
                                  Duly Authorized Officer




                                  /S/ Dr. Sergio Magistri
                                  -----------------------
                                  Dr. Sergio Magistri
                                  President and
                                  Chief Executive Officer and
                                  Duly Authorized Officer