Form 10-Q
period 1996-06-30
INVISION TECHNOLOGIES INC
filed 1996-08-09
CIK 1005969

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                             FORM 10-Q

                            (Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934

           For the quarterly period ended June 30, 1996

                                or

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

                   Yes X 		               	No
                      ---                                ---

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of June 30, 1996 was 4,168,485.

This quarterly report on Form 10-Q consists of 11 pages of which this is page 1.

                    INVISION TECHNOLOGIES, INC.
                        INDEX TO FORM 10-Q
                For the quarter ended June 30, 1996



Part 1: FINANCIAL INFORMATION
- -----------------------------------------------------

Item                                                            Page
- -------                                                       --------

1.  Financial Statements (unaudited)

    a.   Condensed Balance Sheets - June 30, 1996 and
           December 31, 1995                                      3

    b.   Condensed Statements of Operations - Three months
           and Six Months Ended June 30, 1996 and 1995            4

    c.   Condensed Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                5

    d.   Notes to Condensed Financial Statements                 6-7


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION
- ---------------------------------------------------

1.       Legal Proceedings                                       10
2.       Changes in Securities                                   10
3.       Defaults Upon Senior Securities                         10
4.       Submission of Matters to a Vote of Security Holders     10
5.       Other Information                                       10
6.       Exhibits and Reports on Form 8-K                        10


Signature Page                                                   11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    INVISION TECHNOLOGIES, INC.
                CONDENSED BALANCE SHEETS - Unaudited
                (in thousands except per share data)
                                            June 30,  December 31,
                                              1996        1995
                                           ---------  -----------
ASSETS
Current assets:
  Cash                                      $ 3,449      $ 1,927
  Accounts receivable                         2,078          735
  Inventories (Note 4)                        3,440        3,413
  Prepaid expenses                              365          252
                                           ---------     --------
    Total current assets                      9,332        6,327
Property and equipment, net                   1,064          914
Other assets                                     75           75
                                           ---------     --------
                                            $10,471      $ 7,316
                                           =========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                          $ 1,979      $ 3,181
  Accrued expenses                            1,212        1,115
  Short-term debt (Note 5)                       -         2,260
  Advances from stockholders                    200          200
  Deferred revenue                            1,326        3,082
                                           ---------     --------
     Total current liabilities                4,717        9,838
                                           ---------     --------

Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par
    value; 5,000 shares authorized; 0 and
    2,619 shares issued and outstanding          -        12,212
  Common stock, $.001 par value; 20,000
    shares authorized; 4,168 and 62 shares
    issued and outstanding                        5          -
  Additional paid-in capital                 24,254        1,885
  Deferred stock compensation                  (533)        (692)
  Accumulated deficit                       (17,972)     (15,927)
                                           ---------    ---------
    Total stockholders' equity (deficit)      5,754       (2,522)
                                           ---------    ---------
                                            $10,471      $ 7,316
                                           =========    =========

The accompanying notes are an integral part of these financial statements.


                       INVISION TECHNOLOGIES, INC.
                CONDENSED STATEMENTS OF OPERATIONS - Unaudited
                  (in thousands except per share data)
                                        Three Months             Six Months
                                        Ended June 30,          Ended June 30,
                                      ----------------------------------------
                                          1996      1995      1996       1995
                                        --------  --------   -------   -------
Revenues:
  Product sales                        $  3,538   $ 2,520   $ 7,460   $ 3,412
  Contract revenues                         347       262       894       360
                                       ---------  --------  --------  --------
    Total revenues                        3,885     2,782     8,354     3,772
                                       ---------  --------  --------  --------

Operating expenses:
  Cost of product sales                   2,188     1,685     4,641     2,343
  Cost of contract revenues                 262       262       799       353
  Research and development                  549       367     1,144       709
  Selling, general and administrative     1,312       766     2,381     1,298
                                       ---------  --------  --------  --------
    Total operating expenses              4,311     3,080     8,965     4,703
                                       ---------  --------  --------  --------
Operating loss                             (426)     (298)     (611)     (931)
Interest expense                           (455)      (95)   (1,495)     (220)
Interest income                              51         7        61        19
                                       ---------  --------  --------  --------
Net loss                                $  (830)  $  (386)  $(2,045)  $(1,132)
                                       =========  ========  ========  ========




Net loss per share                        $(.22)    $(.12)    $(.59)    $(.34)
                                       =========  ========  ========  ========

Weighted average shares outstanding       3,792     3,307     3,457     3,307
                                       =========  ========  ========  ========









The accompanying notes are an integral part of these financial statements.

                        INVISION TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                             (in thousands)
                                              Six Months Ended June 30,
                                                  1996        1995
                                                ----------  ---------

Cash flows from operating activities:
Net loss                                         $ (2,045)  $(1,132)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                      164      107
    Amortization of bridge loan warrant             1,330       -
    Compensation expense from stock options           188       -
    Changes in assets and liabilities:
       Accounts receivable                         (1,343)  (1,917)
       Inventories                                    (27)    (631)
       Prepaid expenses                              (113)     (35)
       Accounts payable                            (1,202)     325
       Accrued expenses                                97      296
       Deferred revenue                            (1,756)     794
                                                  -------- --------
         Net cash used in operating
              activities                           (4,707)  (2,193)
                                                  -------- --------
Cash flows from investing activities:
   Acquisition of property and equipment             (314)    (170)
                                                  -------- --------
      Net cash used in investing activities          (314)    (170)
                                                  -------- --------
Cash flows from financing activities:
  Proceeds from short-term debt                     1,036       16
  Repayments of short-term debt                    (4,036)  (2,383)
  Proceeds from issuance of preferred stock            -     2,823
  Proceeds from issuance of common stock, net       9,543        2
                                                  --------  -------
    Net cash provided by financing activities       6,543      458
                                                  --------  -------
Net increase (decrease)in cash for the period       1,522   (1,905)
Cash at beginning of period                         1,927    2,241
                                                  -------- --------
Cash at end of period                             $ 3,449  $   336
                                                  ======== ========




The accompanying notes are an integral part of these financial statements.

                      INVISION TECHNOLOGIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited

Summary of Significant Accounting Policies

1. Interim Unaudited Financial Information

   The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Registration Statement on Form S-1(Commission File No. 333-
380).

   Operating results for the three month and six month periods ended June 30, 1996 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1996 or any other future period.

2. Equity Financing

   On April 23, 1996, the Company's initial public offering (the IPO) of 900,000 shares of its common stock at $11.00 per share became effective. The Company received net proceeds of $8,211,000.

   On May 23, 1996, the Company's Managing Underwriter, Donald and Co. Securities, Inc., under the terms of the over-allotment option provided in the IPO, completed the sale of an additional 135,000 shares of the Company's common stock, at $11 per share. The Company received net proceeds of $1,321,000.

   Proceeds from the offering were used primarily to repay short term debt, reduce outstanding accounts payable and to provide working capital for the Company.

    In connection with a Bridge Loan (Note 5, below), the lender received three-year warrants (the "Bridge Loan Warrants") to purchase 31,818 and 227,272 shares of the Company's Common Stock at a price per share equal to the initial public offering price ($11.00 per share) and $8.80 per share, respectively.

   Under the terms of the Bridge Loan Warrants the Company can require the lender to exercise these warrants if the common stock price remains over $15.40 for fifteen consecutive trading days.

                   INVISION TECHNOLOGIES, INC.
   NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited -- Continued


3.  Net Loss Per Share

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.
Common equivalent shares consist of stock options and warrants(using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's initial public offering on April 23, 1996(see
Note 2 above) have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to March 31, 1996.

4.  Inventories

   The components of inventory consist of the following (in thousands):

                                            June 30     December 31,
                                              1996          1995
                                            ---------    ------------
         Raw materials                       $ 1,568        $ 1,853
         Work-in-process                       1,429            779
         Finished goods                          443            781
                                            ---------      ---------
                                            $  3,440        $  3,413
                                            =========      =========

5.     Short-term Debt

   In December 1995, the Company entered into a $2,000,000 Bridge Loan Agreement ("agreement," or the "Bridge Loan") with a lender. Under the agreement, the Company had drawn $1,000,000 as of December 31, 1995. In February, 1996 the Company borrowed the remaining $1,000,000 available under the bridge loan. The Bridge Loan was repaid in full on May 1, 1996 in accordance with the terms of the agreement.

   In connection with the Bridge Loan, the lender received the Bridge Loan Warrants described in Note 2, above. The aggregate fair value of the Bridge Loan Warrants, as determined at the date of issuance, is $1,330,000. Such value represents a discount that was amortized as a financing cost over the period that the Bridge Loan was outstanding.

                  INVISION TECHNOLOGIES, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



Results of Operations

   Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks or uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, general economic and political conditions, and world events impacting airline security.

   The operating loss for the second quarter of 1996 increased to $426,000 from $298,000 in the second quarter of 1995. Continuing losses from operations are expected through the end of 1996 as the Company prepares for future growth by investing in manufacturing, service, sales and administrative infrastructure.

   Unit shipments are expected to increase over time as the CTX 5000 continues to achieve greater market awareness and acceptance, and as the market for explosive detection systems is more fully developed. Management anticipates this growth in unit shipments will be moderate through the end of the year due to the long sales cycle and complexity of the technology.

   Product Sales in the second quarter of 1996 increased 40% to $3.5 million from $2.5 million in the second quarter of 1995. The increase was primarily due to changes in product configurations leading to an increase in the average selling price for system sales as well as sales of add-on products to current customers.

   Contract Revenues in the second quarter of 1996 increased to $347,000 from $262,000 primarily due to increased activity under a new FAA grant which did not exist in the second quarter of 1995. The Company's FAA revenues do not include a significant margin as they primarily represent a reimbursement of development costs incurred.

   Product Gross Margins increased to 38% in the second quarter of 1996 from 33% in the second quarter of 1995. The increase is primarily due to better efficiencies and overhead absorption based on the increased number of units produced, sold and in process.

   Research and Development expenses increased to $549,000 in the second quarter of 1996, as compared to $367,000 in the second quarter of 1995. This increase reflects the effects of personnel additions and costs of prototype development incurred as the Company enhances the current CTX 5000 system and initiates long-term development plans. The Company expects to continue to increase its investment in Research and Development expenses.

   Selling, General and Administrative Expenses increased to $1,312,000 in the second quarter of 1996 from $766,000 in the second quarter of 1995. The increase is primarily due to headcount related expenses and infrastructure required to transition the company from the research stage to a fully operating international enterprise. These expenses are expected to continue to grow in response to increased unit shipments and efforts by the Company to expand acceptance of our technology and develop the market.

                   INVISION TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -- Continued


   Interest Expense increased to $455,000 in the second quarter of 1996 from $95,000 in the second quarter of 1995. Approximately $400,000 of this amount represents a non-cash charge for the amortization of the value of the Bridge Loan Warrants in the second quarter of 1996. In accordance with generally accepted accounting principles, the value of these warrants was amortized as financing expense over the life of the Bridge Loan, which was repaid on May 1, 1996.


Liquidity and Capital Resources

   The Company's cash balance at June 30, 1996 was $3,449,000, an increase of $1,522,000 from the cash balance of $1,927,000 at December 31, 1995.
The Company's working capital at June 30, 1996 was $4,615,000, an increase of $8,126,000 from the working capital deficit of $3,511,000 at December 31, 1995.

   The Company's Initial Public Offering was completed on April 30, 1996, resulting in net proceeds to the Company (after underwriting discounts and expenses) of approximately $8.2 million. $2,000,000 of such proceeds were immediately used to repay the Bridge Loan. Additional funds were used to reduce the Company's outstanding balance in accounts payable. The Company also repaid the $2,000,000 outstanding balance under its Line-of-Credit agreement with San Paolo Bank. On May 23, 1996 the Company's Underwriter exercised its over-allotment option for an additional 135,000 shares of Common Stock resulting in additional net proceeds of $1.3 million.

   In February 1996, the Company entered into a subcontract with Imatron Federal Systems, Inc. (IFS) to perform activities under a Federal Aviation Administration (FAA) grant which was awarded to IFS. Such subcontract will provide up to $2.0 million to the Company during 1996 to fund research and development efforts towards increasing throughput and lowering the cost of the CTX 5000. The company was also notified that IFS may receive up to an additional $2.1 million from the FAA in 1997, of which the Company expects to receive $2.0 million, for further throughput enhancement and cost reduction activities in 1997. This most recent award represents a continuation of FAA funding of new product development by the Company.

   The Company believes that, based on current estimates, the present cash balances and cash generated from operations, including funds to be received under FAA grants, will be sufficient to meet its operating requirements into the second quarter of 1997. Substantial increases in sales order volume, and the associated production ramp to fill those orders, could create a requirement for additional capital to meet that increased demand. Management believes that additional sources of liquidity, if required, could be obtained through credit lines, other financing instruments or the issuance and sale of additional debt or equity of the Company, although there can be no assurances that such additional sources of financing can be obtained.

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

                                  INVISION TECHNOLOGIES, INC.
                                  Registrant

Date: August 9, 1996              /S/ Curtis P. DiSibio
                                  ---------------------
                                  Curtis P. DiSibio
                                  Chief Financial Officer and
                                  Duly Authorized Officer




                                  /S/ Dr. Sergio Magistri
                                  -----------------------
                                  Dr. Sergio Magistri
                                  President and
                                  Chief Executive Officer and
                                  Duly Authorized Officer