Form 10-Q
period 1996-09-30
INVISION TECHNOLOGIES INC
filed 1996-11-14
CIK 1005969

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                             FORM 10-Q

                            (Mark One)

[X]	Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934

          For the quarterly period ended September 30, 1996

                                or

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

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of September 30, 1996 was 4,459,590.

This quarterly report on Form 10-Q consists of 11 pages of which this is page 1.

                    INVISION TECHNOLOGIES, INC.
                        INDEX TO FORM 10-Q
              For the quarter ended September 30, 1996



Part 1: FINANCIAL INFORMATION
-----------------------------------------------------

Item                                                            Page
-------                                                       --------

1.  Financial Statements (unaudited)

    a.  Condensed Balance Sheets
           September 30, 1996 and December 31, 1995               3

    b.  Condensed Statements of Operations
           Three Months and Nine Months Ended
           September 30, 1996 and 1995                            4

    c.   Condensed Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995          5

    d.   Notes to Condensed Financial Statements                 6-7


2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION
---------------------------------------------------

1.       Legal Proceedings                                       10
2.       Changes in Securities                                   10
3.       Defaults Upon Senior Securities                         10
4.       Submission of Matters to a Vote of Security Holders     10
5.       Other Information                                       10
6.       Exhibits and Reports on Form 8-K                        10


Signature Page                                                   11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    INVISION TECHNOLOGIES, INC.
                     CONDENSED BALANCE SHEETS
                (in thousands except per share data)
                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
                                           (Unaudited)
ASSETS
Current assets:
  Cash                                      $ 6,381        $ 1,927
  Accounts receivable                         1,376            735
  Inventories (Note 4)                        4,290          3,413
  Prepaid expenses                              329            252
                                           ---------       --------
    Total current assets                     12,376          6,327
Property and equipment, net                   1,146            914
Other assets                                     75             75
                                           ---------       --------
                                            $13,597        $ 7,316
                                           =========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                          $ 2,237        $ 3,137
  Accrued expenses                            1,123          1,115
  Short-term debt (Note 5)                       -           2,260
  Advances from stockholders                    200            200
  Deferred revenue                            2,057          3,082
  Current portion of capital lease               77             10
                                           ---------       --------
     Total current liabilities                5,694          9,804
                                           ---------       --------

Long-term portion of capital lease              122             34

Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par
    value; 5,000 shares authorized; 0 and
    2,619 shares issued and outstanding          -          12,212
  Common stock, $.001 par value; 20,000
    shares authorized; 4,168 and 62 shares
    issued and outstanding                        5            -
  Additional paid-in capital                 26,513          1,885
  Deferred stock compensation                  (443)          (692)
  Accumulated deficit                       (18,294)       (15,927)
                                           ---------      ---------
    Total stockholders' equity (deficit)      7,781         (2,522)
                                           ---------      ---------
                                            $13,597        $ 7,316
                                           =========      =========

The accompanying notes are an integral part of these financial statements.

                                  3

                       INVISION TECHNOLOGIES, INC.
                CONDENSED STATEMENTS OF OPERATIONS - Unaudited
                  (in thousands except per share data)
                                         Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
                                      ----------------------------------------
                                          1996      1995      1996       1995
                                        --------  --------   -------   -------
Revenues:
  Product sales                        $  3,916   $ 3,052   $11,376   $ 6,464
  Contract revenues                         315       135     1,209       495
                                       ---------  --------  --------  --------
    Total revenues                        4,231     3,187    12,585     6,959
                                       ---------  --------  --------  --------

Operating expenses:
  Cost of product sales                   2,232     2,088     6,873     4,431
  Cost of contract revenues                 276        98     1,075       451
  Research and development                  611       536     1,755     1,245
  Selling, general and administrative     1,488     1,007     3,869     2,305
                                       ---------  --------  --------  --------
    Total operating expenses              4,607     3,729    13,572     8,432
                                       ---------  --------  --------  --------
Operating loss                             (376)     (542)     (987)   (1,473)
Interest expense                             (7)      (65)   (1,502)     (285)
Interest income                              61        11       122        30
                                       ---------  --------  --------  --------
Net loss                                $  (322)  $  (596)  $(2,367)  $(1,728)
                                       =========  ========  ========  ========




Net loss per share                       $(0.07)   $(0.17)   $(0.63)   $(0.51)
                                       =========  ========  ========  ========

Weighted average shares outstanding       4,325     3,561     3,746     3,391
                                       =========  ========  ========  ========









The accompanying notes are an integral part of these financial statements.








                                     4

                        INVISION TECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                             (in thousands)
                                                     Nine Months
                                                  Ended September 30,
                                                  1996          1995
                                                ----------    ---------

Cash flows from operating activities:
Net loss                                         $ (2,367)   $(1,728)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                      254        170
    Amortization of bridge loan warrant             1,330        150
    Compensation expense from stock options           278         -
    Changes in assets and liabilities:
       Accounts receivable                           (641)    (1,289)
       Inventories                                   (877)      (915)
       Prepaid expenses                               (77)       (11)
       Accounts payable                              (901)       313
       Accrued expenses                                 8        625
       Deferred revenue                            (1,025)     1,477
                                                  --------   --------
    Net cash used in operating activities          (4,018)    (1,208)
                                                  --------   --------
Cash flows from investing activities:
  Acquisition of property and equipment              (486)      (388)
                                                  --------   --------
  Net cash used in investing activities              (486)      (388)
                                                  --------   --------
Cash flows from financing activities:
  Proceeds from short-term debt                     1,000         -
  Repayments of short-term debt                    (4,000)        -
  Proceeds from capital lease                         165         -
  Repayments of capital lease                          (9)        -
  Proceeds from issuance of preferred stock            -         344
  Proceeds from issuance of common stock, net      11,802          5
                                                  --------    -------
  Net cash provided by financing activities         8,958        349
                                                  --------    -------
Net increase (decrease)in cash for the period       4,454     (1,247)
Cash at beginning of period                         1,927      2,241
                                                  --------   --------
Cash at end of period                             $ 6,381    $   994
                                                  ========   ========




The accompanying notes are an integral part of these financial statements.






                                  5

                      INVISION TECHNOLOGIES, INC.
            NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited

Summary of Significant Accounting Policies

1. Interim Unaudited Financial Information

   The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Registration Statement on Form S-1 (Commission File No. 333-
380). Certain prior period balances have been reclassified to conform with current period presentation.

   Operating results for the three month and nine month periods ended September 30, 1996 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1996 or any other future period.

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

    The Managing Underwriter received, under the terms of the underwriting agreement, four year warrants to purchase 90,000 shares of the Company's Common Stock at a price of $13.20 per share commencing April 23, 1997.

    In connection with a Bridge Loan (Note 5, below), the lender received three-year warrants (the "Bridge Loan Warrants") to purchase 31,818 and 227,272 shares of the Company's Common Stock at a price per share equal to the initial public offering price ($11.00 per share) and $8.80 per share, respectively. The Bridge Loan Warrants were exercised in full at various times during the month of August 1996 with the Company receiving proceeds from the exercise of $2,349,992.

                   INVISION TECHNOLOGIES, INC.
   NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited -- Continued


3.  Net Loss Per Share

   Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods.
Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued from January 1, 1995 through the effective date of the Company's initial public offering on April 23, 1996 (see Note 2 above) have been included in the computation using the treasury stock method as if they were outstanding for all periods prior the effective date.

4.  Inventories

   The components of inventory consist of the following (in thousands):

                                          September, 30     December 31,
                                              1996             1995
                                            ---------       ------------
         Raw materials                       $ 2,219           $ 1,853
         Work-in-process                       1,628               779
         Finished goods                          443               781
                                            ---------         ---------
                                            $  4,290          $  3,413
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

6.  Long-term Debt

   In September 1995, the Company obtained a $500,000 lease line under a Master Lease Agreement. This lease line is to provide financing for the purchase of computers, office automation and other equipment. As of September 30, 1996 the total amount drawn under this lease line is $165,000.

                  INVISION TECHNOLOGIES, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



Overview

   Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks or uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, general economic and political conditions, world events impacting airline security, and those discussed in the Company's Registration Statement Form S-1 (Commission File 333-380) and amendments thereto.

Results of Operations

   The operating loss for the third quarter of 1996 decreased to $376,000 from $542,000 in the third quarter of 1995. Continuing losses from operations are anticipated through the end of 1996 as the Company prepares for future growth by investing in manufacturing, service, sales and administrative infrastructure.

   Unit shipments are expected to increase over time as the CTX 5000 continues to achieve greater market awareness and acceptance, and as the market for explosive detection systems is more fully developed. Management anticipates this growth in unit shipments will be moderate through the end of the year due to the long sales cycle and complexity of the technology.

   Product Sales in the third quarter of 1996 increased 33% to $4.0 million from $3.0 million in the third quarter of 1995. The increase was primarily due to changes in product configurations leading to an increase in the average selling price for system sales as well as sales of add-on products to current customers.

   Contract Revenues in the third quarter of 1996 increased to $315,000 from $135,000 primarily due to increased activity under a new FAA grant which did not exist in the third quarter of 1995. The Company's FAA revenues do not include a significant margin as they primarily represent a reimbursement of development costs incurred.

   Product Gross Margins increased to 43% in the third quarter of 1996 from 32% in the third quarter of 1995. The increase is primarily due to better efficiencies and overhead absorption based on the increased number of units produced, sold and in process.

   Research and Development expenses increased to $611,000 in the third quarter of 1996, as compared to $536,000 in the third quarter of 1995.
This increase reflects the effects of personnel additions and costs of prototype development incurred as the Company enhances the current CTX 5000 system. The Company expects to continue to increase its investment in Research and Development expenses.

   Selling, General and Administrative Expenses increased to $1,488,000 in the third quarter of 1996 from $1,007,000 in the third quarter of 1995. The increase is primarily due to headcount related expenses and infrastructure required to transition to a fully operating international enterprise. These expenses are expected to continue to grow in response to increased unit shipments and efforts by the Company to expand acceptance of our technology and develop the market.

                   INVISION TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS -- Continued


   Interest Expense decreased to $7,000 in the third quarter of 1996 from $65,000 in the third quarter of 1995. This decrease is direct result of the repayment of debt from the proceeds of the Initial Public Offering.


Liquidity and Capital Resources

   The Company's cash balance at September 30, 1996 was $6,381,000, an increase of $4,454,000 from the cash balance of $1,927,000 at December 31, 1995. The Company's working capital at September 30, 1996 was $6,681,000, an increase of $10,192,000 from the working capital deficit of $3,511,000 at December 31, 1995.

   The Company's Initial Public Offering was completed on April 30, 1996, resulting in net proceeds to the Company (after underwriting discounts and expenses) of approximately $8.2 million. $2,000,000 of such proceeds were immediately used to repay the Bridge Loan (Note 5, above). Additional funds were used to reduce the Company's outstanding balance in accounts payable. The Company also repaid the $2,000,000 outstanding balance under its Line-of-Credit agreement with San Paolo Bank. On May 23, 1996 the Company's Underwriter exercised its over-allotment option for an additional 135,000 shares of Common Stock resulting in additional net proceeds of $1.3 million.

   In connection with the Bridge Loan, the lender received three-year warrants to purchase 31,818 and 227,272 shares of the Company's Common Stock at a price per share equal to the initial public offering price ($11.00 per share) and $8.80 per share, respectively. During the month of August 1996 these warrants were exercised by the lender. The Company received net proceeds from the exercise of $2,349,992.

   In February 1996, the Company entered into a subcontract with Imatron Federal Systems, Inc. (IFS) to perform activities under a Federal Aviation Administration (FAA) grant which was awarded to IFS. Such subcontract will provide up to $2.0 million to the Company during 1996 to fund research and development efforts towards increasing throughput and lowering the cost of the CTX 5000. To date InVision has received $433,000 under this grant. Amounts not utilized during 1996 are expected to be carried forward to 1997. The Company was also notified that IFS may receive up to an additional $2.1 million from the FAA in 1997, of which the Company expects to receive $2.0 million, for further throughput enhancement and cost reduction activities to begin in 1997. This most recent award represents a continuation of FAA funding of new product development by the Company.

   The Company believes that, based on current estimates, the present cash balances and cash generated from operations, including funds to be received under FAA grants, will be sufficient to meet its operating requirements into the second quarter of 1997. Substantial increases in sales order volume, and the associated increase in production costs to fill those orders, could create a requirement for additional capital. Management believes that additional sources of liquidity, if required, could be obtained through credit lines, other financing instruments or the issuance and sale of additional debt or equity of the Company, although there can be no assurances that such additional sources of financing can be obtained.

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

                                  INVISION TECHNOLOGIES, INC.
                                  Registrant

Date: November 13 , 1996          /S/ Curtis P. DiSibio
                                  ---------------------
                                  Curtis P. DiSibio
                                  Chief Financial Officer and
                                  Duly Authorized Officer




                                  /S/ Dr. Sergio Magistri
                                  -----------------------
                                  Dr. Sergio Magistri
                                  President and
                                  Chief Executive Officer and
                                  Duly Authorized Officer