Form 10-K
period 1996-12-31
INVISION TECHNOLOGIES INC
filed 1997-03-31
CIK 1005969

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended DECEMBER 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________ to ________

                           Commission File Number: 0-20815

                             INVISION TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                               94-3123544
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                 3420 E. THIRD AVENUE, FOSTER CITY, CALIFORNIA 94404
             (Address of principal executive offices, including zip code)

                                    (415) 578-1930
                 (Registrant's telephone number, including area code)

             Securities Registered Pursuant to Section 12(b) of the Act:
                                         NONE

             Securities Registered Pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of $16.00 on March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $58,921,648. For purposes of this computation, voting stock held by officers and directors of the Registrant has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such officers and directors are affiliates of the Registrant.

On March 25, 1997, there were 9,205,784 shares of the Registrant's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference in Part II, Items 6, 7 and 8.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 12, 1997, which will be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                             INVISION TECHNOLOGIES, INC.

                                  TABLE OF CONTENTS

                                                                           PAGE

COVER PAGE


TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    i

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   16
    Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   16
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   16

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
    Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .  18
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .  18
    Item 8.  Financial Statements and Supplementary Data . . . . . . . . .  18
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . .  18

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
    Item 10. Directors and Executive Officers of the Registrant  . . . . .  19
    Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .  19
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . . .  19
    Item 13. Certain Relationships and Related Transactions. . . . . . . .  19

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

POWER OF ATTORNEY  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                       i.

                                       PART I.


Item 1. BUSINESS.

    THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S SINGLE PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S MOST RECENT ORDER FROM THE FAA, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE CTX 5000, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AND THE RISKS RELATED TO THE COMPANY'S LIMITED MANUFACTURING EXPERIENCE, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" AND ELSEWHERE IN THIS FORM 10-K.

GENERAL

    InVision is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports an explosive detection system for civil aviation security based on advanced CT technology. To date, the Company's CTX 5000 is the only EDS to be certified by the FAA for use in the inspection of checked luggage on commercial flights. Historically, the FAA has been the leader in establishing standards for aviation security worldwide, and the Company believes that airports around the world will migrate over time towards security policies consistent with those of the FAA. As a result, the Company believes that the CTX 5000 is well positioned to become the industry standard. In December 1996, the Company received an order from the FAA for 54 CTX 5000 systems to be installed at the busiest U.S. airports. For the fiscal year ended December 31, 1996, the Company had revenues of $15.8 million, and at March 1, 1997 had orders in backlog in the amount of $55.0 million. As of March 1, 1997, 30 CTX 5000 systems had been shipped to twelve airports in seven countries around the world.

    The Company believes that the CTX 5000 is the only EDS capable of detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 is superior to competing systems by virtue of its advanced detection technology. The CTX 5000 is capable of capturing and processing substantially more data than other explosive detection systems. The Company believes that there are important technological advantages that lead to the superiority of the CTX 5000 over systems of the Company's primary competitors. By combining heightened levels of data capture and diagnosis capabilities with simple user interfaces, the Company's CTX 5000 is capable of providing high detection and low false alarm rates, as well as advanced threat resolution capability and increased operator efficiency.

    The Company's objective is to become the dominant provider of explosive detection systems worldwide and to extend its expertise in EDS technology to address broader applications. Specific elements of the Company's growth strategy are to enhance its technological leadership, expand its sales and marketing organization, leverage its detection technology expertise to enter new markets for detection, and selectively pursue strategic relationships and acquisitions.

INDUSTRY BACKGROUND

    MARKET SIZE. There are over 600 airports worldwide providing scheduled service for an aggregate of over 2.5 billion passengers per year. Of these airports, over 400 are located in the United States, 150 are in Europe, and 50 are in the Asia/Pacific region. According to a 1996 report issued by the Aviation Security Advisory Committee, it will cost approximately $2.2 billion to equip the 76 largest airports in the United States with certified explosive detection systems.

    THE TERRORIST THREAT. In recent years, increased incidents of bombings and airline terrorism have contributed to an enhanced perception of the threat of terrorism among the general public. According to a report of the President's Commission on Aviation Security and Terrorism dated August 4, 1989, there were over 42 bombings against civilian aviation targets worldwide between 1975 and 1989. According to Time Magazine, there were 10,222 bombings in the United States between 1983 and 1993. According to a CBS poll conducted in July 1996, the public perception of the threat of commercial aircraft bombings has increased dramatically, and airline passengers have expressed a willingness to pay more for airline travel and endure delays if such actions will decrease the threat of successful airline bombings.

    THE EVOLUTION OF EXPLOSIVE DETECTION TECHNOLOGIES. In the 1970's, in response to hijackings, airports worldwide began to install x-ray systems to screen carry on baggage for weapons such as guns and knives. In response to the implementation of this technology, terrorists in some cases adopted the tactic of airline bombings. The effort to develop automated explosive detection capabilities was first established in the late 1970's by the FAA and was predicated on the application of conventional x-ray technology. However, until the advent of certified explosive detection systems in 1994, the Company believes that EDS technology remained largely inadequate. Following the bombing of Pan American Flight 103 over Lockerbie, Scotland in December 1988, certain European countries hastened to implement explosive detection capabilities based upon then existing technologies. In order to placate immediate public safety concerns, these conventional systems were designed to process 100% of checked baggage. However, these conventional systems were and continue to remain deficient in that they are unable to reliably detect and identify all of the types and amounts of explosives determined by the FAA to be a threat to civil aviation.

    Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection. These systems include CT, dual energy x-ray and trace detection. CT technology uses a source of x-rays rotating around an object to create multiple two dimensional images, commonly know as "slices," of the density distribution of the object's cross section and compares these density data to those of explosives. Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies to determine if any of the contents have the physical characteristics of explosive materials. Trace detection equipment, known as "sniffers," detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection. The only explosive detection system to be certified by the FAA is the Company's CTX 5000, which is based on CT technology.

    THE EMERGENCE OF WORLDWIDE STANDARDS AND FAA CERTIFICATION. Throughout the history of civil aviation, the FAA has been a leader in setting the standards for aviation security worldwide. In the 1970's, the FAA first established standards for worldwide security by setting guidelines for screening of carry on baggage for guns and knives. These standards were subsequently mandated by the United Nations for adoption by all of its member states, leading to the installation of over 7,000 detection systems worldwide. Following the December 1988 bombing of Pan American Flight 103, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"), in response to which the FAA increased research and development funding for advanced explosives detection technology. To date the FAA has spent approximately $150 million on such activities.

    In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect under realistic air carrier operating conditions the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft. To do so, the FAA contracted with the National Academy of Sciences to establish a scientifically valid protocol for certification. The FAA also consulted with a variety of public agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The result of this collaboration was the establishment of a detection protocol which focuses on (i) the categories of explosive substances to be detected, (ii) the probability of detection by explosive category, (iii) the quantity of explosive that must be detectable, (iv) the number of bags processed per hour, and (v) the maximum acceptable false alarm rates by explosive. To date only one explosive detection system, the Company's CTX 5000, has met the requirements of the protocol and has been certified by the FAA. In order to meet the throughput criteria established in the FAA protocol, the CTX 5000 was certified with two units operating in parallel.

    IMPLEMENTATION OF MULTI LEVEL SCREENING PROCESSES. As the capabilities of EDS technology have evolved and worldwide detection standards have become more pervasive, certain airports around the world have sought to augment their detection capabilities by implementing various multi level screening processes. To date, two distinct processes have become most prevalent: a system first implemented by the British Airport Authority (the "BAA Approach"); and a system endorsed by the FAA (the "FAA Approach"). Prior to the development of certified detection technology and in recognition of the deficiencies of existing x-ray technology in providing comprehensive detection, certain European airports adopted the BAA Approach, which consists of the use of several explosive detection systems operating in series in order to attempt to increase detection rates while maintaining throughput rates.

    The FAA Approach was developed following the advent of certified detection technology. Currently, the FAA Approach is comprised of a process of passenger "profiling" combined with the use of certified EDS equipment for the detection of explosives in baggage deemed to be high risk. Profiling involves an initial determination of whether a particular passenger represents a high threat based on certain decision criteria which are believed to be reasonable predictors of risk. Based on this determination, a passenger's baggage may undergo a higher level of investigation, which will in most cases involve the baggage being screened with the use of certified EDS equipment. In contrast to the BAA Approach, in which the effectiveness of the entire detection process is dependent on technologies with greater emphasis on throughput than detection, the FAA Approach is predicated on the use of high detection technology and is focused on the ability to accurately and effectively detect explosives and to identify individuals believed to pose the greatest threat to civil aviation. The Company believes that the FAA Approach, as it is currently being implemented at major airports throughout the United States, will prove to be the more effective process in reducing the dangers associated with the use of explosives against civil aviation.

    THE GORE COMMISSION. In response to the recent crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton formed the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission concluded that "the threat against civil aviation is changing and growing, and that the federal government must lead the fight against it" and recommended that "the federal government commit greater resources to improving aviation security." The Gore Commission released its initial report in September 1996, and in October 1996 the United States Congress enacted legislation which includes a $144.2 million appropriation for 1997 for the deployment of explosives detection systems and other advanced security equipment for use by air carriers and airport authorities. Of this amount, $52.2 million, or 36.2%, was allocated to the purchase of certified CT technology.

THE INVISION TECHNOLOGY ADVANTAGE

    The Company believes that the CTX 5000 is the only EDS presently capable of reliably detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 is superior to competing systems by virtue of its advanced detection technology.

    The Company's CTX 5000 employs CT technology which was pioneered in the medical field in the 1970's and enhanced for use in explosive detection by the Company's engineers in the 1990's. As its principal detection vehicle, the CTX 5000 uses a source of x-rays rotating around an object to create two-dimensional images of the density distribution of the object's cross section. These cross-sectional images are commonly known as "slices." The CTX 5000 is capable of rendering several contiguous slices of an object in order to optimize the diagnostic sample-sets of an object. The data gathered from the slices is used to measure the physical characteristics of objects by determining their linear attenuation coefficients (density), morphology (shape), and granularity (uniformity). Once measured, each characteristic is automatically compared, using sophisticated composition algorithms, to a database of characteristics of compounds used in explosive devices in order to render an initial diagnosis of the object's threat. If an object is determined to contain the characteristics of an explosive, additional slices of the object are collected in order to determine the mass descriminates (quantity) of the threat. At this stage, potential threats which cannot be cleared automatically by the CTX 5000 are submitted to an operator for threat resolution. The operator is also presented with information regarding the presence of detonators, power sources, proximity charges, metallic objects and other characteristics of a potential bomb, and the suspicious objects are highlighted in different colors.

    The Company believes that there are three important technical characteristics which lead to the superiority of the CTX 5000 over systems of the Company's primary competitors, which are based on dual energy technology. These characteristics are:

    DATA QUALITY AND QUANTITY. Dual energy x-ray systems collect data from one or two views of an object to determine the atomic number of materials encountered during the scan. CT technology, with approximately 500 views per slice, yields more data and is capable of measuring the density of an object. While explosives have well defined density ranges which are generally distinct from those of the contents of checked baggage, certain classes of explosives have atomic numbers which are similar to those of many materials found in checked baggage. As a result, the CTX 5000 is better able to distinguish between explosives and the benign contents of checked baggage, resulting in higher detection and lower false alarm rates.

    THREE DIMENSIONAL DATA. CT technology's ability to render three dimensional data concerning an object also contributes to its superior detection compared to dual energy x-ray technology. By utilizing these data, CT technology is able to map characteristics of an object, such as mass and density, regardless of the object's position in the bag and the superposition of other objects. Dual energy x-ray systems render only two dimensional data. As a result, if multiple objects are superimposed over the potential explosive, the system's ability to calculate the atomic number of the potential explosive is diminished. Given the inherent limitations of the use of atomic numbers as a parameter for explosive detection, this diminished capacity with regard to stacked objects is particularly problematic.

    ADVANCED THREAT RESOLUTION. Threat resolution refers to the process following an alarm of determining whether checked baggage is safe or contains a threat. Once an alarm occurs, the CTX 5000 presents its operators with images and threat analysis tools that are unavailable in dual energy systems.
 For example, the CTX 5000 simultaneously provides operators with both x-ray images and CT images on separate screens. These data are cross-referenced with each other to give the operator an overall image of a suitcase and detailed CT information relating to the contents, and in particular relating to the potential threat. In addition to the images, the CTX 5000 provides an abundance of tools and data, designed to allow operators to determine whether a bag is a threat requiring further action or is safe to clear to the plane. One of these tools is the ability to take additional slices to provide more data and focus in on the threat. In contrast, dual energy x-ray systems display a single x-ray image of a potential threat and are not capable of providing additional information to an operator who suspects that an explosive is present.

    The Company believes that the strengths of the CTX 5000 with respect to these three important technical characteristics were central to the CTX 5000 meeting the stringent FAA standards for certification and to gaining operational acceptance by the commercial aviation industry. In addition, the Company believes that the limitations of competing technologies with respect to these important characteristics will limit these technologies' ability to attain the high detection and low false alarm rates necessary to obtain FAA certification; however, there can be no assurance that technological innovations will not enable these technologies to overcome these limitations.

    As the only EDS to be certified by the FAA, the Company believes its CTX 5000 system is well positioned to be the cornerstone of the advanced explosive detection process being promoted by the FAA for implementation at airports around the world. However, there currently is no requirement that U.S. airlines or airports (or international airlines or airports) deploy FAA certified explosive detection systems or that U.S. airlines or airports (or most international airlines or airports) deploy explosive detection systems at all. Should the standards be lowered, resulting in other lower priced or higher throughput explosive detection systems becoming certified, or should other competitive systems otherwise become certified, the Company would lose a significant competitive advantage. Under such circumstances, there can be no assurance that the Company's product would be able to compete successfully with these systems. In addition, should the FAA increase its certification standards, there can be no assurance that the CTX 5000 would meet such standards.

GROWTH STRATEGY

    The Company's objective is to be the leading provider of explosive detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of the Company's growth strategy are to:

    ENHANCE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological capabilities provide it with a significant competitive advantage. Accordingly, the Company considers research and development to be a vital part of its operating discipline, and continues to make substantial investments to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. Among the Company's priorities in enhancing its technological capabilities are to increase throughput rates while maintaining certified detection capability and to increase threat resolution capabilities. In 1996, the Company spent $4.3 million (or 26.9% of revenues) for research and development to improve the Company's technology.

    EXPAND SALES AND MARKETING CAPABILITIES. The Company believes that its sales and marketing capability is vital to achieving high levels of market penetration for its systems. The objectives of the Company's sales force include promoting broader acceptance for EDS technology worldwide and emphasizing the importance of high detection rate EDS technology. Because sales cycles for the CTX 5000 can be lengthy, the Company's sales and marketing efforts are focused on developing and maintaining close working relationships with key management personnel at regulatory authorities, airports and airport authorities worldwide. As the market for certified explosive detection technology expands, the Company intends to supplement its sales and marketing capability by adding sales personnel in the U.S. and in Asia, enhancing customer support capabilities in Europe through the addition of systems integration expertise, and continuing to educate governmental entities worldwide about the benefits of certified detection and the advantages of the CTX 5000.

    LEVERAGE TECHNOLOGY EXPERTISE TO ENTER NEW MARKETS FOR DETECTION. The Company believes that installations of advanced automated explosive detection systems at airports will accelerate the adoption of this technology for additional aviation applications such as screening of carry-on baggage and trailer-mounted mobile units for inspections at remote location, as well as for other security applications, including the detection of drugs, the protection of government and private facilities, and the screening of mail. Since the amount of government money spent in drug interdiction efforts far surpasses the amount spent for the development of EDS technology, the Company believes that drug detection applications afford significant market opportunities for the application of the Company's certified detection technology. The Company believes that its leadership in high detection technology will be a competitive advantage as these markets develop.

    PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. From time to time the Company reviews strategic relationship opportunities, including potential acquisitions, that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. The Company believes that the CTX 5000 is suited to the integration of applications which are direct extensions of its strength in explosive detection technology. Pursuant to this strategy, the Company has entered a strategic relationship with EG&G Astrophysics for the development of an explosive detection system based upon a combination of the CTX 5000 as it currently exists and a pre-scanner based upon EG&G's x-ray scanning technology. See "--Product Development."

PRODUCT DEVELOPMENT

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. In particular, the Company recognizes the need to improve certain of its system capabilities, specifically related to throughput and gantry size, in order to accommodate the breadth of market potential for EDS technology. At March 1, 1997 the Company had 35 full time employees engaged in research and development activities, and also was using the services of eight specialized contract employees and consultants in this area. During the year ended December 31, 1996, the Company spent $4.3 million on research and development activities, of which $1.5 million was funded by the FAA under development contracts and grants.
In order to fulfill the objectives of its growth strategy, the Company intends to continue to invest heavily in product development.

    The Company's development efforts under the current FAA research grant are primarily focused on increasing the speed (throughput) and decreasing the manufacturing cost of the CTX 5000. The Company is also developing, in conjunction with the FAA, improvements to the user interface, inspection algorithms, and operator on line testing techniques. Any such modifications or updated versions of the CTX 5000 may require FAA approval in order to retain certification or may require re certification. There can be no assurance that any such modifications will be approved or, if required, certified by the FAA. The Company believes that its long term success will depend in part upon the ability to manufacture an EDS that meets or exceeds the throughput standards of the FAA Final Certification Criteria without being combined with another unit.

    The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. To date the Company has received $8.0 million from FAA grants and contracts, and expects to receive an additional $2.7 million for further throughput enhancement and cost reduction activities in 1997. The Company is also aware that Lockheed Martin Corporation was awarded a grant of approximately $8.7 million in January, 1996 from the FAA for the design and development of a CT based EDS over a two year period. There can be no assurance that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds. In addition, the grant to Lockheed Martin Corporation and any future grants to the Company's other competitors may improve such competitors' ability to develop and market high detection EDS technology and cause the Company's customers to delay any purchase decisions, which could have a material adverse effect on the Company's ability to market the CTX 5000.

    In November 1996, the Company entered into a Research and Development Agreement with EG&G Astrophysics ("EG&G") whereby an EG&G affiliate invested $2.0 million in the Company and the parties agreed to attempt to jointly develop and introduce to the EDS marketplace a system combining the two companies' products into an automatic, high throughput, high detection system. The terms of the agreement provide for the parties to equally fund and jointly own the technology developed in the development program. Either party may terminate the agreement for cause, or may terminate the agreement without cause (which in certain cases would result in a penalty) on 60 days' notice. This alliance targets the furtherance of the Company's strategy to increase throughput and provide a better solution than multi level detection systems currently in use in certain airports in the United Kingdom and Asia which, the Company believes, represent a significant compromise in detection and increase the cost and complexity of the baggage handling system. There can be no assurance that the Company and EG&G will be able to develop such an EDS in a cost effective manner or at all.

CUSTOMERS

    In order to capitalize on the global opportunity for deployment of explosive detection technology for civil aviation, the Company focuses on three important markets: (i) installations at key U.S. airports, (ii) installations at new airports under construction worldwide and (iii) installations at international airports.

    The following is a list of the airports which are employing the Company's CTX 5000 technology or have a CTX 5000 on order as of March 1, 1997:


             AIRPORT                               LOCATION                         OPERATED BY
             -------                               --------                         -----------
John F. Kennedy International (2 units)        New York, New York           El Al Israel and United Airlines
Hartsfield International (2 units)             Atlanta, Georgia             Delta Airlines
San Francisco International (1 unit)           San Francisco, California    United Airlines
O'Hare International Airport (1 unit)          Chicago, Illinois            United Airlines
Heathrow International (3 units) (1 UNIT)      London, England              British Airport Authority
Manchester International (10 units)            Manchester, England          Manchester Airport
Brussels National (1 unit)                     Brussels, Belgium            Brussels Airport
Charles de Gaulle International (2 units)      Roissy, France               Direction Generale de L'Aviation Civile
(1 UNIT)
Orly International (2 UNITS)                   Paris, France                Direction Generale de L'Aviation Civile
Narita International (1 unit)                  Tokyo, Japan                 A distributor
Ben Gurion International (4 units)             Tel Aviv, Israel             Israel Airports Authority
Nino Aquino International (2 units)            Manila, Philippines          Northwest Airlines
Riyadh International (1 UNIT)                  Riyadh, Saudi Arabia         A distributor

------------------

    ITALICIZED ITEMS DENOTE NUMBER OF UNITS ON ORDER BUT NOT YET SHIPPED.

    In December 1996, as an extension of legislation enacted upon the recommendation of the Gore Commission, the Company received an order for 54 CTX 5000 systems from the FAA. Under the terms of the FAA contract, these units are to be shipped during 1997 to America's busiest airports. As of March 30, 1997, four of these systems have been shipped. For reasons of security, the FAA will not divulge the deployment schedule or locations of the remaining units at this time. In addition, the government has the option to purchase up to 46 additional systems for 1998, bringing the total value of the contract, if such option is fully exercised, to $110.9 million. The FAA may cancel this contract for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contract.

    A majority of the CTX 5000 systems shipped to date have been installed since January 1996, and the Company's customers have only limited experience with the operation of the CTX 5000 in high volume airport operations. Many of the factors necessary to make the overall baggage scanning system a success, such as the CTX 5000's integration with the baggage handling system, ongoing system maintenance and the performance of operators, are beyond the control of the Company. In particular, once the CTX 5000 identifies a threat, the operator must make a determination whether the threat is actual or a false alarm and, therefore, whether or not to allow the bag to continue onto the aircraft. Unsatisfactory performance of operators can lead to reduced efficacy of the CTX 5000. The failure of the CTX 5000 to perform successfully in deployments, whether due to the limited experience of the Company's customers with the CTX 5000, operator error or any other reason, may have an adverse effect on the market's perception of the efficacy of the CTX 5000.

    As a result, the Company believes that customer service and support are critical to its success and has committed significant resources to these functions. Accordingly, the Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. The Company's service organization includes customer service engineers, product application specialists, operator training engineers and technical support engineers. As of March 1, 1997 the Company had 14 individuals employed in customer service and support roles. The Company typically hires and trains its own support staff throughout the world rather than relying on third party maintenance services. In addition to providing a one year parts warranty, the Company offers fee based primary and back up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, under full service contracts, periodic software releases.

    The Company believes that operator qualification and training is as important to the explosives detection process as the CTX 5000's automated detection process. In this regard, the Company has developed and provides in depth operator training and testing as a critical component of each sale and installation.

    In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. During the fiscal year ended December 31, 1996, revenues from the Company's six largest customers were $14.0 million, or 88.4%, of the Company's revenues. During the fiscal year ended December 31, 1995, revenues from the Company's three largest customers were $6.8 million, or 75.0%, of the Company's revenues. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 54 CTX 5000 systems, is with the FAA. There can be no assurance that such funding or sales will continue in the future.

    Substantially all of the Company's customers to date have been public agencies or quasi public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period to period fluctuations as a result of these and other factors affecting capital spending. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy.

SALES AND MARKETING

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of March 1, 1997, the Company employed a total of eight people in sales and marketing. In North America, the Company markets its CTX 5000 primarily through direct sales personnel, which as of March 1, 1997 consisted of three individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of March 1, 1997, the Company had four direct international sales personnel broadly covering Europe, Asia, and the Middle East and approximately 12 authorized agents representing the Company in specific countries. In addition, in order to explore opportunities in Japan, the Company has entered into a distributor agreement with InVision Japan, a Japanese corporation owned 10% by the Company. For sales through its authorized agents and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms.

    During the fiscal years ended December 31, 1996 and 1995, international sales represented 76.2% and 89.2%, respectively, of the Company's revenues. The Company, accordingly, is exposed to the risks of international business operations, including unexpected changes in regulatory requirements, changes in foreign control legislation, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluation, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, and potentially negative tax consequences. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

    Support for the direct and indirect sales representatives is provided by product application specialists who assist in pre and post sale support. Such support includes assistance in designing customer configurations, educating customers on the system and technology and supporting the implementation and integration process. In addition, the Company provides its sales representatives with training, promotional literature, a multi media presentation, videos and competitive analysis.

    The selling process often involves a team comprised of individuals from sales, marketing, engineering, customer service and support, and senior management. The team frequently engages in a multi level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and or conveyor integrators, individual airlines and airline operating committees. The sales process of the CTX 5000 is often protracted due to the lengthy approval processes that typically accompany large capital expenditures. The Company's revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows and hire additional technical expertise in addition to procuring the CTX 5000, all of which involve a significant capital commitment as well as significant future support costs. The sales cycle is also extended by the time required to manufacture the CTX 5000 and install and assimilate the CTX 5000. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's system and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 as the customer site is prepared and the CTX 5000 is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue. Often, local government regulators become involved in the sales decision process or provide funds for the purchase. For repeat orders from existing customers, the Company can often expedite the sales cycle by utilizing existing contracts and contract extensions and thereby avoiding lengthy procurement processes.

COMPETITION

    The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the EDS market and as the Company develops additional capabilities and enhancements for the CTX 5000 and new applications for its certified technology. Historically, the principal competitors in the market for explosive detection systems have been InVision, Vivid Technologies, Inc., EG&G, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides EDS solutions and products for use in the inspection of checked luggage, although to date only the Company's CTX 5000 has been certified by the FAA. The Company is aware of certain major corporations competing in other markets that intend to enter the EDS market. In particular, in January 1996 Lockheed Martin Corporation received a grant in the amount of approximately $8.7 million from the FAA for the design and development of a CT based EDS over a two year period. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions for EDS products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Company's competitors may have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or with new entrants to the EDS market.

    The Company believes that its ability to compete in the EDS market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked baggage. Although the Company believes that the CTX 5000 is superior to its competitors' products in its explosive detection capability and accuracy, the CTX 5000 must also compete on the basis of price, throughput, the ability to handle all sizes of baggage, and the ease of integration into existing baggage handling systems. Certain of the Company's competitors may have an advantage over the Company's existing technology with respect to these factors. Currently, the CTX 5000 has an average selling price of approximately $1.0 million, compared to substantially lower prices for systems offered by the Company's competitors; has a throughput rate of approximately 300 bags per hour ("bph"), compared to rates claimed to exceed 1,000 bph by certain of the Company's competitors; has a gantry size which limits the ability of the unit to accept all sizes of baggage; and requires that the baggage remain still while being scanned, making it difficult to integrate into the continuously moving baggage handling systems found in most airports. There can be no assurance that the Company will be successful in convincing potential customers that the CTX 5000 is superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for the Company's system. Further, there can be no assurance that the Company will be able to enhance the CTX 5000 to better compete on the basis of cost, throughput, accommodation of baggage size and ease of integration, or that the Company will otherwise be able to compete successfully with existing or new competitors.

BACKLOG

    The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders which are scheduled for delivery within the next 18 months. The Company typically ships its products within three to twelve months after receiving an order. However, such shipments may be impacted by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At March 1, 1997, the Company's system revenues backlog was approximately $55.0 million, and at March 1, 1996, the Company's system revenues backlog was approximately $6.5 million.

    Substantially all of the Company's backlog as of March 1, 1997 is expected to be shipped during the current fiscal year. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

MANUFACTURING

    The Company seeks to focus its manufacturing resources on activities which emphasize the Company's core competencies and distinctive value. The Company's manufacturing operations consist primarily of: materials management; assembly, test and quality control of parts and components subassemblies; and final system testing. Using the Company's designs and specifications, subcontractors assemble mechanical and electrical sub components. The Company performs final assembly and testing of systems, including configuration to customers orders and testing with current release software, prior to shipment. The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and testing. In addition, because quality and reliability over the life of the Company's products are vital to customer satisfaction and repeat purchases, the Company believes its quality assurance program to be a key component of its business strategy.

    The Company generally purchases major contracted assemblies from single source suppliers in order to ensure high quality, prompt delivery and low cost. The Company reviews its single source procurements on a case by case basis and began to qualify second sources for certain contracted assemblies in 1996. The Company purchases components, materials and electro-mechanical subsystems from single source suppliers pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers. Moreover, in view of the high cost of many of these components, the Company does not maintain significant inventories of some necessary components. If the Company's suppliers were to experience financial, operational, production or quality assurance difficulties, the supply of components to the Company would be reduced or interrupted. Although to date the Company has not experienced any significant delays in obtaining any of its single source assemblies, there can be no assurance that the Company will not face shortages of one or more of these systems in the future.

    The Company outsources certain manufacturing processes, including standard and build to print fabricated parts such as mechanical subassemblies, sheet metal fabrication, cables and assembled printed circuit boards. This strategy enables the Company to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and timing of new product introductions, all of which the Company believes are critical to exceeding customer expectations. The inability of the Company to develop alternative sources for single or sole source components, to find alternative third party manufacturers or subassemblers, or to obtain sufficient quantities of these components could result in delays or interruptions in product shipments.

    The Company is currently producing approximately four systems per month and has the capacity to accommodate production of over six systems per month in its current facility. In February 1997, the Company entered into a lease agreement for a new headquarters and manufacturing facility. The new facility is expected to be outfitted for occupancy in June 1997. The new facility is expected to have an initial capacity in excess of 15 systems per month. The Company's plans call for production levels which may be in excess of its current facility's capacity. Any delays in the availability of the new facility for the production of CTX 5000 systems could cause delays in shipments of such systems to customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business Risks--Limited Manufacturing Experience; Management of Growth" and "Properties."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company's performance depends in part upon its proprietary technology. In the United States, the Company relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of the CTX 5000 and the Company's CT technology. There can be no assurance, however, that the Company could enforce such patents, trade secrets or copyrights.
The Company has a United States patent for automatic concealed object detection having a pre scan stage which expires in 2010 (the "Patent") but does not rely on the Patent. There can be no assurance that the Patent would be effective in preventing CT based competition. In accordance with certain Federal Acquisition Regulations included in the Company's development contract, dated September 27, 1991 (the "FAA R&D Contract"), with the FAA, the United States Government has rights to use certain of the Company's proprietary technology developed after the award of the FAA R&D Contract and funded by the FAA R&D Contract. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using the Company's CT technology. In the event that the U.S. Government were to exercise these rights, the Company's exclusivity in supplying the U.S. Government with certified CT based explosive detection systems could be materially adversely affected. Moreover, pursuant to 28 U.S.C. 1941, the U.S. Government has the right to allow any entity to infringe a patent, trade secret or copyright otherwise protected by federal law, and the aggrieved party can sue only for royalties, not for injunctive relief. In the event that the U.S. Government permits another entity to infringe on the Patent or the Company's trade secrets or copyrights, the Company would be unable to prevent such infringement, which may have a material adverse effect on the Company's competitive position in the EDS market.

    The Company generally enters into confidentiality agreements with each of its employees, distributors, customers, and potential customers and limits access to distribution of its software, documentation and other proprietary information. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. Outside the United States, the time period for filing a foreign counterpart of the Patent has expired, and the Company has not sought or obtained patent protection (except to the extent of licenses held under patents owned by Imatron, Inc., hereafter referred to as "Imatron") and has relied to date primarily on software copyrights and trade secrets for the protection of its proprietary technology. The absence of a foreign counterpart to the Patent could adversely affect the Company's ability to prevent a competitor from using technology similar to technology used in the CTX 5000. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar, functionally equivalent or superior technology.

    The Company in the past has received, and may from time to time in the future receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company. If the Company's product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Irrespective of the validity or success of such claims, defense of such claims could result in significant costs to the Company and the diversion of time and effort by management, either of which by itself could have a material adverse effect on the business, financial condition and results of operations of the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages in certain circumstances), or prevent the Company from selling its products. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. In addition, litigation may be necessary to enforce patents issued to or licensed exclusively to the Company and protect trade secrets or know how owned or licensed by the Company and, whether or not the Company is successful in defending such intellectual property, the Company could incur significant costs and divert considerable management and key technician time and effort with respect to the prosecution of such litigation.

    The Company also holds an exclusive, royalty free, worldwide license from Imatron (obtained in connection with the formation of the Company) under Imatron's patents and know how to develop, manufacture and sell (a) systems for the inspection of mail, freight, parcels and baggage, and (b) compact medical scanner products for military field applications. The Company, in exchange, granted to Imatron an exclusive, royalty free, worldwide license under the Company's patent or future patents and know how to permit Imatron to utilize such technology in medical scanner products (other than compact medical scanner products for military field applications). Imatron is a manufacturer of medical scanning systems and holds a portfolio of CT patents.

    While the Company believes that its intellectual property rights are valuable, the Company also believes that because of the rapid pace of technological change in the industry, factors such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support, and customer relations are of greater competitive significance.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                       AGE                  POSITION
----                       ---                  --------
Dr. Sergio Magistri.....   44   President, Chief Executive Officer and Director
Sauveur Chemouni........   42   Vice President, Engineering
Curtis P. DiSibio.......   40   Vice President and Chief Financial Officer
David Pillor............   42   Senior Vice President, Sales and Marketing
Dr. Fredrick L. Roder...   49   Vice President, Federal Systems
Dr. Benno Stebler.......   44   Vice President, Manufacturing
Stephen Wolff...........   38   Vice President, Marketing & Product Development


    DR. SERGIO MAGISTRI has served as President, Chief Executive Officer and Director of the Company since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro erosion machining with sub micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies, including FI.M.A.I. Holding, S.A. As a consultant to FI.M.A.I., Dr. Magistri was involved in the formation of the Company and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron, Inc. ("Imatron"), a CT medical scanner company, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering at Imatron. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

    SAUVEUR CHEMOUNI joined the Company in 1990 as Manager and became Director of Engineering in January 1994. He has served as Vice President of Engineering since September 1995. From 1988 to 1990, he was with Imatron, where he was instrumental in the development of the Company's original EDS capability. From 1983 to 1988, he was the owner of a computer graphics company. Mr. Chemouni holds a degree in physics and a Masters degree in Computer Sciences from Supelec, Paris, France.

    CURTIS P. DISIBIO has served as Vice President, Finance and Administration of the Company since April 1991 and Chief Financial Officer since March 1993. From 1980 to 1986, Mr. DiSibio worked in public accounting. In 1986 Mr. DiSibio served as controller of Trilogy Systems Corporation ("Trilogy"), a development stage mainframe computer company, and was involved in the sale of Trilogy's operations to Digital Equipment Corporation. From 1987 to 1990, Mr. DiSibio held various positions including Treasurer and Chief Financial Officer of ELXSI Corporation, a publicly traded mini super computer company which Trilogy had acquired. Mr. DiSibio received a Masters degree in Business Administration from Santa Clara University.

    DAVID M. PILLOR joined the Company in July 1994 as Vice President, Sales and Marketing, and has served as Senior Vice President, Sales and Marketing since November 1995. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a Bachelor of Science degree in Chemistry from the University of Maryland.

    DR. FREDRICK L. RODER has served as Vice President, Federal Systems, of the Company since January 1997, following the acquisition of Imatron Federal Systems, Inc. ("IFS") by the Company. From June 1991 to December 1996, he served as President of IFS and as Prime Contractor and Principal Investigator on FAA research and development contracts. From 1986 until 1991, he served as Director, New Product Development, of Imatron. He holds a Bachelor of Science degree in Physics from City College of New York, a Masters degree in Physics from Yeshiva University and a doctorate in Nuclear Science and Engineering from Catholic University of America.

    DR. BENNO STEBLER joined the Company in May 1991 as Vice President, Engineering, and has served as Vice President, Manufacturing, of the Company since September 1995. From 1989 to 1991, Dr. Stebler served as Staff Engineer at Toshiba America, a consumer electronics company. From 1986 to 1989, Dr. Stebler served in various positions at Imatron including Software Manager of the Compact Medical Scanner, a predecessor to the CTX 5000. Dr. Stebler holds a diploma of Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

    STEPHEN WOLFF joined the Company in 1990 first as Manager and then as Director, Marketing & Product Development, and has served as Vice President, Marketing & Product Development, of the Company since October 1995. From 1981 to 1990, Mr. Wolff held various positions at Science Applications International, Corp., a government research contractor, including Project Coordinator for development of a Prototype Thermal Neutron Analysis explosive detection system. Mr. Wolff was also principal investigator for an FAA sponsored testing program for weapons detection technology. Mr. Wolff holds a Bachelor of Science degree in Chemical Engineering from Imperial College, London, England and a Masters degree in Chemical Engineering from Stanford University.

EMPLOYEES

    As of March 1, 1997, the Company employed 127 people, of whom 35 were primarily engaged in research and development activities, 22 in marketing and sales, customer support and field service, 23 in manufacturing and 20 in administration and finance. In addition, the Company utilized the services of 27 full time consultants and temporary employees in 1996. Management believes that the Company's relationship with its employees is good.

    The Company's performance depends in part on the expertise of certain technical personnel with skills in the disciplines of x-ray physics, image reconstruction and expert systems design. In addition, much of the Company's proprietary technology is known only by certain technical employees and might be unavailable should such individuals leave the Company. The number of scientists qualified to perform the development required by the Company is extremely limited.

BUSINESS RISKS

HISTORY OF LOSSES; NO ASSURANCE OF PROFITABILITY

    The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter in 1995. The Company has experienced net losses for each quarter and year since inception and, as of December 31, 1996, had an accumulated deficit of approximately $19.5 million. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis or, if it is achieved, that profitability can be maintained.
The Company expects to expend its manufacturing, research and development, sales and marketing, and administrative capabilities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's business, financial condition and results of operations if revenues do not increase at an equal or greater rate.

FLUCTUATIONS IN OPERATING RESULTS

    The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX 5000 by the Company or new products by its competitors; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the CTX 5000 in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the CTX 5000; the availability and cost of key components; the availability of manufacturing capacity; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's systems revenues in any period are derived from sales of multiple CTX 5000 systems to a limited number of customers and are recognized upon shipment which, in addition to the high cost of one CTX 5000 causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period to period comparisons of its results of operations are not meaningful and cannot be relied upon as indications of future performance. Because of all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

SINGLE PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE

    The CTX 5000 currently is the only product offered by the Company and the Company derives substantially all of its revenues from the sale of CTX 5000 units. The Company's orders to date have been received from a limited number of customers and the substantial majority of these have been from a single customer, the FAA. The commercial success of the CTX 5000 will depend upon its acceptance by domestic and international airports, government agencies and airlines as a useful and cost effective alternative to less expensive, higher throughput (i.e. bags per hour) competing products employing different technologies. The large capital commitment (approximately $1.0 million) required to purchase the CTX 5000 may limit the marketability of the CTX 5000. In addition, the Company's failure to compete successfully with respect to throughput, the ability to scan all sizes of baggage, the ease of integration of the CTX 5000 into existing baggage handling systems and other factors could delay, limit or prevent market acceptance of the CTX 5000. Moreover, the market for EDS technology is largely undeveloped, and the Company believes that the overall demand for EDS technology will depend significantly upon public perception of the risk of terrorist attacks. There can be no assurance that the public will perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue EDS technology. As a result, there can be no assurance the Company will be able to achieve market penetration, revenue growth or profitability. See "Competition" and "Industry Background."

LIMITED MANUFACTURING EXPERIENCE; MANAGEMENT OF GROWTH

    As of March 1, 1997, the Company had produced a total of 36 CTX 5000 systems and had not sustained then current production levels for any significant period of time. As a result of the FAA's recent order of 54 CTX
5000 systems, the Company is in the process of substantially increasing its rate of manufacture of the CTX 5000, which has placed significant demands on the Company's management, working capital and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems when necessary, or difficulties encountered during such upgrades, could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the increase in production capability will depend in part upon the Company's ability to continue to improve and expand its engineering and technical resources and to attract, retain and motivate key personnel. The failure of the Company to establish such production capability or to increase its revenues sufficiently to compensate for the increase in operating expenses resulting from current or any future expansion would have a material adverse effect on the Company's business, financial condition and results of operations.

    To accommodate the recent increase in the manufacturing rate, the Company has entered into a lease for a new, substantially larger, manufacturing facility. The ability of the Company to successfully transition its manufacturing operation to this new facility is subject to a variety of factors, including the ability to install appropriate equipment, adapt to a new working environment, and quickly and efficiently move to the new facility. The operations of this new facility will also require the Company to incur substantially larger fixed costs than it has experienced in the past. Unforeseen delays and complications that may arise in the transition to the new facility which could interrupt the Company's manufacturing rate, failure of the FAA to perform under the December 1996 purchase contract, or failure to maintain an order rate sufficient to fully utilize this new manufacturing facility each could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Customers," "--Manufacturing" and "Properties."

PRODUCT LIABILITY RISKS; RISK OF FAILURE TO DETECT EXPLOSIVES;
AVAILABILITY OF INSURANCE

    The Company's business exposes it to potential product liability risks which are inherent in the manufacturing and sale of explosive detection systems. There are many factors beyond the control of the Company that could lead to liability claims, such as the reliability of the customer's operators, the training of the operators after the initial installation and training period, and the maintenance of the units by the customers. For these and other reasons, there can be no assurance that the units will detect all explosives hidden in the luggage scanned. The Company does not believe that it would be liable for any such claims, but the cost of defending any such claims would be significant and any adverse determination may be in excess of the Company's insurance coverage. Moreover, the failure of the CTX 5000 to detect an explosive would also result in negative publicity which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's customers require the Company to maintain insurance at certain levels. The Company currently has product liability insurance in the amount of $150 million. There can be no assurance that additional insurance coverage, if required by customers or otherwise, could be obtained on acceptable terms, if at all.

CONCENTRATION OF OWNERSHIP; CONTROL BY MANAGEMENT

    As of March 1, 1997, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), and its affiliates hold approximately 35.2% of the Company's Common Stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially own 17.8% of the outstanding Common Stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of the date hereof. Consequently, HARAX together with the Company's directors and executive officers, acting in concern, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporation actions requiring stockholder approval. In addition, HARAX, acting along, has the power to significantly affect matters relating to the Company's affairs and business.

RECENT DEVELOPMENT

    On March 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of 3,125,000 shares of Common Stock (the "Proposed Underwritten Offering"). Of such shares, 1,875,000 shares will be offered by the Company and 1,250,000 shares will be offered by certain selling stockholders. Offers and sales of the shares in the Proposed Underwritten Offering will be made by a separate Prospectus.

ITEM 2.   PROPERTIES.

    The Company's principal administrative, marketing, development and manufacturing facility is located in Foster City, California and consists of approximately 27,000 square feet under a lease which expires in October 1998. The Company has an option to extend the lease for one year. The base rent under this lease is approximately $300,000 per year. In March, 1997 the Company entered into a lease for new principal corporate offices and manufacturing facilities in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. The initial base rent under this lease is approximately $672,000 per year. The Company anticipates relocating to this new facility upon completion of tenant improvements, currently scheduled for June 1997. Management believes that the new facilities will be sufficient to satisfy the Company's administrative and manufacturing needs for the foreseeable future.

    The Company's manufacturing facility is currently producing approximately four systems per month and has the capacity to accommodate production of over six systems per month. The new facility is expected to have a capacity in excess of 15 systems per month before the implementation of activities for manufacturing cycle time reduction and multiple shifts.

ITEM 3.   LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                       PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    On April 23, 1996, the Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "INVN". Prior to that date, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low bid quotations of the Common Stock as reported on the Nasdaq SmallCap Market giving effect to the Company's 2-for-1 stock split effected on February 7, 1997 as if the stock split had occurred on April 23, 1996. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                              THE NASDAQ
                                                            SMALLCAP MARKET
                                                          --------------------
                                                           HIGH          LOW
                                                          -------      -------
     Fiscal 1996
        Second Quarter (from April 23, 1996)..........    $ 6 5/8       $5 5/8
        Third Quarter.................................    17 1/16        4 5/8
        Fourth Quarter................................    17 5/16       10 7/8

    On March 25, 1997, the last sale price of the Common Stock on the Nasdaq SmallCap Market was $16.00 per share. On March 1, 1997 there were 176 stockholders of record of Common Stock, and the Company believes its shares were held beneficially by approximately 4,000 owners on such date. In connection with the Proposed Underwritten Offering, the Company has made application for inclusion of the Common Stock on the Nasdaq National Market; however, there can be no assurance that such application will be approved.

DIVIDENDS

    The Company has never declared or paid cash dividends on its Common Stock and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations. In addition, the Company's bank credit facility prohibits the payment of dividends without the lender's consent.

RECENT SALES OF UNREGISTERED SECURITIES

    From January 1, 1996 through December 31, 1996, the Company sold and issued the following unregistered securities:

    (1) On July 1, 1996, the Company issued 4,546 shares of Common Stock to Scot Land in consideration of a three way release among himself, the Company and the Italimprese Group.

    (2) On August 23, 1996, the Company issued 479,318 shares of Common Stock to Anaconda Opportunity Fund ("Anaconda") following the exercise of a warrant. The warrant was issued to a predecessor-in-interest to Anaconda in connection with a certain Bridge Loan and Security Agreement, dated as of December 28, 1995, entered into between the Company and Anaconda Partners, L.P. (the "Bridge Loan"). Under the terms of the warrant 454,544 shares were exercisable at a price of $4.40 per share and 63,636 shares were exercisable at a price of $5.50 per share.

    (3) In August 1996, the Company issued 38,862 shares to LEO Holdings, Inc. ("LEO") following exercise of a warrant originally issued to Anaconda in connection with the Bridge Loan and transferred to LEO. Under the terms of the warrant 34,090 shares were exercisable at a price of $4.40 per share and 4,772 shares were exercisable at a price of $5.50 per share.

    (4) On November 12, 1996, the Company issued 183,750 shares of Common Stock to EG&G International, Ltd. at a price of $10.88 per share.

    (5) On December 31, 1996, the Company issued 32,000 shares of Common Stock to Fredrick L. Roder in consideration of all of the outstanding common voting stock of Imatron Federal Systems, Inc.

    The sales and issuances of securities described in paragraphs 1 through 5 above were made to "Accredited Investors" as such term is defined under Rule 501 of the Securities Act and were therefore deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and Rule 506 of the Securities Act.

    Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any such securities except sales of shares by LEO as resale of these shares was registered pursuant to a registration statement declared effective on June 7, 1996. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

    THE INFORMATION REQUIRED BY ITEMS 6, 7 AND 8 IS INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 (THE "ANNUAL REPORT") UNDER THE SAME HEADINGS AS FOLLOWS:


ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Item 10 is incorporated by reference to the Proxy Statement under the caption "Proposal No. 1--Election of
Directors--Nominees." For the information required as to Executive Officers, see Part I, "Item 1. Business--Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by Item 11 is incorporated by reference to the Proxy Statement under the captions "Proposal No. 1--Election of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is incorporated by reference to the Proxy Statement under the captions "Proposal No. 1--Election of Directors" and "Certain Transactions."

                                      PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    List of Financial Statements

          The following is a list of the financial statements of The Registrant appearing in the Annual Report and incorporated herein by reference under Item 8, above:

          Consolidated Balance Sheets as of December 31, 1995
          and 1996

          Consolidated Statements of Operations for the Years
          Ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1994, 1995 and 1996

          Notes to Consolidated Financial Statements

(a)(2)    List of Financial Statement Schedules

          All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(a)(3)    Exhibits:

           3.1+     Amended and Restated Certificate of Incorporation of the
                    Registrant.
           3.2+     Bylaws of Registrant.
           4.1      Reference is made to Exhibits 3.1 and 3.2.
           4.2+     Representative's Warrant Agreement.
          10.1+     Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc.
          10.2+     Stockholders Agreement for the Formation of the Registrant,
                    dated as of August 13, 1990, between Imatron and
                    FI.M.A.I and Amendment, dated as of September 7, 1990,
                    as amended by the Termination Agreement, dated as of
                    December 9, 1992 among the Registrant, FI.M.A.I and Imatron.
          10.3+     Lease, dated as of May 20, 1992, as amended May 4, 1995,
                    between the Registrant and BVY Group.
          10.4+     Registrant's Equity Incentive Plan, dated March 9, 1996.
          10.5+     Registrant's 1996 Employee Stock Purchase Plan, dated
                    March 9, 1996.
          10.6+     Warrant to Purchase Stock pursuant to the Bridge Loan
                    Financing Agreement, dated as of December 28, 1995, by and between the Registrant and Anaconda Partners, L.P.
          10.7+     Standby Financing Agreement, dated as of July 26, 1991, by and between the Company and FI.M.A.I.
          10.10+    Investor Rights Agreement, dated as of December 29, 1995, by and between the Registrant and Kay's Corporation.
          10.12*    Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P.
          10.13*    Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation
                    Administration.
          10.15*    Stock Purchase Agreement, dated as of November 12, 1996,
                    between the Registrant and EG&G International, Ltd.
          10.16*    Stock Purchase Agreement, dated as of December 31, 1996,
                    between the Registrant and Fredrick L. Roder.
          10.17*    Loan and Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley Bank.
          10.18*    Revolving Promissory Note, dated February 20, 1997, between the Registrant and Silicon Valley Bank.
          10.19*    Export-Import Bank Loan and Security Agreement, dated as of
                    February 20, 1997, between the Registrant and Silicon
                    Valley Bank.
          10.20*    Intellectual Property Security Agreement, dated as of
                    February 20, 1997, between the Registration and Silicon
                    Valley Bank.
          10.21*    Key Employee Agreement, dated April 21, 1994, between the
                    Registrant and Curtis P. DiSibio.
          10.22*    Key Employee Agreement, dated April 22, 1994, between the
                    Registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995.

          10.23*    Key Employee Agreement, dated March 1, 1996, between the
                    Registrant and David M. Pillor.
          10.24*    Key Employee Agreement, dated April 21, 1994, between the
                    Registrant and Benno Stebler.
          11.1*     Statement of computation regarding per share earnings.
          13.1      Excerpt from the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 containing
                    Selected Financial Data, Management's Discussion and
                    Analysis of Financial Condition and Results of Operations,
                    Financial Statements and Notes to the Financial Statements.
          23.1      Consent of Price Waterhouse LLP.


          ___________

          (+) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

          * Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.


(b)       REPORTS ON FORM 8-K

          The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

(c)       See Exhibits listed under Item 14(a)(3)

(d) The financial statement schedules required by the Item are listed under Item 14(a)(2).

                                      SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly organized, on the 30th day of March 1997.

                                  INVISION TECHNOLOGIES, INC.



                             By:   /S/ SERGIO MAGISTRI
                                  ---------------------------------------------
                                  Sergio Magistri
                                  President and Chief Executive Officer


                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sergio Magistri and Curtis P. DiSibio or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

       SIGNATURE                                   TITLE                             DATE
/S/ SERGIO MAGISTRI          President, Chief Executive Officer and Director    March 30, 1997
-------------------------             (PRINCIPAL EXECUTIVE OFFICER)
    Sergio Magistri


/S/ CURTIS P. DISIBIO          Vice President and Chief Financial Officer       March 30, 1997
-------------------------     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
   Curtis P. DiSibio


/S/ DOUGLAS P. BOYD                              Director                       March 30, 1997
-------------------------
   Douglas P. Boyd


/S/ GIOVANNI LANZARA                             Director                       March 30, 1997
-------------------------
   Giovanni Lanzara


/S/ BRUNO TREZZA                                 Director                       March 30, 1997
-------------------------
     Bruno Trezza