Form 10-K/A
period 1996-12-31
INVISION TECHNOLOGIES INC
filed 1997-05-15
CIK 1005969

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K/A
                                    Amendment No. 1
(Mark One)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of $16.00 on March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $62,108,640. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

On March 25, 1997, there were 9,205,784 shares of the Registrant's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 12, 1997, which has been filed with the Securities and Exchange Commission, are incorporated by reference in
Part III, Items 10, 11, 12 and 13.

                             INVISION TECHNOLOGIES, INC.

                                  TABLE OF CONTENTS

                                                                           PAGE

COVER PAGE


TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    i

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .   16
    Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   17
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .  20
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .  21
    Item 8.  Financial Statements and Supplementary Data . . . . . . . . .  25
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . .  25

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
    Item 10. Directors and Executive Officers of the Registrant  . . . . .  26
    Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .  26
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . . . .  26
    Item 13. Certain Relationships and Related Transactions. . . . . . . .  26

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29



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

GENERAL

    InVision is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports an explosive detection system for civil aviation security based on advanced CT technology. To date, the Company's CTX 5000 is the only EDS to be certified by the FAA for use in the inspection of checked luggage on commercial flights. Historically, the FAA has been the leader in establishing standards for aviation security worldwide, and the Company believes that airports around the world will migrate over time towards security policies consistent with those of the FAA. As a result, the Company believes that the CTX 5000 is well positioned to become the industry standard. In December 1996, the Company received an order from the FAA for 54 CTX 5000 systems to be installed at the busiest U.S. airports. For the fiscal year ended December 31, 1996 and the quarter ended March 31, 1997, the Company had revenues of $15.8 million and $9.4 million, respectively, and at March 31, 1997 had orders in backlog in the amount of $68.6 million. As of March 31, 1997, 37 CTX 5000 systems had been shipped to 13 airports in eight countries around the world.

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

INDUSTRY BACKGROUND

    MARKET SIZE. There are over 600 airports worldwide providing scheduled service for an aggregate of approximately 2.5 billion passengers per year. Of these airports, over 400 are located in the United States, and a substantial portion of the remainder are located in Europe and the Asia/Pacific region. It is estimated that it will cost approximately $2.2 billion to equip the 76 largest airports in the United States with certified explosive detection systems.

    THE TERRORIST THREAT. In recent years, increased incidents of bombings and airline terrorism have contributed to an enhanced perception of the threat of terrorism among the general public. According to a report of the President's Commission on Aviation Security and Terrorism dated May 15, 1990, there were 41 bombings against civilian aviation targets worldwide between 1975 and 1989. According to Time Magazine, there were 10,222 bombings in the United States between 1983 and 1993. According to a CBS poll conducted in July 1996, airline passengers have expressed a willingness to pay more for airline travel and endure delays if such actions will decrease the threat of successful airline bombings.

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

    Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection. These systems include CT, dual energy x-ray and trace detection. CT technology uses a source of x-rays rotating around an object to create multiple two dimensional images, commonly know as "slices," of the density distribution of the object's cross section and compares parameters derived from the analysis of the density images to a database of expolosives characteristics. Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies to determine if any of the contents have the physical characteristics of explosive materials. Trace detection equipment, known as "sniffers," detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection. The only explosive detection system to be certified by the FAA is the Company's CTX 5000, which is based on CT technology.

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

    In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect under realistic air carrier operating conditions the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft. To do so, the FAA contracted with the National Academy of Sciences to establish a scientifically valid protocol for certification. The FAA also consulted with a variety of public agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The result of this collaboration was the establishment of a detection protocol which focuses on (i) the categories of explosive substances to be detected, (ii) the probability of detection by explosive category, (iii) the maximum quantity of explosive that must be detectable,
(iv) the number of bags processed per hour, and (v) the maximum acceptable false alarm rates. To date only one explosive detection system, the Company's CTX 5000, has met the requirements of the protocol and has been certified by the FAA. In order to meet the throughput criteria established in the FAA protocol, the CTX 5000 was certified with two units operating in parallel.

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

    THE GORE COMMISSION. In response to the recent crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton announced the formation of the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission concluded that "the threat against civil aviation is changing and growing, and that the federal government must lead the fight against it" and recommended that "the federal government commit greater resources to improving aviation security." The Gore Commission released its initial report in September 1996, and in October 1996 the United States Congress enacted legislation which includes a $144 million appropriation for 1997 for the deployment of explosives detection systems and other advanced security equipment for use by air carriers and airport authorities. Of this amount, $52.2 million, or 36.2%, was allocated to the purchase of certified CT technology.

THE INVISION TECHNOLOGY ADVANTAGE

    The Company believes that the CTX 5000 is the only EDS presently capable of reliably detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 is superior to competing systems by virtue of its advanced detection technology.

    The Company's CTX 5000 employs CT technology which was pioneered in the medical field in the 1970's and enhanced for use in explosive detection by the Company's engineers in the 1990's. As its principal detection vehicle, the CTX 5000 uses a source of x-rays rotating around an object to create two-dimensional images of the density distribution of the object's cross section. These cross-sectional images are commonly known as "slices." The CTX 5000 is capable of measuring data from several contiguous slices of an object in order to capture the 3-dimensional characteristics of an object. The data gathered from the slices is used to measure the physical characteristics of objects by determining their linear attenuation coefficients (density), morphology (shape), and granularity (uniformity). Once measured, each characteristic is automatically compared, using sophisticated image processing algorithms, to a database of characteristics of compounds used in explosive devices in order to assess the threat. If an object is determined to contain the characteristics of an explosive, additional slices of the object are collected in order to determine the mass descriminates (quantity) of the threat. At this stage, potential threats which cannot be cleared automatically by the CTX 5000 are submitted to an operator for threat resolution. The operator is also presented with information regarding the presence of detonators, power sources, proximity charges, metallic objects and other characteristics of a potential bomb, and the suspicious objects are highlighted in different colors.

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

    ADVANCED THREAT RESOLUTION. Threat resolution refers to the process following an alarm of determining whether checked baggage is safe or contains a threat. Once an alarm occurs, the CTX 5000 presents its operators with images and threat analysis tools that are unavailable in dual energy systems.
 For example, the CTX 5000 simultaneously provides operators with both x-ray images and CT images on separate screens. These data are cross-referenced with each other to give the operator an overall image of a suitcase and detailed CT information relating to the contents, and in particular relating to the potential threat. In addition to the images, the CTX 5000 provides an abundance of tools and data, designed to allow operators to determine whether a bag is a threat requiring further action or is safe to clear to the plane. One of these tools is the ability to take additional slices to provide more data and focus in on the threat. In contrast, dual energy x-ray systems display a single x-ray image of a potential threat and have a limited ability to provide additional information to an operator who suspects that an explosive is present.

    The Company believes that the strengths of the CTX 5000 with respect to these three important technical characteristics were central to the CTX 5000 meeting the stringent FAA standards for certification and to gaining operational acceptance by the commercial aviation industry. In addition, the Company believes that the limitations of competing technologies with respect to these important characteristics will limit these technologies' ability to attain the high detection and low false alarm rates necessary to obtain FAA certification. However, there can be no assurance that future technological innovations will not enable these technologies to overcome these limitations.

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

    ENHANCE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological capabilities provide it with a significant competitive advantage. Accordingly, the Company considers research and development to be a vital part of its operating discipline, and continues to make substantial investments to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. Among the Company's priorities in enhancing its technological capabilities are to increase throughput rates while maintaining certified detection capability and to increase threat resolution capabilities. In 1996 and the first quarter of 1997, the Company spent $4.3 million and $1.7 million, respectively, for research and development to improve the Company's technology.

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

    PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. From time to time the Company reviews strategic relationship opportunities, including potential acquisitions, that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. The Company believes that the CTX 5000 is suited to the integration of applications which are direct extensions of its strength in explosive detection technology. Pursuant to this strategy, the Company has entered a strategic relationship with EG&G Astrophysics for the development of an explosive detection system based upon a combination of the CTX 5000 as it currently exists and a pre-scanner based upon EG&G's x-ray scanning technology. See "--Product Development." In addition, the Company has made a minority equity investment in Quantum Magnetics, Inc. ("Quantum") and, in connection with such investment, Quantum has agreed to certain limitations on its ability to license or transfer certain of its explosives detection technology. See "--Recent Developments."

PRODUCT DEVELOPMENT

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. In particular, the Company recognizes the need to improve certain of its system capabilities, specifically related to throughput and gantry size, in order to accommodate the breadth of market potential for EDS technology. At March 31, 1997 the Company had 38 full time employees engaged in research and development activities, and also was using the services of nine specialized contract employees and consultants in this area. During the years ended December 31, 1996, 1995 and 1994, respectively, the Company spent $4.3 million, $2.5 million and $2.4 million on research and development activities, of which $1.5 million, $587,000 and $720,000, respectively, was funded by the FAA under development contracts and grants. In order to fulfill the objectives of its growth strategy, the Company intends to continue to invest heavily in product development.

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

    The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. As of March 31, 1997, the Company had received $8.0 million from FAA grants and contracts, and expects to receive an additional $2.7 million for further throughput enhancement and cost reduction activities in 1997. The Company is also aware that Lockheed Martin Corporation was awarded a grant of approximately $8.5 million in January, 1996 from the FAA for the design and development of a CT based EDS over a two year period. There can be no assurance that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds. In addition, the grant to Lockheed Martin Corporation and any future grants to the Company's other competitors may improve such competitors' ability to develop and market high detection EDS technology and cause the Company's customers to delay any purchase decisions, which could have a material adverse effect on the Company's ability to market the CTX 5000.

    In November 1996, the Company entered into a Research and Development Agreement with EG&G Astrophysics ("EG&G") whereby the parties agreed to attempt to jointly develop and introduce to the EDS marketplace a system combining the two companies' products into an automatic, high throughput, high detection system. The terms of the agreement provide for the parties to equally fund and jointly own the technology developed in the development program. Either party may terminate the agreement for cause, or may terminate the agreement without cause (which in certain cases would result in a penalty) on 60 days' notice. The agreement terminates in May 1998. This alliance targets the furtherance of the Company's strategy to increase throughput and provide a better solution than multi level detection systems currently in use in certain airports in the United Kingdom and Asia which, the Company believes, represent a significant compromise in detection and increase the cost and complexity of the baggage handling system. There can be no assurance that the Company and EG&G will be able to develop such an EDS in a cost effective manner or at all. In connection with the collaboration, an affiliate of EG&G made an equity investment of $2.0 million in the Company.

RECENT DEVELOPMENTS

    In April 1997, the Company made an equity investment of approximately $1.2 million, representing an approximate 10% ownership interest, in Quantum Magnetics, Inc. ("Quantum"). The equity investment entitles the Company to designate one member to serve on Quantum's board of directors and entitles the Company to certain registration, first refusal and other rights. In connection with the equity investment, for the period extending through December 1997, Quantum has agreed not to license or transfer its technology related to explosive detection for use in explosives or drug detection without consent of the Company except in connection with the sale of Quantum or transfer of substantially all of its assets.

    On March 14, 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of shares of its Common Stock. On May 14, 1997, 1,875,000 of such shares were sold by the Company with resulting net proceeds to the Company estimated at $20.5 million. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, and for working capital and other general corporate purposes and to pursue possible acquisitions. The Company did not receive any proceeds from the sale of Common Stock by the selling stockholders.

CUSTOMERS

    In order to capitalize on the global opportunity for deployment of explosive detection technology for civil aviation, the Company focuses on three important markets: (i) installations at key U.S. airports, (ii) installations at new airports under construction worldwide and (iii) installations at international airports.

    The following is a list of the airports which are employing the Company's CTX 5000 technology or have a CTX 5000 on order as of March 31, 1997:


             AIRPORT                               LOCATION                         OPERATED BY
             -------                               --------                         -----------
John F. Kennedy International (1 unit)         New York, New York           El Al Israel
Hartsfield International (2 units)             Atlanta, Georgia             Delta Airlines
San Francisco International (1 unit)           San Francisco, California    United Airlines
London Heathrow (4 units)                      London, England              British Airport Authority
Manchester International (10 units)(2 UNITS)   Manchester, England          Manchester Airport
Brussels National (1 unit)                     Brussels, Belgium            Brussels Airport
Narita International (1 unit)                  Tokyo, Japan                 A distributor
Ben Gurion International (5 units)(1 UNIT)     Tel Aviv, Israel             Israel Airports Authority
Nino Aquino International (2 units)            Manila, Philippines          Northwest Airlines
King Khaled International (1 UNIT)             Riyadh, Saudi Arabia         A distributor
Subang Kuala Lumpur International (2 units)    Kuala Lumpur, Malaysia       Kuala Lumpur Airport
(4 UNITS)
Various (4 UNITS)                              Various                      El Al Israel Airlines
French Airports (2 units)(10 UNITS)(1)         France                       Direction Generale de L'Aviation Civile
U.S. Airports (5 units)(10 UNITS)(1)(2)        United States                Various U.S. Airlines

------------------

    ITALICIZED ITEMS DENOTE NUMBER OF UNITS ON ORDER BUT NOT YET SHIPPED.
    (1) For security reasons, the locations remain undisclosed.
    (2) Under the FAA Contract.

    In December 1996, as an extension of legislation enacted upon the recommendation of the Gore Commission, the Company received an order for 54 CTX 5000 systems from the FAA. Under the terms of the FAA contract, these systems are to be shipped during 1997 to America's busiest airports. As of March 31, 1997, five of these systems have been shipped. For reasons of security, the FAA will not divulge the deployment schedule or locations of the remaining systems at this time. In addition, the government has the option to purchase up to 46 additional systems for 1998, bringing the total purchase price under such contract, if such option is fully exercised, to $110.9 million. The FAA may cancel this contract at any time and for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contract.

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

    As a result, the Company believes that customer service and support are critical to its success and has committed significant resources to these functions. Accordingly, the Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. The Company's service organization includes customer service engineers, product application specialists, operator training engineers and technical support engineers. As of March 31, 1997 the Company had 23 individuals employed in customer service and support roles. The Company typically hires and trains its own support staff throughout the world rather than relying on third party maintenance services. In addition to providing generally a one year parts warranty, the Company offers fee based primary and back up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, under full service contracts, periodic software releases.

    The Company believes that operator qualification and training is as important to the explosives detection process as the CTX 5000's automated detection process. In this regard, the Company has developed and provides in depth operator training and testing as a critical component of each sale and installation.

    In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. During the first quarter of 1997, approximately $8.3 million, or 88.9%, of the Company's revenues were generated from sales to the Company's three largest customers. During the fiscal year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues. During the fiscal year ended December 31, 1995, revenues from the Company's three largest customers were approximately $6.8 million, or 75.0%, of the Company's revenues. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 54 CTX 5000 systems, is with the FAA. There can be no assurance that such funding or sales will continue in the future.

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

SALES AND MARKETING

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of March 31, 1997, the Company employed a total of nine people in sales and marketing. In North America, the Company markets its CTX 5000 primarily through direct sales personnel, which as of March 31, 1997 consisted of three individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of March 1, 1997, the Company had five direct international sales personnel broadly covering Europe, Asia, and the Middle East and additional authorized agents representing the Company in specific countries. For sales through its authorized agents and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms.

    During the quarter ended March 31, 1997 and the fiscal years ended December 31, 1996 and 1995, international sales represented 49.3%, 76.2% and 89.2%, respectively, of the Company's revenues. The Company, accordingly, is exposed to the risks of international business operations, including unexpected changes in regulatory requirements, changes in foreign control legislation, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluation, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, and potentially negative tax consequences. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country.

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

COMPETITION

    The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the EDS market and as the Company develops additional capabilities and enhancements for the CTX 5000 and new applications for its certified technology. Historically, the principal competitors in the market for explosive detection systems have been InVision, Vivid Technologies, Inc., EG&G Astrophysics, Heimann Systems GmbH, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides EDS solutions and products for use in the inspection of checked luggage, although to date only the Company's CTX 5000 has been certified by the FAA. The Company is aware of certain major corporations competing in other markets that intend to enter the EDS market. In particular, in January 1996 Lockheed Martin Corporation received a grant in the amount of approximately $8.5 million from the FAA for the design and development of a CT based EDS over a two year period. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions for EDS products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Company's competitors may have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or with new entrants to the EDS market.

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

BACKLOG

    The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders which are scheduled for delivery within the next 18 months. The Company typically ships its products within three to twelve months after receiving an order. However, such shipments may be impacted by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At March 31, 1997, the Company's system revenues backlog was approximately $68.6 million, and at March 31, 1996, the Company's system revenues backlog was approximately $7.7 million.

    A majority of the Company's backlog as of March 31, 1997 is expected to be shipped during the current fiscal year. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

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

    The Company is currently producing approximately four systems per month and has the capacity to accommodate production of over six systems per month in its current facility. In February 1997, the Company entered into a lease agreement for a new headquarters and manufacturing facility. The new facility is expected to be outfitted for occupancy in July 1997. The new facility is expected to have an initial capacity in excess of 15 systems per month. The Company's plans call for production levels which may be in excess of its current facility's capacity. Any delays in the availability of the new facility for the production of CTX 5000 systems could cause delays in shipments of such systems to customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Business Risks--Limited Manufacturing Experience; Management of Growth" and "Properties."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    The Company's performance depends in part upon its proprietary technology. In the United States, the Company relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of the CTX 5000 and the Company's CT technology. There can be no assurance, however, that the Company could enforce such patents, trade secrets or copyrights.
The Company has two United States patents for automatic concealed object detection systems using a pre scan stage which expire in the years 2010 and 2011 (the "Patents"). There can be no assurance that the Patents would be effective in preventing CT-based competition. In accordance with certain Federal Acquisition Regulations included in the Company's development contract, dated September 27, 1991, with the FAA (the "FAA R&D Contract"), the United States Government has rights to use certain of the Company's proprietary technology developed after the award of the FAA R&D Contract and funded by the FAA R&D Contract. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using the Company's CT technology. In the event that the U.S. Government were to exercise these rights, the Company's exclusivity in supplying the U.S. Government with certified CT based explosive detection systems could be materially adversely affected.

    The Company generally enters into confidentiality agreements with each of its employees, and on a case-by-case basis enters into similar agreements with distributors, customers, and potential customers. In addition, the Company limits access to distribution of its software, documentation and other proprietary information. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. Outside the United States, the time period for filing a foreign counterpart of the Patent has expired, and the Company has not sought or obtained patent protection (except to the extent of licenses held under patents owned by Imatron Inc. ("Imatron"), and has relied to date primarily on software copyrights and trade secrets for the protection of its proprietary technology. The absence of a foreign counterpart to the Patent could adversely affect the Company's ability to prevent a competitor from using technology similar to technology used in the CTX 5000. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar, functionally equivalent or superior technology.

    The Company in the past has received, and may from time to time in the future may receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company. If the Company's product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Irrespective of the validity or success of such claims, defense of such claims could result in significant costs to the Company and the diversion of time and effort by management, either of which by itself could have a material adverse effect on the business, financial condition and results of operations of the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages in certain circumstances), or prevent the Company from selling its products. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. In addition, litigation may be necessary to enforce patents issued to or licensed exclusively to the Company and protect trade secrets or know how owned or licensed by the Company and, whether or not the Company is successful in defending such intellectual property, the Company could incur significant costs and divert considerable management and key technician time and effort with respect to the prosecution of such litigation.

    The Company also holds an exclusive, worldwide, perpetual and fully-paid license from Imatron (obtained in connection with the formation of the Company) under Imatron's patents and know how to develop, manufacture and sell (a) systems for the inspection of mail, freight, parcels and baggage, and (b) compact medical scanner products for military field applications.
The Company, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully-paid license under the Company's patent or future patents and know how to permit Imatron to utilize such technology in medical scanner products (other than compact medical scanner products for military field applications). Imatron is a manufacturer of medical scanning systems and holds a portfolio of CT patents.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth certain information regarding the Company's executive officers as of March 31, 1997:


NAME                       AGE                  POSITION
----                       ---                  --------
Dr. Sergio Magistri.....   44   President, Chief Executive Officer and Director
Sauveur Chemouni........   43   Vice President, Engineering
Curtis P. DiSibio.......   40   Vice President and Chief Financial Officer
David Pillor............   42   Senior Vice President, Sales and Marketing
Dr. Fredrick L. Roder...   49   Vice President, Federal Systems
Dr. Benno Stebler.......   44   Vice President, Manufacturing
Stephen Wolff...........   38   Vice President, Marketing & Product Development


    DR. SERGIO MAGISTRI has served as President, Chief Executive Officer and Director of the Company since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro erosion machining with sub micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies, including FI.M.A.I. Holding, S.A. As a consultant to FI.M.A.I., Dr. Magistri was involved in the formation of the Company and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron Inc. ("Imatron"), a CT medical scanner company, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

    SAUVEUR CHEMOUNI joined the Company in 1990 as Manager and from January 1994 to September 1995 served as Director of Engineering. He has served as Vice President of Engineering since September 1995. From 1988 to 1990, he was with Imatron, where he was instrumental in the development of the Company's original EDS capability. From 1983 to 1988, he was the owner of a computer graphics company. Mr. Chemouni holds a degree in physics and a Masters degree in Computer Sciences from Supelec, Paris, France.

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

EMPLOYEES

    As of March 31, 1997, the Company employed 150 people, of whom 38 were primarily engaged in research and development activities, 30 in marketing and sales, customer support and field service, 23 in manufacturing and 22 in administration and finance. In addition, the Company utilized the services of 37 full time consultants and temporary employees in 1996. Management believes that the Company's relationship with its employees is good.

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

BUSINESS RISKS

HISTORY OF LOSSES; NO ASSURANCE OF PROFITABILITY

    The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter in 1995. The Company has experienced net losses for each quarter and year since inception through December 31, 1996, and, as of March 31, 1997, had an accumulated deficit of approximately $18.9 million. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis or, if it is achieved, that profitability can be maintained. The Company expects to expend its manufacturing, research and development, sales and marketing, and administrative capabilities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's business, financial condition and results of operations if revenues do not increase at an equal or greater rate.

FLUCTUATIONS IN OPERATING RESULTS

    The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX 5000 by the Company or new products by its competitors; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the CTX 5000 in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the CTX 5000; the availability and cost of key components; the availability of manufacturing capacity; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's systems revenues in any period are derived from sales of multiple CTX 5000 systems to a limited number of customers and are recognized upon shipment which, in view of the high cost of one CTX 5000, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period to period comparisons of its results of operations are not meaningful and cannot be relied upon as indications of future performance. Because of all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

SINGLE PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE

    The CTX 5000 currently is the only product offered by the Company and the Company derives substantially all of its revenues from the sale of CTX 5000 units. The Company's orders to date have been received from a limited number of customers and the substantial majority of these have been from a single customer, the FAA. The commercial success of the CTX 5000 will depend upon its acceptance by domestic and international airports, government agencies and airlines as a useful and cost effective alternative to less expensive, higher throughput (i.e. bags per hour) competing products employing different technologies. The large capital commitment (approximately $1.0 million) required to purchase the CTX 5000 may limit the marketability of the CTX 5000. In addition, the Company's failure to compete successfully with respect to throughput, the ability to scan all sizes of baggage, the ease of integration of the CTX 5000 into existing baggage handling systems and other factors could delay, limit or prevent market acceptance of the CTX 5000. Moreover, the market for EDS technology is largely undeveloped, and the Company believes that the overall demand for EDS technology will depend significantly upon public perception of the risk of terrorist attacks. There can be no assurance that the public will perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue EDS technology. As a result, there can be no assurance the Company will be able to achieve market penetration, revenue growth or profitability. See "--Competition" and "--Industry Background."

LIMITED MANUFACTURING EXPERIENCE; MANAGEMENT OF GROWTH

    As of March 31, 1997, the Company had produced a total of 40 CTX 5000 systems and had not sustained then current production levels for any significant period of time. As a result of the FAA's recent order of 54 CTX
5000 systems, the Company is in the process of substantially increasing its rate of manufacture of the CTX 5000, which has placed significant demands on the Company's management, working capital and financial and management control systems. Failure to upgrade the Company's operating, management and financial control systems when necessary, or difficulties encountered during such upgrades, could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the increase in production capability will depend in part upon the Company's ability to continue to improve and expand its engineering and technical resources and to attract, retain and motivate key personnel. The failure of the Company to establish such production capability or to increase its revenues sufficiently to compensate for the increase in operating expenses resulting from current or any future expansion would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY RISKS; RISK OF FAILURE TO DETECT EXPLOSIVES;
AVAILABILITY OF INSURANCE

    The Company's business exposes it to potential product liability risks which are inherent in the manufacturing and sale of explosive detection systems. There are many factors beyond the control of the Company that could lead to liability claims, such as the reliability of the customer's operators, the training of the operators after the initial installation and training period, and the maintenance of the units by the customers. For these and other reasons, including software and hardware limitations and malfunctions of the CTX 5000, there can be no assurance that the systems will detect all explosives hidden in the luggage scanned. The Company does not believe that it would be liable for any such claims, but the cost of defending any such claims would be significant and any adverse determination may be in excess of the Company's insurance coverage. Moreover, the failure of the CTX 5000 to detect an explosive would also result in negative publicity which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the Company's customers require the Company to maintain insurance at certain levels. The Company currently has product liability insurance in the amount of $150 million. There can be no assurance that additional insurance coverage, if required by customers or otherwise, could be obtained on acceptable terms, if at all.

CONCENTRATION OF OWNERSHIP; CONTROL BY MANAGEMENT

    As of March 31, 1997, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), and its affiliates hold approximately 35.1% of the Company's Common Stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially own 17.8% of the outstanding Common Stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of the date hereof. Consequently, HARAX together with the Company's directors and executive officers, acting in concern, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporation actions requiring stockholder approval. In addition, HARAX, acting along, has the power to significantly affect matters relating to the Company's affairs and business.

ITEM 2.   PROPERTIES.

    The Company's principal administrative, marketing, development and manufacturing facility is located in Foster City, California and consists of approximately 27,000 square feet under a lease which expires in October 1998. The Company has an option to extend the lease for one year. The base rent under this lease is approximately $300,000 per year. In March 1997, the Company entered into a lease for new principal corporate offices and manufacturing facilities in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. The initial base rent under this lease is approximately $672,000 per year. The Company anticipates relocating to this new facility upon completion of tenant improvements, currently scheduled for June 1997. Management believes that the new facilities will be sufficient to satisfy the Company's administrative and manufacturing needs for the foreseeable future.

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

    On March 25, 1997, the last sale price of the Common Stock on the Nasdaq SmallCap Market was $16.00 per share. On March 1, 1997 there were 176 stockholders of record of Common Stock, and the Company believes its shares were held beneficially by approximately 4,000 owners on such date. In connection with the Proposed Underwritten Offering, the Company has made application for inclusion of the Common Stock on the Nasdaq National Market.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues.................................................  $      --  $      --  $      --  $   9,066  $  15,841
  Cost of revenues.........................................         --         --         --      6,777      9,736
                                                             ---------  ---------  ---------  ---------  ---------
    Gross profit...........................................         --         --         --      2,289      6,105
                                                             ---------  ---------  ---------  ---------  ---------
  Operating expenses:
    Research and development(1)............................        744      1,424      1,582      1,940      2,785
    Sales and marketing....................................        242        520        664      1,866      2,976
    General and administrative.............................      1,058      1,081      1,078      1,471      2,577
                                                             ---------  ---------  ---------  ---------  ---------
      Total operating expenses.............................      2,044      3,025      3,324      5,277      8,338
                                                             ---------  ---------  ---------  ---------  ---------
  Loss from operations.....................................     (2,044)    (3,025)    (3,324)    (2,988)(2) (2,233)(2)
  Interest expense.........................................       (162)      (288)      (410)      (338)    (1,511)(3)
  Other income, net........................................         10          6          7         34        172
                                                             ---------  ---------  ---------  ---------  ---------
  Net loss.................................................  $  (2,196) $  (3,307) $  (3,727) $  (3,292) $  (3,572)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Net loss per share(4)....................................                                   $   (0.50) $   (0.44)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Shares used in per share calculations(4).................                                       6,642      8,142


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash.....................................................  $     562  $     212  $   2,241  $   1,927  $   2,363
  Working capital (deficit)................................     (2,365)    (4,759)    (4,893)    (3,477)     7,380
  Total assets.............................................      1,804      1,950      4,646      7,316     15,256
  Long-term liabilities....................................         --         --         --         34        110
  Total stockholders' equity (deficit).....................     (1,696)    (3,983)    (4,224)    (2,522)     9,074


------------------------------
(1) Net of amounts reimbursed by the FAA of $3.1 million, $1.5 million, $821,000, $593,000, and $1.5 million, respectively, during 1992,
    1993, 1994, 1995, and 1996. See Note 4 of Notes to Consolidated Financial Statements.

(2) The Company recorded non-cash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $369,000 and $489,000, respectively, in 1995 and 1996. See Note 8 of Notes to Consolidated Financial Statements.

(3) The Company recorded a non-cash charge resulting from amortization of a discount in connection with the Warrants in the amount of $1.3 million in 1996. See Note 6 of Notes to Consolidated Financial Statements.

(4) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S SINGLE PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S MOST RECENT ORDER FROM THE FAA, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE CTX 5000, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AND THE RISKS RELATED TO THE COMPANY'S LIMITED MANUFACTURING EXPERIENCE.

OVERVIEW

    InVision designs, manufactures and markets an explosive detection system based on advanced CT technology. The Company was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, the Company received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium, and since such time has received orders for a total of 107 systems, of which a total of 37 had been shipped as of March 31, 1997. For the fiscal year ended December 31, 1996, the Company had revenues of $15.8 million, and at March 31, 1997 had orders in backlog in the amount of $68.6 million.

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. At March 31, 1997, the Company had 38 full-time employees engaged in research and development activities, and also was using the services of 9 specialized contract employees and consultants in this area. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the year ended December 31, 1996, the Company spent $4.3 million on research and development activities, of which $1.5 million was funded by the FAA under development contracts and grants. To the extent that FAA contract and grant receipts decline in the future, research and development expenses borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

    In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first quarter of 1997, approximately $8.3 million, or 88.9%, of the Company's revenues were generated from sales to the Company's three largest customers. During the fiscal year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues. During the fiscal year ended December 31, 1995, revenues from the Company's three largest customers were approximately $6.8 million, or 75%, of the Company's revenues.

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the years ended December 31, 1996 and 1995, international sales represented 76.2% and 89.2%, respectively, of the Company's revenues.

    The sales cycle of the CTX 5000 is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture the CTX 5000 and install and assimilate the CTX 5000. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's system and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 as the customer site is prepared and the CTX 5000 is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

    The Company recognizes revenue on shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires significant customer deposits and progress payments in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized. Systems typically carry a one-year warranty.

RESULTS OF OPERATIONS

    The following table sets forth certain income and expenditure items from the Company's consolidated statement of operations expressed as a percentage of revenues for the periods indicated. Information for 1994 has been omitted as the Company did not recognize revenue in that year.

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
Revenues..................................................................      100.0%     100.0%
Cost of revenues..........................................................       74.8       61.5
                                                                            ---------  ---------
  Gross profit............................................................       25.2       38.5
                                                                            ---------  ---------
Operating expenses:
  Research and development................................................       21.4       17.6
  Sales and marketing.....................................................       20.6       18.8
  General and administrative..............................................       16.2       16.3
                                                                            ---------  ---------
    Total operating expenses..............................................       58.2       52.7
                                                                            ---------  ---------
Loss from operations......................................................      (33.0)     (14.2)
Interest expense..........................................................       (3.7)      (9.5)
Other income, net.........................................................        0.4        1.1
                                                                            ---------  ---------
Net loss..................................................................      (36.3)%     (22.6)%
                                                                            ---------  ---------
                                                                            ---------  ---------

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000, accessories, installation and configuration, and maintenance related to product support.

    Revenues increased by 74.7% to $15.8 million in 1996 from $9.0 million in 1995. The increase in 1996 revenues is attributable to increased sales of the CTX 5000, reflecting a 63.6% increase in unit shipments to 18 units in 1996 from 11 units in 1995 and, to a lesser extent, changes in product configuration leading to an increase in the average selling price per unit and sales of add-on products to current customers. There were no revenues recorded in 1994.

    GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor, overhead and warranty costs. In any given period the Company's gross profit may be affected by several factors, including product configuration, location of the installation, and complexity of integration into various airport environments.

    Gross profit increased by 167% to $6.1 million in 1996 from $2.3 million in 1995. Gross margins were 38.5% in 1996 and 25.2% in 1995. The increase in gross margins was primarily caused by lower unit costs resulting from increased manufacturing efficiency and reduced overhead cost per unit due to increased volume, as well as changes in product configurations leading to an increase in the average selling price. Increased operating efficiencies resulting from a larger installed base also reduced the average cost of maintenance and warranty service. There was no gross profit in 1994.

    RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. All software and hardware development costs are expensed as incurred. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA.

    Total research and development expenditures increased by 68.2% to $4.3 million in 1996 from $2.5 million in 1995 and by 5.4% in 1995 from $2.4 million in 1994. During 1996, 1995 and 1994, the Company was entitled to reimbursements of $1.5 million, $593,000 and $821,000, respectively, under research and development contracts and grants from the FAA to develop and enhance the CTX 5000. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings are rendered to the FAA monthly on the basis of actual costs incurred. As a percentage of revenues, total research and development expenditures remained at approximately 27.3% for both 1996 and 1995. In 1996, the increase in total expenditures reflects the effects of personnel additions, costs of prototype development, efforts to increase throughput and develop systems for more effective airport integration, and conceptual design.

    SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

    Sales and marketing expenditures increased by 59.5% to $3.0 million in 1996 from $1.9 million in 1995 and by 181% in 1995 from $664,000 in 1994. As a percentage of revenues, sales and marketing expenses declined to 18.8% in 1996 from 20.6% in 1995. The increased levels of expenditures in absolute dollars for 1996 and 1995 reflect increased selling costs associated with the higher unit sales, including foreign travel, trade shows, public relations and commissions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

    General and administrative expenses increased by 75.2% to $2.6 million in 1996 from $1.5 million in 1995 and by 36.5% in 1995 from $1.1 million in 1994. As a percentage of revenues, general and administrative expenses were 16.3% for 1996 and 16.2% for 1995. The increases for 1996 and 1995 reflect additions to support capabilities required by the growth in revenues and corporate headcount. The increase in absolute dollars in 1996 also reflects increased costs of operating as a public company.

    INTEREST EXPENSE. Interest expense increased to $1.5 million in 1996 from $338,000 in 1995 and decreased in 1995 from $410,000 in 1994. Interest expense in 1996 reflects the effect of $1.3 million of amortization of the fair market value of warrants issued in connection with a bridge loan obtained in December 1995. Interest expense during 1995 and 1994 resulted directly from short-term debt outstanding during each period.

    INCOME TAXES. At December 31, 1996 the Company had federal net operating loss carryforwards of approximately $11.0 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011. As a result of changes in ownership that occurred in the 1995 financings, future utilization of certain of the Company's carryforwards are limited to not more than approximately $500,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's Initial Public Offering in April 1996, and $3.2 million of short-term borrowings. At December 31, 1996, the Company had $2.4 million in cash and no outstanding borrowings.

    In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings generally in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 1.00% per annum (9.25% at December 31, 1996). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings generally in an amount up to the lower of (i) the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, (ii) $4.5 million less outstanding letters of credit or (iii) $3.0 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.75% per annum (9.00% at December 31, 1996). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under the first line of credit may be used for general corporate purposes, and proceeds of loans under the second line of credit must be used to finance goods intended for export.

    Cash used in operations was $9.4 million in 1996 and $2.0 million in 1995. Net cash used in operations for 1996 was primarily due to the net loss of $3.6 million, a $5.3 million increase in accounts receivable and a $1.4 million increase in inventories which were partially offset by a non-cash charge for the amortization of the warrant discount of $1.3 million. For 1995, net cash used in operations was due primarily to the net loss of $3.3 million and increases in accounts receivable and inventories associated with increased manufacturing and sales activities, which were partially offset by an increase in accounts payable and accrued liabilities.

    Net cash used in investing activities was $1.1 million in 1996 and $590,000 in 1995, in each case due primarily to the purchase of property and equipment. The Company anticipates spending approximately $2.0 million for facility improvements and approximately $1.5 million for purchases of capital equipment in connection with a move of the Company's principal executive offices and manufacturing facility. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

    Net cash provided by financing activities was $10.9 million in 1996 and $2.3 million in 1995. The increase in 1996 was due to $14.0 million in net proceeds from issuances of Common Stock primarily associated with the Company's initial public offering in 1996 which were partially offset by $3.2 million in net repayments of short-term debt financing. Net cash provided by financing activities in 1995 was due primarily to $1.2 million in proceeds from the issuance of Preferred Stock and $1.0 million in proceeds from short-term debt financing.

    On March 14, 1997, InVision filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of shares of its Common Stock. On May 14, 1997, 1,875,000 of such shares were sold by the Company with resulting net proceeds to the Company estimated at $20.5 million. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, and for working capital and other general corporate purposes and to pursue possible acquisitions. The Company did not receive any proceeds from the sale of Common Stock by the selling stockholders.

    The Company believes that existing cash of $2.4 million as of December 31, 1996 and available borrowings under the Company's line of credit agreements, together with the anticipated net proceeds from the underwritten public offering, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and Notes thereto appear on pages F-1 to F-16 of this Annual Report on Form 10-K.

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

                                      PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    List of Financial Statements

          The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

          Report of Price Waterhouse LLP, Independent Auditors......  F-1

          Consolidated Balance Sheets as of December 31, 1995
          and 1996..................................................  F-2

          Consolidated Statements of Operations for the Years
          Ended December 31, 1994, 1995 and 1996....................  F-3

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1994, 1995 and 1996....................  F-4

          Consolidated Statements of Stockholders' Equity (Deficit)
          for the Years Ended December 31, 1994, 1995 and 1996......  F-5

          Notes to Consolidated Financial Statements................  F-6

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

          10.20*    Intellectual Property Security Agreement, dated as of
                    February 20, 1997, between the Registration and Silicon
                    Valley Bank.
          10.21*    Key Employee Agreement, dated April 21, 1994, between the
                    Registrant and Curtis P. DiSibio.
          10.22*    Key Employee Agreement, dated April 22, 1994, between the
                    Registrant and Sergio Magistri, and amendment thereto,
                    dated October 16, 1995.
          10.23*    Key Employee Agreement, dated March 1, 1996, between the
                    Registrant and David M. Pillor.
          10.24*    Key Employee Agreement, dated April 21, 1994, between the
                    Registrant and Benno Stebler.
          11.1*     Statement of computation regarding per share earnings.
          23.1      Consent of Price Waterhouse LLP.
          24.1**    Powers of Attorney

          ___________

          + Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

          * Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

          ** Reference is made to page 22 of the Company's Annual Report on Form 10-K, filed March 31, 1997.

(b)       REPORTS ON FORM 8-K

          The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

(c)       See Exhibits listed under Item 14(a)(3)

(d) The financial statement schedules required by the Item are listed under Item 14(a)(2).

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly organized, on the 12th day of May 1997.

                                  INVISION TECHNOLOGIES, INC.



                             By:   /S/ SERGIO MAGISTRI
                                  ---------------------------------------------
                                  Sergio Magistri
                                  President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                                   TITLE                           DATE
/S/ SERGIO MAGISTRI          President, Chief Executive Officer and Director    May 12, 1997
-------------------------             (PRINCIPAL EXECUTIVE OFFICER)
    Sergio Magistri


          *                   Vice President and Chief Financial Officer        May 12, 1997
-------------------------     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
   Curtis P. DiSibio


          *                                      Director                       May 12, 1997
-------------------------
   Douglas P. Boyd


          *                                      Director                       May 12, 1997
-------------------------
   Giovanni Lanzara


          *                                      Director                       May 12, 1997
-------------------------
     Bruno Trezza


*By: /S/ SERGIO MAGISTRI
    ---------------------
       Sergio Magistri
       Attorney-in-Fact



                                      29.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of InVision Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of InVision Technologies, Inc. and its subsidiary at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
February 20, 1997

                          INVISION TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995       1996
                                                                                             ---------  ---------
                                                     ASSETS
Current assets:
  Cash.....................................................................................  $   1,927  $   2,363
  Accounts receivable......................................................................        735      5,987
  Inventories..............................................................................      3,413      4,810
  Prepaid expenses.........................................................................        252        292
                                                                                             ---------  ---------
      Total current assets.................................................................      6,327     13,452
Property and equipment, net................................................................        914      1,804
Other assets...............................................................................         75         --
                                                                                             ---------  ---------
                                                                                             $   7,316  $  15,256
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.........................................................................  $   3,035  $   2,541
  Accrued liabilities......................................................................      1,217      1,020
  Short-term debt..........................................................................      2,260         --
  Advances from stockholders...............................................................        200         --
  Deferred revenue.........................................................................      3,082      2,443
  Current maturities of obligations under capital lease....................................         10         68
                                                                                             ---------  ---------
      Total current liabilities............................................................      9,804      6,072
                                                                                             ---------  ---------

Long-term obligations under capital lease, less current portion............................         34        110
                                                                                             ---------  ---------
Commitments (Notes 9, 11 and 12)

Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value; 5,000 shares authorized; 2,619 shares and
    none issued and outstanding............................................................     12,212         --
  Preferred stock, $0.001 par value; 5,000 shares authorized; none issued and
    outstanding............................................................................         --         --
  Common stock, $0.001 par value; 20,000 shares authorized; 124 and 9,160 shares issued and
    outstanding............................................................................         --          9
  Additional paid-in capital...............................................................      1,885     28,919
  Deferred stock compensation expense......................................................       (692)      (355)
  Accumulated deficit......................................................................    (15,927)   (19,499)
                                                                                             ---------  ---------
      Total stockholders' equity (deficit).................................................     (2,522)     9,074
                                                                                             ---------  ---------
                                                                                             $   7,316  $  15,256
                                                                                             ---------  ---------
                                                                                             ---------  ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1994       1995       1996
                                                                                    ---------  ---------  ---------
Revenues..........................................................................  $      --  $   9,066  $  15,841
Cost of revenues..................................................................         --      6,777      9,736
                                                                                    ---------  ---------  ---------
  Gross profit....................................................................         --      2,289      6,105
                                                                                    ---------  ---------  ---------

Operating expenses:
  Research and development........................................................      1,582      1,940      2,785
  Sales and marketing.............................................................        664      1,866      2,976
  General and administrative......................................................      1,078      1,471      2,577
                                                                                    ---------  ---------  ---------
    Total operating expenses......................................................      3,324      5,277      8,338
                                                                                    ---------  ---------  ---------
Loss from operations..............................................................     (3,324)    (2,988)    (2,233)
Interest expense (including related party interest expense of
  $90; $104; and $54).............................................................       (410)      (338)    (1,511)
Other income, net.................................................................          7         34        172
                                                                                    ---------  ---------  ---------

Net loss..........................................................................  $  (3,727) $  (3,292) $  (3,572)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

Net loss per share (Note 2).......................................................             $   (0.50) $   (0.44)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Shares used in per share calculations (Note 2)....................................                 6,642      8,142


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1994       1995       1996
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net loss........................................................................  $  (3,727) $  (3,292) $  (3,572)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................        255        239        371
    Amortization of bridge loan warrant expense...................................         --         --      1,330
    Stock compensation expense....................................................         --        369        489
    Changes in assets and liabilities:
      Accounts receivable.........................................................        163       (611)    (5,252)
      Inventories.................................................................       (939)    (1,887)    (1,397)
      Prepaid expenses............................................................         --         --        (34)
      Other assets................................................................        (29)      (135)        --
      Accounts payable............................................................        618      2,219       (522)
      Accrued liabilities.........................................................        121        915       (202)
      Deferred revenues...........................................................      2,948        134       (639)
                                                                                    ---------  ---------  ---------
        Net cash used in operating activities.....................................       (590)    (2,049)    (9,428)
                                                                                    ---------  ---------  ---------

Cash flows from investing activities:
  Acquisition of property and equipment...........................................       (117)      (590)    (1,074)
                                                                                    ---------  ---------  ---------

Cash flows from financing activities:
  Proceeds from short-term debt...................................................      2,250      1,000      1,000
  Repayments of short-term debt...................................................         --         --     (4,200)
  Proceeds from capital lease financing...........................................         --         53        169
  Repayments of capital lease financing...........................................         --         (9)       (35)
  Proceeds from issuance of preferred stock.......................................        464      1,244         --
  Proceeds from issuance of common stock, net.....................................         22         37     14,004
                                                                                    ---------  ---------  ---------
      Net cash provided by financing activities...................................      2,736      2,325     10,938
                                                                                    ---------  ---------  ---------

Net increase (decrease) in cash for the period....................................      2,029       (314)       436
Cash at beginning of period.......................................................        212      2,241      1,927
                                                                                    ---------  ---------  ---------
Cash at end of period.............................................................  $   2,241  $   1,927  $   2,363
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid...................................................................  $     319  $     220  $     233
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of common stock upon conversion of preferred stock.....................  $      --  $      --  $  12,212
  Issuance of Series D preferred stock upon the conversion of short-term debt and
    accrued interest..............................................................  $   3,000  $   2,604  $      --
  Warrants issued in connection with bridge loan financing........................  $      --  $     740  $     590
  Issuance of common stock in connection with acquisition of subsidiary...........  $      --  $      --  $      85


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                        CONVERTIBLE                                              DEFERRED
                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL       STOCK
                                    --------------------  ----------------------    PAID-IN    COMPENSATION   ACCUMULATED
                                     SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL       EXPENSE       DEFICIT
                                    ---------  ---------  ---------  -----------  -----------  -------------  ------------
Balance at December 31, 1993......        586  $   4,900         32   $      --    $      25     $      --     $   (8,908)
Issuance of Series D preferred
  stock...........................        926      3,464         --          --           --            --             --
Exercise of common stock
  options.........................         --         --         26          --           22            --             --
Net loss..........................         --         --         --          --           --            --         (3,727)
                                    ---------  ---------  ---------         ---   -----------  -------------  ------------
Balance at December 31, 1994......      1,512      8,364         58          --           47            --        (12,635)
Issuance of Series D preferred
  stock...........................        789      2,948         --          --           --            --             --
Issuance of Series D preferred
  stock to stockholders for
  distribution rights.............        227         --         --          --           --            --             --
Issuance of Series E preferred
  stock...........................         91        900         --          --           --            --             --
Deferred stock compensation.......         --         --         --          --        1,061        (1,061)            --
Amortization of deferred stock
  compensation....................         --         --         --          --           --           369             --
Issuance of warrant...............         --         --         --          --          740            --             --
Exercise of common stock
  options.........................         --         --         66          --           37            --             --
Net loss..........................         --         --         --          --           --            --         (3,292)
                                    ---------  ---------  ---------         ---   -----------  -------------  ------------
Balance at December 31, 1995......      2,619     12,212        124          --        1,885          (692)       (15,927)

Issuance of common stock pursuant
  to initial public offering, net
  of expenses.....................         --         --      2,070           2        9,530            --             --
Conversion of preferred stock to
  common stock upon completion of
  initial public offering.........     (2,619)   (12,212)     6,106           6       12,206            --             --
Deferred stock compensation.......         --         --         --          --          152          (152)            --
Amortization of deferred stock
  compensation....................         --         --         --          --           --           489             --
Issuance of warrant...............         --         --         --          --          590            --             --
Exercise of common stock
  options.........................         --         --        122          --           84            --             --
Exercise of common stock
  warrants........................         --         --        518           1        2,318            --             --
Issuance of common stock pursuant
  to EG&G agreement...............         --         --        184          --        1,974            --             --
Issuances of common stock
  primarily pursuant to
  acquisition of subsidiary.......         --         --         36          --          180            --             --
Net loss..........................         --         --         --          --           --            --         (3,572)
                                    ---------  ---------  ---------         ---   -----------  -------------  ------------
Balance at December 31, 1996......         --  $      --      9,160   $       9    $  28,919     $    (355)    $  (19,499)
                                    ---------  ---------  ---------         ---   -----------  -------------  ------------
                                    ---------  ---------  ---------         ---   -----------  -------------  ------------

                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                      (DEFICIT)
                                    -------------
Balance at December 31, 1993......    $  (3,983)
Issuance of Series D preferred
  stock...........................        3,464
Exercise of common stock
  options.........................           22
Net loss..........................       (3,727)
                                    -------------
Balance at December 31, 1994......       (4,224)
Issuance of Series D preferred
  stock...........................        2,948
Issuance of Series D preferred
  stock to stockholders for
  distribution rights.............           --
Issuance of Series E preferred
  stock...........................          900
Deferred stock compensation.......           --
Amortization of deferred stock
  compensation....................          369
Issuance of warrant...............          740
Exercise of common stock
  options.........................           37
Net loss..........................       (3,292)
                                    -------------
Balance at December 31, 1995......       (2,522)
Issuance of common stock pursuant
  to initial public offering, net
  of expenses.....................        9,532
Conversion of preferred stock to
  common stock upon completion of
  initial public offering.........           --
Deferred stock compensation.......           --
Amortization of deferred stock
  compensation....................          489
Issuance of warrant...............          590
Exercise of common stock
  options.........................           84
Exercise of common stock
  warrants........................        2,319
Issuance of common stock pursuant
  to EG&G agreement...............        1,974
Issuances of common stock
  primarily pursuant to
  acquisition of subsidiary.......          180
Net loss..........................       (3,572)
                                    -------------
Balance at December 31, 1996......    $   9,074
                                    -------------
                                    -------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1--THE COMPANY:

    InVision Technologies, Inc. ("InVision," or the "Company") is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports an explosive detection system ("EDS") for civil aviation security based on advanced computed tomography ("CT" or "CATScan" technology).

    Formed in 1990, InVision exited the development stage in 1995 upon the first commercial sales of its product, the CTX 5000 explosive detection system. The CTX 5000 is sold to airport and regulatory authorities and airlines throughout the world.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

    The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Imatron Federal Systems, Inc., acquired in December 1996. All significant intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  STOCK SPLIT

    Share information for all periods presented has been retroactively adjusted to reflect a 1-for-11 reverse stock split of Common Stock and Preferred Stock effected on March 15, 1996, and a 2-for-1 Common Stock split in the form of a stock dividend effected on February 7, 1997.

  REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon completion of such acceptance criteria. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized.

  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from one to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the terms of the leases.

    In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, the Company evaluates the recoverability of its assets when events and changes in circumstances indicate that such amounts may not be recoverable. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investment; the estimated useful or contractual life of the intangible asset; the contract or product supporting the intangible asset; and, in the case of purchased technology, the Company periodically reviews the

                          INVISION TECHNOLOGIES, INC.

recoverability of the asset value by evaluating its products with respect to technological advances, competitive products and the long-lived asset impairment losses.

  DEFERRED REVENUE

    Deferred revenue arises from advance payments received from customers for systems to be delivered within the next year.

  INCOME TAXES

    The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

  RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred (Note 4).

  SOFTWARE DEVELOPMENT COSTS

    To date, the period between achieving technological feasibility and the general availability of software included in the Company's product has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  STOCK COMPENSATION

    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" (see Note 8).

  DEPENDENCE ON SUPPLIERS

    The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single, or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

  EXPORT SALES AND CONCENTRATION OF CREDIT RISK

    The Company markets its systems both internationally and domestically. Product sales by geographic region are as follows (in thousands):

                                                                            YEAR ENDED DECEMBER
                                                                                    31,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
Europe (primarily United Kingdom).........................................  $   6,578  $   7,488
United States.............................................................        975      3,766
Pacific Rim...............................................................        863      2,062
Middle East...............................................................        650      2,525
                                                                            ---------  ---------
                                                                            $   9,066  $  15,841
                                                                            ---------  ---------
                                                                            ---------  ---------

                          INVISION TECHNOLOGIES, INC.

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in a high credit quality financial institution. Except for the Federal Aviation Administration contract (see Note 3), the Company's standard credit policy requires prepayment of up to 50% prior to shipment on all sales. To date, the Company has not experienced any material credit losses and accordingly has not recorded an allowance for doubtful accounts at December 31, 1995 or 1996. The Company's revenues are denominated in U.S. dollars. At December 31, 1996, two customers accounted for 59% and 18% of total accounts receivable. Significant customers which represented 10% or more of revenues for the respective periods were as follows:

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                       1995             1996
                                                                  ---------------  ---------------
Customer A......................................................            51%              22%
Customer B......................................................            12%              --
Customer C......................................................            11%              --
Customer D......................................................            --               13%
Customer E......................................................            --               12%
Customer F......................................................            --               12%
Customer G......................................................            --               16%
Customer H......................................................            --               13%

  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of Common Stock and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and common equivalent shares issued by the Company during the 12-month period prior to the Company's initial public offering consisting of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to and including March 31, 1996, even though their effect is antidilutive. Historical net loss per share amounts have not been presented in 1994 because such amounts are not deemed meaningful due to the significant changes in the Company's capital structure that occurred in connection with the initial public offering.

  RECLASSIFICATIONS

    Certain prior year balances have been reclassified to be consistent with the 1996 presentation.

NOTE 3--FEDERAL AVIATION ADMINISTRATION (FAA) CONTRACT:

    In December 1996, the Company entered into a contract with the Federal Aviation Administration ("FAA" and the "FAA Contract") to deliver fifty-four
(54) CTX 5000 systems to various airports in the United States beginning in January and ending in December 1997. The minimum amount due from the FAA under this contract, including all related products and associated installation and support services, is $52.2 million. The Company will invoice and collect progress payments while systems are being manufactured in an amount equal to 80% of manufacturing costs incurred. The balance will be invoiced and collected after delivery and installation of each system.

                          INVISION TECHNOLOGIES, INC.

    The number of systems deliverable under the FAA Contract during 1997 exceeds the total number of systems manufactured by the Company to date. The Company has determined that its existing manufacturing facilities are inadequate to meet its obligation to deliver 54 systems under the FAA Contract and, accordingly, has entered into a lease agreement for new primary operating facilities including new manufacturing facilities (see Note 12). The Company believes that these new facilities will be adequate to meet its current delivery obligations.

NOTE 4--RESEARCH AND DEVELOPMENT CONTRACTS:

    The Company has been awarded various research and development contracts and grants by the FAA to share in the costs of developing and enhancing the Company's product. During 1994, 1995 and 1996, the Company was entitled to reimbursements of $821,000, $593,000 and $1,476,000, respectively, under these contracts and grants. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings are rendered to the FAA monthly on the basis of actual costs incurred. At December 1995 and 1996, the related receivable balance from the FAA was $17,000 and $331,000, respectively.

NOTE 5--BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
Accounts receivable:
  Billed..................................................................  $     388  $   5,026
  Unbilled................................................................        347        961
                                                                            ---------  ---------
                                                                            $     735  $   5,987
                                                                            ---------  ---------
                                                                            ---------  ---------

Inventories:
  Raw material and purchased components...................................  $   1,853  $   3,003
  Work-in-process.........................................................        779      1,331
  Finished goods..........................................................        781        476
                                                                            ---------  ---------
                                                                            $   3,413  $   4,810
                                                                            ---------  ---------
                                                                            ---------  ---------

Property and equipment:
  Machinery and equipment.................................................  $     868  $   1,400
  Self constructed assets.................................................        606      1,140
  Furniture and fixtures..................................................         71        160
  Leasehold improvements..................................................         73        145
                                                                            ---------  ---------
                                                                                1,618      2,845
  Less accumulated depreciation and amortization..........................       (704)    (1,041)
                                                                            ---------  ---------
                                                                            $     914  $   1,804
                                                                            ---------  ---------
                                                                            ---------  ---------

    Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

                          INVISION TECHNOLOGIES, INC.

    At December 31, 1995 and 1996 the Company had $53,000 and $222,000, respectively, of capitalized lease equipment and related accumulated amortization of $6,000 and $39,000, respectively.

Accrued liabilities:
  Warranty reserves........................................  $     695  $     645
  Accrued employee compensation............................        327        311
  Other....................................................        195         64
                                                             ---------  ---------
                                                             $   1,217  $   1,020
                                                             ---------  ---------
                                                             ---------  ---------

NOTE 6--SHORT-TERM DEBT:

    At December 31, 1995, $2,000,000 of short-term debt was outstanding representing all of the funds available under a line of credit agreement with a bank. Interest accrued under the line of credit agreement at a rate of prime plus 1%. The rate in effect at December 31, 1995 was 9.75%. All amounts outstanding under this line of credit agreement were repaid in May 1996, and the line of credit agreement was subsequently terminated.

    In December 1995, the Company entered into a $2,000,000 Bridge Loan Agreement (the "Bridge Loan") with a lender. Under the agreement, the Company borrowed $1,000,000 in December 1995, and an additional $1,000,000 in February 1996. Principal outstanding under the agreement was secured by all assets of the Company. The Bridge Loan was repaid in full on May 1, 1996, in accordance with its terms.

    In connection with the Bridge Loan, the lender received the Bridge Loan Warrants described in Note 7, below. The aggregate fair value of the Bridge Loan Warrants, as determined at their respective dates of issuance, was $1,330,000. Such value represents a discount that was amortized as a financing cost over the period that the Bridge Loan was outstanding.

    At December 31, 1995, certain of the Company's stockholders had advanced $200,000 directly to the Company. Interest accrued at prime plus 1%. This advance was repaid in December 1996.

NOTE 7--STOCKHOLDERS' EQUITY (DEFICIT):

  COMMON STOCK

    In November 1996, the Company issued 183,750 shares of unregistered Common Stock to EG&G International Ltd. at $10.88 per share, reflecting a 10% discount from the market price of the Company's Common Stock in connection with the signing of a Research, Development and License Agreement (Note 11). Net proceeds totaled $1,974,000. These shares will be registered at the request of the shareholder upon the earlier of a public offering by the Company resulting in net proceeds of at least $10,000,000 or November 1997.

    In April 1996, the Company issued 1,800,000 shares of Common Stock at $5.50 per share in conjunction with the Company's initial public offering ("IPO"). Proceeds to the Company, net of discounts, commissions and offering expenses, totaled $8,211,000. In May 1996, the underwriters exercised their over-allotment option to purchase 270,000 additional shares of Common Stock for total net proceeds to the Company of $1,321,000. Proceeds from the IPO were used primarily to repay short term debt, reduce outstanding accounts payable and to provide working capital for the Company.

                          INVISION TECHNOLOGIES, INC.

    In connection with the Company's IPO, Donald & Co. Securities Inc., the underwriter, received, under the terms of the underwriting agreement, four-year warrants to purchase 180,000 shares of the Company's Common Stock at a price of $6.60 per share commencing April 23, 1997.

  PREFERRED STOCK

    In conjunction with the Company's IPO, all outstanding Convertible Preferred Stock converted to Common Stock. As of December 31, 1996, there were 5,000,000 shares of Preferred Stock authorized and no shares were issued and outstanding. The Board of Directors is authorized to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and number of shares constituting any series or the designation of such series, without further action or vote by the Company's stockholders.

  WARRANTS

    In connection with the Bridge Loan, the Company issued three-year warrants to purchase 63,636 and 227,272 shares of Common Stock in 1995 at $5.50 and $4.40 per share, respectively, and 227,272 shares of Common Stock at $4.40 per share in 1996. The Bridge Loan warrants were exercised in full at various times during the month of August 1996, with the Company receiving net proceeds from the exercise of $2,319,000.

NOTE 8--EMPLOYEE STOCK AND BENEFIT PLANS:

  EQUITY INCENTIVE PLAN

    In March 1996, the Board of Directors approved the amended and restated 1991 Stock Option Plan, which was renamed the Equity Incentive Plan. The Equity Incentive Plan provides for the granting of incentive stock options and non qualified stock options for the purchase of up to an aggregate of 2,221,818 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the Equity Incentive Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Equity Incentive Plan generally vest over a four year period.

    Incentive and non qualified stock options may be granted at an exercise price per share of not less than 85% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the Equity Incentive Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

                          INVISION TECHNOLOGIES, INC.

    In December 1994, the Company repriced all outstanding options in order to reconstitute the option pool as a result of the dilutive effect on common stock of the issuance of Series D Preferred Stock during the year. The outstanding options were cancelled and new options were issued at an exercise price of $0.55 per share, which represented the fair value of common stock as determined by the Board of Directors. Cumulative vesting percentages applicable to the cancelled options were given to the regranted options.

    In connection with grants of stock options to employees and directors in 1995 and 1996, the Company recorded $1,061,000 and $152,000, respectively, of deferred compensation representing the difference between the deemed fair value of the Company's Common Stock and the exercise price at the date of grant. Of such amounts, $369,000 and $489,000 were recorded to expense in 1995 and 1996, respectively. The remaining $355,000 is being amortized over the remaining vesting period of the related options.

    Transactions under the Equity Incentive Plan are summarized as follows (in thousands except per share amounts):

                                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                                  1994                      1995                     1996
                                                        ------------------------  ------------------------  ----------------------
                                                                      WEIGHTED                  WEIGHTED                WEIGHTED
                                                                       AVERAGE                   AVERAGE                 AVERAGE
                                                                      EXERCISE                  EXERCISE                EXERCISE
                                                          SHARES        PRICE       SHARES        PRICE      SHARES       PRICE
                                                        -----------  -----------  -----------  -----------  ---------  -----------
Outstanding at beginning of period....................         234    $    1.23          383    $    0.57       1,190   $    0.82
  Granted.............................................         402         0.63          896         0.92         150        9.13
  Exercised...........................................         (26)        0.61          (66)        0.55        (122)       0.69
  Canceled............................................        (227)        1.36          (23)        0.96         (77)       0.85
                                                               ---                     -----                ---------
Outstanding at period end.............................         383         0.57        1,190         0.82       1,141        1.92
                                                               ---                     -----                ---------
                                                               ---                     -----                ---------
Options exercisable at period end.....................         202         0.58          384         0.56         643        0.80
                                                               ---                     -----                ---------
                                                               ---                     -----                ---------
Weighted average grant date fair value of such options
 granted during the year..............................                                                      $    4.04
                                                                                                            ---------
                                                                                                            ---------
Weighted average grant date fair value of options
 granted during the year at exercise prices below
 market prices........................................                                                      $      --
                                                                                                            ---------
                                                                                                            ---------

                          INVISION TECHNOLOGIES, INC.

    The following table summarizes information about employee and director stock options outstanding at December 31, 1996 (in thousands, except per share amounts):

                                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                       ----------------------------               ----------------------------
                                                                         AVERAGE      WEIGHTED                      WEIGHTED
                                                                        REMAINING      AVERAGE                       AVERAGE
                                                          NUMBER       CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
RANGE OF EXERCISE PRICES                                OUTSTANDING       LIFE          PRICE       EXERCISABLE       PRICE
-----------------------------------------------------  -------------  -------------  -----------  ---------------  -----------
$0.55................................................          479            7.9     $    0.55            356      $    0.55
$1.10................................................          512            8.8          1.10            287           1.10
$3.30................................................            9            9.0          3.30         --             --
$4.40................................................           15            9.2          4.40         --             --
$5.50................................................           28            9.4          5.54         --             --
$10.50...............................................            7            9.8         10,50         --             --
$11.25...............................................           41           10.0         11.25         --             --
$11.88...............................................           50            9.9         11.88         --             --
                                                             -----                                         ---
                                                             1,141            8.5          1.92            643           0.80
                                                             -----                                         ---
                                                             -----                                         ---


  FAIR VALUE DISCLOSURES

    Had compensation cost for options granted in 1995 and 1996 under the Company's 1996 Equity Incentive Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net loss and pro forma net loss per share would have been as follows (in thousands except per share amounts):

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                         --------------------
                                                                           1995       1996
                                                                         ---------  ---------
Net loss:
  As reported..........................................................  $  (3,292) $  (3,572)
  Pro forma............................................................     (3,330)    (3,665)
Pro forma net loss per share:
  As reported..........................................................  $   (0.50) $   (0.44)
  Pro forma............................................................      (0.50)     (0.47)

    The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 5.89% to 6.00% for options granted during the year ended December 31, 1995 and 5.19% to 6.38% for options granted during the year ended December 31, 1996; weighted average expected option term of five years for both periods; and a volatility rate of 65%.

  1996 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. As of December 31, 1996, no shares have been issued under the Purchase Plan.

                          INVISION TECHNOLOGIES, INC.

NOTE 9--COMMITMENTS:

    The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2000. Future minimum lease payments under these leases at December 31, 1996 are as follows (in thousands):

                                                                         OPERATING     CAPITAL
YEAR ENDING DECEMBER 31,                                                   LEASE        LEASE
----------------------------------------------------------------------  -----------  -----------
 1997.................................................................   $     370    $      89
  1998................................................................         286           89
  1999................................................................          --           37
                                                                               ---          ---
                                                                         $     656          215
                                                                               ---
                                                                               ---
  Less amount representing interest...................................                      (37)
                                                                                            ---
  Present value of capital lease obligation...........................                      178
  Less current portion................................................                      (68)
                                                                                            ---
    Long term capital lease obligation................................                $     110
                                                                                            ---
                                                                                            ---

    Rent expense for 1994, 1995 and 1996 was $252,000, and $289,000 and
$328,000, respectively.

NOTE 10--INCOME TAXES:

    As a result of the losses generated during 1994, 1995 and 1996 the Company has recorded no provision for income taxes and therefore a reconciliation of the federal statutory rate to the effective rate is not meaningful.

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1995       1996
                                                                         ---------  ---------
Net operating loss carryforwards.......................................  $   2,810  $   4,256
Credit carryforwards...................................................        750        877
Depreciation and amortization..........................................         31       (103)
Accrued expenses.......................................................        380        490
Other..................................................................        199         60
                                                                         ---------  ---------
Gross deferred tax assets..............................................      4,170      5,580
Deferred tax asset valuation allowance.................................     (4,170)    (5,580)
                                                                         ---------  ---------
Net deferred tax assets................................................  $      --  $      --
                                                                         ---------  ---------
                                                                         ---------  ---------

    The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence including its prior history of losses, that some portion or all of the deferred tax assets will not be realized.

    At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $10,969,000 available to reduce future federal and state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three-

                          INVISION TECHNOLOGIES, INC.

year period and the timing of utilization of various tax benefits carried forward. As a result of changes in ownership that have occurred, future utilization of certain of the Company's carryforwards will be limited to approximately $500,000 per year. Accordingly, the balance of net operating loss carryforwards at December 31, 1996 has been adjusted to reflect the limitation.

NOTE 11--RELATED PARTY TRANSACTIONS:

    In November 1996, the Company entered into a Research, Development and License Agreement with EG&G Astrophysics, an affiliate of EG&G International Ltd. Under the terms of this agreement, the Company and EG&G Astrophysics are each committed to contribute up to $1,000,000 to fund a joint research and development effort to develop an explosive detection system with enhanced capability for reliable detection of explosives at higher rates of through-put than the Company's existing system. Any new technology developed in connection with the research and development effort will be jointly owned. The agreement terminates in May 1998. As of December 31, 1996, the Company has made no expenditures related to its commitment under this agreement.

    The Company was originally formed as a joint venture arrangement between Imatron, Inc. ("Imatron", a publicly traded company in the U.S.) and F.I.M.A.I. Holding, S.A. ("FIMAI", a Luxembourg corporation). In connection with the formation of the Company, the Company and FIMAI entered into a Manufacturing and Distribution Agreement (the "Distribution Agreement") which appointed FIMAI as the exclusive manufacturer, purchaser and distributor for the Company's CTX 5000 systems in Europe. At December 31, 1994, the Company had obtained a temporary consent from FIMAI for the Company to manufacture and sell the CTX 5000 in Europe. In April 1995, FIMAI transferred all of its shares of the Company to HARAX Holding, S.A. ("HARAX," a Luxembourg Corporation) and ElectroParts Holding, S.A. ("ElectroParts," a Luxembourg Corporation). Both Harax and ElectroParts have significant common ownership with FIMAI. As a consequence of the transfer of ownership, FIMAI's rights under the Distribution Agreement were transferred to HARAX and ElectroParts.

    In June 1995, the Company issued 56,818 and 170,455 shares of Series D Preferred Stock to ElectroParts and HARAX, respectively, in exchange for the cancellation of the Distribution Agreement. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 48, this transaction is valued at zero, the historical cost basis of the Distribution Agreement to ElectroParts and HARAX.

    During 1995 and 1996, the Company paid $116,000 and $264,000, respectively to certain of the Company's directors for professional and/or consulting services. In May 1995, the Company issued 649,434 shares of Series D Preferred Stock to HARAX in satisfaction of $2,429,000 of indebtedness. In June 1995, the Company issued 13,368 shares of Series D Preferred Stock to an officer of the Company in satisfaction of $50,000 in indebtedness.

                          INVISION TECHNOLOGIES, INC.

NOTE 12--SUBSEQUENT EVENTS:

  NEW FACILITY LEASE

    In February 1997, the Company entered into a new lease for its future primary operating facility. The Company plans to relocate to the new facility in mid- 1997 upon the completion of tenant improvement construction. The lease covers an initial ten year term and includes a five year renewal option. The initial rental rate of $672,000 per year increases annually to $1,326,000 in year ten. The Company plans to sub-lease its current primary operating facilities subsequent to its relocation. Based on current market rental rates for similar facilities, the Company estimates that sub-lease rental rates will not be less than the Company's existing rental rate for the remainder of the lease term.

  LINE OF CREDIT

    In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings generally in an amount up to the lower of 80% of eligible domestic accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 1.00% per annum (9.25% at December 31, 1996). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings generally in an amount up to the lower of (i) the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, (ii) $4.5 million less outstanding letters of credit or (iii) $3.0 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.75% per annum (9.00% at December 31, 1996). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under the first line of credit may be used for general corporate purposes and proceeds of loans under the second line of credit must be used to finance goods intended for export.