Form 10-Q
period 1997-03-31
INVISION TECHNOLOGIES INC
filed 1997-05-15
CIK 1005969

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

                                    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1997 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                           Commission File Number: 0-28236


                             INVISION TECHNOLOGIES, INC.
                 (Exact name of registrant as specified in its charter)

        DELAWARE                                      94-3123544
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                  3420 E. THIRD AVENUE, FOSTER CITY, CALIFORNIA 94404
             (Address of principal executive offices, including zip code)


                                     (415) 578-1930
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ----
On March 31, 1997, there were 9,204,866 shares of the Registrant's Common Stock outstanding.

                             INVISION TECHNOLOGIES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1997


PART  I:  FINANCIAL INFORMATION


ITEM                                                                     PAGE

1.   Condensed Consolidated Financial Statements (unaudited)

     a. Condensed Consolidated Balance Sheets - December 31, 1996 and
            March 31, 1997..............................................   3

     b. Condensed Consolidated Statements of Operations - Three months
            ended March 31, 1996 and 1997...............................   4

     c. Condensed Consolidated Statements of Cash Flows - Three months
            ended March 31, 1996 and 1997...............................   5

     d. Notes to Condensed Consolidated Financial Statements............   6-7


2.  Management's  Discussion  and Analysis of  Financial
        Condition and Results of  Operations............................   8-13

PART  II.  OTHER INFORMATION


1.  Legal Proceedings...................................................   14
2.  Changes in Securities...............................................   14
3.  Defaults Upon Senior Securities.....................................   14
4.  Submission of Matters to a Vote of Security Holders.................   14
5.  Other Information...................................................   14
6.  Exhibits and Reports on Form 8-K....................................   14



    Signature Page......................................................   15

                               INVISION TECHNOLOGIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)



                                                        DECEMBER 31,        MARCH 31,
                                                            1996              1997
                                                        -----------        ----------
                           ASSETS

Current assets:
   Cash                                                   $2,363             $2,251
   Restricted cash                                            --              1,365
   Accounts receivable                                     5,987              5,476
   Inventories                                             4,810              6,111
   Prepaid expenses                                          292              1,634
                                                        -----------        ----------
     Total current assets                                 13,452             16,837

Property and equipment                                     1,804              1,872
Other assets                                                  --                800
                                                        -----------        ----------
                                                         $15,256            $19,509
                                                        -----------        ----------
                                                        -----------        ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $2,541             $3,960
  Accrued expenses                                         1,020              1,569
  Deferred revenue                                         2,443              3,986
  Current maturities of obligations under capital leases      68                 39
                                                        -----------        ----------
      Total current liabilities                            6,072              9,554
                                                        -----------        ----------
Long-term obligations under capital leases                   110                110
                                                        -----------        ----------
Stockholders' equity:
  Common stock, $0.001 par value, 20,000 shares
  authorized; 9,160 and 9,205 shares issued and
  outstanding                                                  9                  9
  Additional paid-in capital                              28,919             28,958
  Deferred stock compensation expense                       (355)              (265)
  Accumulated deficit                                    (19,499)           (18,857)
                                                        -----------        ----------
    Total stockholders' equity                             9,074              9,845
                                                        -----------        ----------
                                                         $15,256            $19,509
                                                        -----------        ----------
                                                        -----------        ----------


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INVISION TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED
                                 STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
                                                                      1996           1997
                                                                 ------------   -------------
Revenues:                                                           $3,922         $9,377
Cost of revenues                                                     2,453          4,708
                                                                 ------------   -------------
     Gross profit                                                    1,469          4,669
                                                                 ------------   -------------
Operating expenses:
     Research and development                                          585          1,333
     Sales and marketing                                               597          1,233
     General and administrative                                        472          1,343
                                                                 ------------   -------------
Total operating expenses                                             1,654          3,909
                                                                 ------------   -------------
Income (loss) from operations                                         (185)           760
Interest expense                                                    (1,040)           (10)
Other income, net                                                       10             23
                                                                 ------------   -------------
Income (loss) before provision for income taxes                     (1,215)           773

Provision for income taxes                                              --            131
                                                                 ------------   -------------
Net income (loss)                                                  $(1,215)          $642
                                                                 ------------   -------------
                                                                 ------------   -------------
Net income (loss) per share                                        $ (0.17)         $0.06
                                                                 ------------   -------------
                                                                 ------------   -------------
Shares used in per share calculations (1)                            7,081         10,272





(1) Shares outstanding reflect the 2-for-1 stock split in the form of a stock dividend effective as of February 7, 1997


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        INVISION TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        --------------------
                                                                                          1996         1997
                                                                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                    $(1,215)       $642
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
           Depreciation and amortization                                                      79         197
           Amortization of bridge loan warrant                                               949          --
           Stock compensation expense                                                         99          90
           Changes in assets and liabilities:
            Restricted cash                                                                   --      (1,365)
            Accounts receivable                                                             (592)        511
            Inventories                                                                      114      (1,301)
            Prepaid expenses                                                                 (41)     (1,342)
            Other assets                                                                    (268)       (800)
            Accounts payable                                                              (1,206)      1,419
            Accrued liabilities                                                              199         549
            Deferred revenues                                                               (452)      1,543
                                                                                        ---------     --------
              Net cash provided by (used in) operating activities                         (2,334)        143
                                                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                     (136)       (265)
                                                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                                          1,000          --
    Repayments of capital lease financing                                                     --         (29)
    Proceeds from issuance of common stock, net                                               13          39
                                                                                        ---------     --------
              Net cash provided by financing activities                                    1,013          10
                                                                                        ---------     --------
Net decrease in cash for the period                                                       (1,457)       (112)
Cash at beginning of period                                                                1,927       2,363
                                                                                        ---------     --------
CASH AT END OF PERIOD                                                                    $   470      $2,251
                                                                                        ---------     --------
                                                                                        ---------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                                       $    62      $    2

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

   Warrants issued in connection with bridge loan financing                              $   590      $   --




The accompanying notes are an integral part of these condensed consolidated financial statements

                             INVISION TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-28236).

    Operating results for the three month period ended March 31, 1997 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1997 or any other future period.

2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of Common Stock and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and common equivalent shares issued by the Company during the 12-month period prior to the Company's initial public offering consisting of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to and including March 31, 1997, even though their effect is antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share." This Statement is effective for the Company's year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month periods ended March 31, 1996 and 1997, the Company's income (loss) per share would have been as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          ----------------------
                                            1996           1997
                                          --------       -------
Basic income (loss) per share             $(16.42)        $ 0.07
Diluted income (loss) per share           $ (0.17)        $ 0.06

                             INVISION TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)

3.   INVENTORIES

    The components of inventory consist of the following (in thousands):


                                                  December 31,     March 31,
                                                      1996           1997
                                               -----------------  -----------
Raw material and purchased components                $3,003         $3,582
Work-in-process                                       1,331          2,124
Finished goods                                          476            405
                                               -----------------  -----------
                                                     $4,810         $6,111
                                               -----------------  -----------
                                               -----------------  -----------

4.     LINE OF CREDIT

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


5.      SUBSEQUENT EVENT

     On March 14, 1997 the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed underwritten public offering of shares of its Common Stock. On May 14, 1997, 1,875,000 of such shares were sold by the Company with resulting net proceeds to the Company estimated at $20.5 million. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, for working capital and for other general corporate purposes and to pursue possible acquisitions.

                              INVISION TECHNOLOGIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


    THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE
TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S SINGLE PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S MOST RECENT ORDER FROM THE FAA, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE CTX 5000, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AND THE RISK RELATED TO THE COMPANY'S MANUFACTURING EXPERIENCE.

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

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. At March 31, 1997, the Company had 38 full-time employees engaged in research and development activities, and also was using the services of 9 specialized contract employees and consultants in this area. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the year ended December 31, 1996 and the quarter ended March 31, 1997, the Company spent $4.3 million and $1.7 million, respectively, on research and development activities, of which $1.5 million in 1996 and $339,000 in the quarter ended March 31, 1997 were funded by the FAA under development contracts and grants. To the extent that FAA contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

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

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, international sales represented 49.3%, 76.2% and 89.2%, respectively, of the Company's revenues.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income and expenditure items from the Company's condensed consolidated statement of operations expressed as a percentage of revenues for the periods indicated.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                         1996        1997
                                                     -----------   ---------
Revenues                                                100.0%      100.0%
Cost of revenues                                         62.5        50.2
                                                     -----------   ---------
    Gross profit                                         37.5        49.8
                                                     -----------   ---------
Operating expenses:
    Research and development                             14.9        14.2
    Sales and marketing                                  15.2        13.1
    General and administrative                           12.0        14.3
                                                     -----------   ---------
         Total operating expenses                        42.1        41.6
                                                     -----------   ---------
Income (loss) from operations                            (4.6)        8.2
Interest expense                                        (26.5)       (0.1)
Other income, net                                         0.2         0.2
                                                     -----------   ---------
Income (loss) before income taxes                       (30.9)        8.3
Provision for income taxes                                 --         1.4
                                                     -----------   ---------
Net income (loss)                                       (30.9)%       6.9%
                                                     -----------   ---------
                                                     -----------   ---------

    REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000, accessories, installation and configuration, and maintenance related to product support.

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)


    The quarter ended March 31, 1997 was the Company's first profitable quarter since the inception of the Company. Revenues increased by 139% to $9.4 million in the first quarter of 1997 from $3.9 million in the first quarter of 1996. This increase was primarily the result of the growth in unit shipments generated from initial deliveries on the 54 unit order by the FAA, and continuing demand from international markets.

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

    Gross profit increased by 218% to $4.7 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996. Gross margins were 49.8% in the first quarter of 1997 and 37.5% in the first quarter of 1996. This increase in gross margins is largely the result of improved manufacturing efficiencies and lower overhead cost per unit resulting from increased production volume.

     RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. All software and hardware development costs are expensed as incurred. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA.

    Total research and development expenditures increased by 41.7% to $1.7 million in the first quarter of 1997 from $1.1 million in the first quarter of 1996. Of these amounts, $339,000 and $538,000, respectively, were funded by research and development contracts and grants from the FAA in the first quarters of 1997 and 1996. As a percentage of revenues, total research and development expenditures decreased to 17.8% in the first quarter of 1997 from 28.6% in the first quarter of 1996. The growth in total research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

    SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

    Sales and marketing expenditures increased by 107% to $1.2 million in the first quarter of 1997 from $597,000 in the first quarter of 1996. As a percentage of revenues, sales and marketing expenditures declined to 13.1% in the first quarter of 1997 from 15.2% in the first quarter of 1996. The increased level of expenditures in the first quarter of 1997 reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

    General and administrative expenses increased by 185% to $1.3 million in the first quarter of 1997 from $472,000 in the first quarter of 1996. As a percentage of revenues, general and administrative expenses increased to 14.3% in the first quarter of 1997 from 12.0% in the first quarter of 1996. The increase in general and administrative expenses is primarily the result of personnel additions and increased professional and consulting costs incurred to prepare for planned growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense decreased to $10,000 in the first quarter of 1997 from $1.0 million in the first quarter of 1996. Interest expense in the first quarter of 1996 reflects the effect of a non-cash charge of $949,000 resulting from the amortization of a bridge loan warrant discount arising in December 1995.

     INCOME TAXES. The provision for income taxes was $131,000 for the first quarter of 1997 representing an effective tax rate of 17.0%. No provision for income taxes was recorded in the first quarter of 1996. The Company's effective tax rate of 17.0% for the first quarter of 1997 is lower than the U.S. federal statutory rate of 34.0% as a result of utilization of net operating loss and other credit carryforwards. At December 31, 1996 the Company had federal net operating loss carryforwards of approximately $11.0 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011. As a result of changes in ownership that occurred in the 1995 financings, future utilization of certain of the Company's carryforwards are limited to not more than approximately $500,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's Initial Public Offering in April 1996, and $3.2 million of short-term borrowings. At March 31, 1997, the Company had $2.3 million in cash and no outstanding borrowings.

    In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings generally in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 1.00% per annum (9.25% at March 31, 1997). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings generally in an amount up to the lower of (i) the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, (ii) $4.5 million less outstanding letters of credit or (iii) $3.0 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.75% per annum (9.00% at March 31, 1997). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under the first line of credit may be used for general corporate purposes, and proceeds of loans under the second line of credit must be used to finance goods intended for export.

    Cash provided by operating activities was $143,000 in the first quarter of 1997. Cash used in operating activities was $2.3 million in first quarter of 1996. Net cash provided by operating activities in the first quarter of

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

1997 was principally due to the net income of $642,000, a $2.0 million increase in accounts payable and accrued expenses and a $1.5 million increase in deferred revenues, which more than offset a $1.4 million increase in restricted cash, a $1.3 million increase in inventories and a $1.3 million increase in prepaid expenses. Net cash used in operating activities for the first quarter of 1996 was primarily due to the net loss of $1.2 million, a $592,000 increase in accounts receivable, a $1.0 million decrease in accounts payable and accrued liabilities and a $452,000 decrease in deferred revenues which were partially offset by a non-cash charge for the amortization of the warrant discount of $949,000.

    Net cash used in investing activities was $265,000 in the first quarter of 1997 and $136,000 in the first quarter of 1996, in each case due primarily to the purchase of property and equipment. The Company anticipates spending approximately $2.0 million for facility improvements and approximately $1.5 million for purchases of capital equipment in the second and third quarters of 1997 in connection with a move of the Company's principal executive offices and manufacturing facility. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

    Net cash provided by financing activities was $10,000 in the first quarter of 1997 and $1.0 million in the first quarter of 1996. The increase in the first quarter of 1996, primarily due to $1.0 million in net proceeds from short-term debt financing.

    On March 14, 1997, InVision filed a registration statement with the Securities and Exchange Commission in connection with the proposed underwritten offering of shares of Common Stock. On May 14, 1997 1,875,000 of such shares were sold by the Company with resulting net proceeds to the Company estimated at $20.5 million. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, and for working capital and other general corporate purposes and to pursue possible acquisitions. The Company did not receive any proceeds from the sale of Common Stock by the selling stockholders.

    The Company believes that existing cash of $2.3 million as of March 31, 1997 and available borrowings under the Company's line of credit agreements, together with the net proceeds from the Underwritten Offering, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

    The Company's quarterly revenues have fluctuated significantly in the past and are expected to fluctuate significantly in the future. These fluctuations are the result of a variety of factors, including the Company's delivery cycle, variations in product configuration, timing of orders, and suitability of client sites. The Company's cost of revenues fluctuates from quarter to quarter consistent with fluctuations in such revenues. In addition, the Company's gross margins may be affected by, among other factors, the configuration of systems sold, the mix between system and add-on sales, and the breakdown between domestic and international sales. During 1996, as the number of orders shipped and associated revenues increased, the overall variability of the Company's gross profits decreased.

    The first quarter of 1997 was the Company's first profitable quarter since inception. There can be no assurance that the Company will continue to be profitable on a quarterly basis or will become profitable on annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors,

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or it's competitors, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the availability of manufacturing capacity, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

PART  II.  OTHER INFORMATION


Item 1:       Legal Proceedings - Not Applicable

Item 2:       Changes in Securities:
                  On February 7, 1997, the Company effected a 2-for-1 stock split in the form of a stock dividend.

Item 3:       Defaults Upon Senior Securities - Not Applicable

Item 4:       Submission of Matters to a Vote of Security Holders
              - Not Applicable

Item 5:       Other Information - Not Applicable

Item 6:       Exhibits and Reports on Form 8-K
                (a)  Exhibits

                (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVISION TECHNOLOGIES, INC.
                                       REGISTRANT

    Date: May 15, 1997                 /S/ Curtis P. DiSibio
                                       Curtis P. DiSibio
                                       Chief Financial Officer and
                                       Duly Authorized Officer



    Date: May 15, 1997                 /S/ Dr. Sergio Magistri
                                       Dr. Sergio Magistri
                                       President and
                                       Chief  Executive Officer and
                                       Duly Authorized Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
----------                       -------------------------
10.12*             Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P.
10.17*             Loan and Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley Bank.
10.18*             Revolving Promissory Note, dated February 20, 1997, between the Registrant and Silicon Valley Bank.
10.19*             Export-Import Bank Loan and Security Agreement, dated as of
                    February 20, 1997, between the Registrant and
                    Silicon Valley Bank.
10.20*             Intellectual Property Security Agreement, dated as of
                    February 20, 1997, between the Registration and
                    Silicon Valley Bank.
11.1               Statement regarding calculation of net income (loss) per share.
27                 Financial Data Schedule.



___________

(*) Filed as the like-numbered exhibit to the Registrant's Registration
    Statement on Form S-1 (Registration No. 333-23413) on March 14, 1997 and incorporated herein by reference thereto.