Form 10-Q
period 1997-06-30
INVISION TECHNOLOGIES INC
filed 1997-08-14
CIK 1005969

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q



                                      (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1997 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                           Commission File Number: 0-28236


                             INVISION TECHNOLOGIES, INC.
                (Exact name of registrant as specified in its charter)


                       DELAWARE                                                 94-3123544
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


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

On June 30, 1997, there were 11,141,421 shares of the Registrant's Common Stock outstanding.

                             INVISION TECHNOLOGIES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1997



PART  I:  FINANCIAL INFORMATION



ITEM                                                                                       PAGE
----                                                                                       ----

1.    Condensed Consolidated Financial Statements (unaudited)

      a.  Condensed Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996..........................................................        3

      b.  Condensed Consolidated Statements of Operations - Three months and six
          months ended June 30, 1997 and 1996........................................        4

      c.  Condensed Consolidated Statements of Cash Flows - Six months
          ended June 30, 1997 and 1996...............................................        5

      d.  Notes to Condensed Consolidated Financial Statements.......................        6 - 7


2. Management's  Discussion  and Analysis of  Financial
   Condition and Results of Operations...............................................        8 - 13



PART  II.  OTHER INFORMATION


1.  Legal Proceedings................................................................        14
2.  Changes in Securities............................................................        14
3.  Defaults Upon Senior Securities..................................................        14
4.  Submission of Matters to a Vote of Security Holders..............................        14
5.  Other Information................................................................        14
6.  Exhibits and Reports on Form 8-K.................................................        14



      Signature Page.................................................................        15


                             INVISION TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                       JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                        ----           ----
Assets

Current assets:
  Cash and short-term investments                     $ 21,836       $  2,363
  Short-term restricted cash                               112             --
  Accounts receivable                                    7,237          5,987
  Inventories                                            8,324          4,810
  Prepaid expenses                                       1,755            292
                                                      --------       --------
    Total current assets                                39,264         13,452

Long-term restricted cash                                  800             --
Property and equipment                                   4,087          1,804
Other assets                                             1,232             --
                                                      --------       --------
                                                      $ 45,383       $ 15,256
                                                      --------       --------
                                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities      $  7,407       $  2,541
  Accrued expenses                                       2,657          1,020
  Deferred revenue                                       2,407          2,443
  Current maturities of obligations under capital
    leases                                                  32             68
                                                      --------       --------
    Total current liabilities                           12,503          6,072
                                                      --------       --------

Long-term obligations under capital leases                 154            110
                                                      --------       --------

Stockholders' equity:
  Common stock, $0.001 par value, 20,000 shares
  authorized; 11,141and 9,160 shares issued and
  outstanding                                                8              9
  Additional paid-in capital                            50,179         28,919
  Deferred stock compensation expense                     (178)          (355)
  Accumulated deficit                                  (17,283)       (19,499)
                                                      --------       --------
    Total stockholders' equity                          32,726          9,074
                                                      --------       --------
                                                      $ 45,383       $ 15,256
                                                      --------       --------
                                                      --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INVISION TECHNOLOGIES, INC
                          CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                      1997           1996           1997          1996
                                                      ----           ----           ----          ----
Revenues                                          $  13,408       $  3,555      $  22,785      $  7,477
Cost of revenues                                      6,693          2,188         11,401         4,641
                                                  ---------       --------      ---------      --------
  Gross profit                                        6,715          1,367         11,384         2,836
                                                  ---------       --------      ---------      --------
Operating expenses:
  Research and development                            2,241            481          3,574         1,066
  Sales and marketing                                 1,459            638          2,692         1,235
  General and administrative                          1,220            674          2,563         1,146
                                                  ---------       --------      ---------      --------
    Total operating expenses                          4,920          1,793          8,829         3,447
                                                  ---------       --------      ---------      --------

Income (loss) from operations                         1,795           (426)         2,555          (611)

Interest expense                                        (41)          (455)           (51)       (1,495)

Other income, net                                       163             51            186            61
                                                  ---------       --------      ---------      --------
    Income (loss) before provision for income
      taxes                                           1,917           (830)         2,690        (2,045)

Provision for income taxes                              343              -            474             -

Net income (loss)                                 $   1,574       $   (830)     $   2,216      $ (2,045)
                                                  ---------       --------      ---------      --------
                                                  ---------       --------      ---------      --------

Net income (loss) per share                       $    0.14       $  (0.11)     $    0.21      $  (0.27)
                                                  ---------       --------      ---------      --------
                                                  ---------       --------      ---------      --------

Weighted average shares outstanding (1)              11,188          7,816         10,730         7,499


(1) Shares outstanding reflect the 2-for-1 stock split in the form of a stock dividend effective as of February 7, 1997



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INVISION TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net income (loss)                                      2,216         (2,045)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                            389            164
  Amortization of bridge loan warrant                      ---          1,330
  Stock compensation expense                               178            188
  Changes in assets and liabilities:
  Restricted cash                                         (912)           ---
  Accounts receivable                                   (1,250)        (1,343)
  Inventories                                           (3,513)           (27)
  Prepaid expenses                                      (1,469)          (113)
  Other assets                                            (977)           ---
  Accounts payable                                       2,642         (1,202)
  Accrued liabilities                                    1,545             97
  Deferred revenues                                         36         (1,756)
                                                      --------       --------
    Net cash used in operating activities               (1,115)        (4,707)
                                                      --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment                 (2,859)          (314)
  Purchase of investments                              (17,737)           ---
                                                      --------       --------
    Net cash provided used in investing activities     (20,596)          (314)
                                                      --------       --------

Cash flows from financing activities:
  Proceeds from short-term debt                          2,200          1,036
  Proceeds from long-term debt                              44            ---
  Repayments of short-term debt                            118         (4,036)
  Proceeds from issuance of common stock, net           21,085          9,543
                                                      --------       --------
    Net cash provided by financing activities           23,447          6,543
                                                      --------       --------

Net increase in cash for the period                      1,736          1,522
Cash at beginning of period                              2,363          1,927
                                                      --------       --------
CASH AT END OF PERIOD                                 $  4,099       $  3,449
                                                      --------       --------
                                                      --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                         $     50       $    164


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INVISION TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

    The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-28236), as amended.

    Operating results for the three month and the six month periods ended June 30, 1997 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1997 or any other future period.

2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common stock and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company during the 12-month period prior to the Company's initial public offering in April 1996, consisting of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to and including June 30, 1996, even though their effect is antidilutive.

    In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No.128, "Earnings per Share." This Statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month and six month periods ended June 30, 1997 and 1996, the Company's income (loss) per share would not have been materially different from income (loss) per share as disclosed.

3.  INVENTORIES

    The components of inventory consist of the following (in thousands):

                                             JUNE 30,    DECEMBER 31,
                                                 1997            1996
                                                 ----            ----
     Raw material and purchased components      $4,789         $3,003
     Work-in-process                             3,461          1,331
     Finished goods                                 74            476
                                                    --            ---
                                                 8,324         $4,810
                                                 -----         ------
                                                 -----         ------

                             INVISION TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)



4.  FOLLOW-ON EQUITY OFFERING

    On May 14, 1997, the Company sold in a public equity offering 1,875,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $20,531,000. On June 12, 1997, the Company's managing underwriter, Robertson, Stephens & Co., under the terms of the over-allotment option provided in the equity offering, sold an additional 42,742 shares of the Company's common stock at $12.00 per share from which the Company received net proceeds of $483,412. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, for working capital, for other general corporate purposes, and to pursue possible acquisitions.

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



     THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S SINGLE PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S MOST RECENT ORDER FROM THE FAA, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE CTX 5000, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AND THE RISK RELATED TO THE COMPANY'S MANUFACTURING EXPERIENCE, AS WELL AS SUCH OTHER RISKS AS ARE DESCRIBED UNDER "BUSINESS RISKS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

OVERVIEW

     InVision Technologies, Inc. designs, manufactures and markets an explosive detection system based on advanced CT technology. The Company was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, the Company received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium and since such time has received orders for a total of 112 systems of which a total of 50 had been shipped as of June 30, 1997. For the six months ended June 30, 1997 and the fiscal year which ended December 31, 1996, the Company had revenues of $22.8 million and $15.8 million, respectively, and by June 30, 1997 had orders in backlog of $62.1 million.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. At June 30, 1997, the Company had 45 full-time employees engaged in research and development activities while also using the services of 7 specialized contract employees and consultants in this area. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the six months which ended June 30, 1997 and the fiscal year which ended December 31, 1996, the Company spent $3.9 million and $4.3 million, respectively, on research and development activities, of which $339,000 in the first six months of 1997 and $1.5 million in 1996 were funded by the FAA under development contracts and grants. To the extent that FAA contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

     In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first six months of 1997, approximately $19.4 million, or 85.3%, of the Company's revenues, were generated from sales to the Company's four largest customers. During the fiscal year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, international sales represented 62.3%, 76.2% and 89.2%, respectively, of the Company's revenues.

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

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                      1997        1996        1997        1996
                                      ----        ----        ----        ----

Revenues                             100.0 %     100.0 %     100.0 %     100.0 %
Cost of revenues                      49.9        61.5        50.0        62.1
                                  --------    --------    --------    --------
    Gross profit                      50.1        38.5        50.0        37.9
                                  --------    --------    --------    --------

    Operating expenses:
Research and development              16.7        13.5        15.7        14.3
Sales and marketing                   10.9        17.9        11.8        16.5
General and administrative             9.1        19.0        11.2        15.3
                                  --------    --------    --------    --------
    Total operating expenses          36.7        50.4        38.7        46.1
                                  --------    --------    --------    --------

Income (loss) from operations         13.4       (11.9)       11.3        (8.2)
Interest expense                      (0.3)      (12.8)       (0.2)      (20.0)
Other income, net                      1.2         1.4         0.8         0.8
                                  --------    --------    --------    --------
    Income (loss) before taxes        14.3       (23.3)       11.9       (27.4)

Provision for income taxes             2.6         0.0         2.1         0.0
                                  --------    --------    --------    --------
    Net income (loss)                 11.7 %     (23.3)%       9.8 %     (27.4)%
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

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

    The quarter ended June 30, 1997 was the Company's second profitable quarter since the inception of the Company. Revenues increased by 272% to $13.4 million in the second quarter of 1997 from $3.6 million in the second quarter of 1996. Net revenues for the first six months ended June 30, 1997 grew 205% to $22.8 million from $7.5 million in the same period last year. This increase was primarily the result of the growth in unit shipments generated from initial deliveries on the 54 unit order by the FAA, and continuing demand from international markets.

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

     Gross profit increased by 378.6% to $6.7 million in the second quarter of 1997 from $1.4 million in the second quarter of 1996. Gross profit increased by 302% to $11.4 million in the first half of 1997 from $2.8 million in the first half of 1996. Gross margins were 50.0% in the second quarter of 1997 and 38.5% in the second quarter of 1996. This increase in gross margins is largely the result of improved manufacturing efficiencies and lower overhead cost per unit resulting from increased production volume.

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

     Total research and development expenditures increased by 357.4% to $2.2 million in the second quarter of 1997 from $481,000 in the second quarter of 1996. Total research and development expenditures for the six months ended June 30, 1997 increased by 95.0% to $3.9 million from $2.0 million in the first half of 1996. Of these amounts, $339,000 and $894,000, respectively, were funded by research and development contracts and grants from the FAA in the first six months of 1997 and 1996. As a percentage of revenues, total net research and development expenditures increased to 16.4% in the second quarter of 1997 from 13.5% in the second quarter of 1996 and for the first six months of 1997 research and development expenditures increased to 15.8% from 14.3% in the first six months of 1996. The growth in total research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

     Sales and marketing expenditures increased by 128.7% to $1.5 million in the second quarter of 1997 from $638,000 in the second quarter of 1996. Sales and marketing expenditures for the first half of 1997 increased 118% to $2.7 million from $1.2 million in the same period last year. As a percentage of revenues, sales and marketing expenditures declined to 10.9% in the second quarter of 1997 from 17.9% in the second quarter of 1996 and to 11.8% for the first six months of 1997 from 16.5% for the same period last year. The

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

increased level of expenditures in the 1997 periods reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

     General and administrative expenses increased by 81% to $1.2 million in the second quarter of 1997 from $674,000 in the second quarter of 1996. As a percentage of revenues, general and administrative expenses decreased to 0.1% in the second quarter of 1997 from 19.0% in the second quarter of 1996. General and administrative expenses for the first six months of 1997 increased 123.6% to $2.6 million from $1.1 million in the corresponding period of 1996. The increase in general and administrative expenses in absolute dollars is primarily the result of personnel additions and increased professional and consulting costs incurred to prepare for planned growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense decreased to $41,000 in the second quarter of 1997 from $455,000 in the second quarter of 1996. For the first six months, interest expense decreased to $51,000 from $1.5 million in the corresponding period of 1996. Interest expense in the first half of 1996 reflects the effect of a non-cash charge of $1.3 million resulting from the amortization of a bridge loan warrant discount arising in December 1995.

     INCOME TAXES. The provision for income taxes was $343,000 for the second quarter of 1997 and $474,000 for the first six months of 1997 representing an effective tax rate of 17.0%. No provision for income taxes was recorded in the first six months of 1996. The Company's effective tax rate of 17.0% for the first half of 1997 is lower than the U.S. federal statutory rate of 34.0% as a result of utilization of net operating loss and other credit carry-forwards. At December 31, 1996 the Company had federal net operating loss carry-forwards of approximately $11.0 million available to reduce future federal taxable income. The Company's net operating loss carry-forwards expire from 2005 to 2011. As a result of changes in ownership that occurred in the 1995 financings, future utilization of certain of the Company's carry-forwards are limited to not more than approximately $500,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's Initial Public Offering in April 1996 and $21.2 million in a second public offering in May 1997, and $3.2 million of short-term borrowings. At June 30, 1997, the Company had $21.8 million in cash and short-term investments.

     In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings generally in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.50% per annum (9.25% at June 30, 1997). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings generally in an amount up to the lower of (i) the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, (ii) $4.5 million less outstanding letters of credit or (iii) $3.0 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.25% per annum (9.00% at June 30, 1997). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends.

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

     Cash used in operating activities was $1.1 million in the first six months of 1997 and $4.7 million in first six months of 1996. Net cash used in operating activities in the first half of 1997 principally due to net income of $2.2 million and a $4.2 million increase in accounts payable and accrued expenses, which were partially offset by a $912,000 increase in restricted cash, a $3.5 million increase in inventories and a $1.3 million increase in accounts receivable and a $1.4 million increase in prepaid expenses. Net cash used in operations for the first half of 1996 was primarily due to the net loss of $2.0 million, a $1.3 million increase in accounts receivable, a $1.2 million decrease in accounts payable and accrued liabilities and a $1.7 million decrease in deferred revenues which were partially offset by a non-cash charge for the amortization of the warrant discount of $1.3 million.

     Net cash used in investing activities was $20.6 million in the first half of 1997 and $314,000 in the first half of 1996, in each case due primarily to the purchase of property and equipment. The Company anticipates spending approximately $2.0 million for facility improvements and approximately $1.5 million for purchases of capital equipment in the second and third quarters of 1997 in connection with a move of the Company's principal executive offices and manufacturing facility. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash provided by financing activities was $23.4 million in the first half of 1997 and $6.5 million in the first half of 1996. The increase in the first six months of 1997 was primarily due to $21.1 million in net proceeds from issuance of common stock in its May 1997 Public Offering.

     On May 14, 1997, the Company sold in a public equity offering of 1,875,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $20,531,000. On June 12, 1997, the Company's managing underwriter, Robertson, Stephens & Co., under the terms of the over-allotment option provided in the equity offering, sold an additional 42,742 shares of the Company's common stock, at $12.00 per share. The Company received net proceeds of $483,412.

     The Company believes that existing cash of $4.1 million as of June 30, 1997 and available borrowings under the Company's line of credit agreements, together with the net proceeds from the Company's recent public offering of common stock will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

The first two quarters of 1997 were the Company's profitable quarters since inception. There can be no assurance that the Company will continue to be profitable on a quarterly basis or will become profitable on annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced

                             INVISION TECHNOLOGIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

product offerings by the Company or it's competitors, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the availability of manufacturing capacity, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

                             PART  II.  OTHER INFORMATION



Item 1:  Legal Proceedings - Not Applicable

Item 2:  Changes in Securities - Not Applicable

Item 3:  Defaults Upon Senior Securities - Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders was held June 12, 1997. Matters voted at that meeting were:

           (i) The election of the Class I director to hold office until 2000 Annual Meeting of Stockholders and until his successor is elected and qualified.
           (ii) The amendment of Company's Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance by 640,000 shares to 2,221,818 shares.
           (iii) The ratification of the selection of Price Waterhouse LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

         Tabulations for each proposal were as follows:
           Proposal I.  Election of Class I director

           Director                     For               Withheld
           --------                     ---               --------
           Dr. Sergio Magistri          8,485,462         15,698

           Proposal II. Amendment of the Company's Equity Incentive Plan

           For            Against            Abstain          Not Voted
           ---            -------            -------          ---------
           6,195,054      133,532            34,131           1,787,443

           Proposal III.  Ratification of the selection of Price Waterhouse

           For            Against            Abstain
           ---            -------            -------
           8,448,276      26,382             26,502

           Continuing Directors:
             Dr. Giovanni Lanzara, the Class II director, and Dr. Douglas P. Boyd and Dr. Bruno Trezza, the Class III directors, continued as directors following the Annual Meeting.

Item 5:  Other Information - Not Applicable

Item 6:  Exhibits and Reports on Form 8-K
         (a)  Exhibits

10.4     The Company's Equity Incentive Plan, as amended through August 8, 1997.
11.1     Statement regarding calculation of net income (loss) per share.
27       Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVISION TECHNOLOGIES, INC.
                                       REGISTRANT






Date: August 14, 1997                  /s/ Dr. Sergio Magistri
                                       -----------------------------
                                       Dr. Sergio Magistri
                                       President and
                                       Chief Executive Officer




Date: August 14, 1997                  /s/ Curtis P. DiSibio
                                       -----------------------------
                                       Curtis P. DiSibio
                                       Chief Financial Officer