Form 10-Q/A
period 1997-06-30
INVISION TECHNOLOGIES INC
filed 1997-09-10
CIK 1005969

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                     FORM 10-Q/A

                                   AMENDMENT NO. 1

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


                                    (650) 578-1930
                 (Registrant's telephone number, including area code)


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
                         FOR THE QUARTER ENDED JUNE 30, 1997



PART  I:  FINANCIAL INFORMATION



ITEM                                                                                       PAGE
- ----                                                                                       ----

1.    Condensed Consolidated Financial Statements (unaudited)

      a.  Condensed Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996..........................................................        3

      b.  Condensed Consolidated Statements of Operations - Three months and six
          months ended June 30, 1997 and 1996........................................        4

      c.  Condensed Consolidated Statements of Cash Flows - Six months
          ended June 30, 1997 and 1996...............................................        5

      d.  Notes to Condensed Consolidated Financial Statements.......................        6 - 7


2. Management's  Discussion  and Analysis of  Financial
   Condition and Results of Operations...............................................        8 - 13



                             INVISION TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                       JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                        ----           ----
Assets

Current assets:
  Cash and short-term investments                     $ 21,836       $  2,363
  Short-term restricted cash                               112             --
  Accounts receivable                                    7,237          5,987
  Inventories                                            8,324          4,810
  Prepaid expenses                                       1,755            292
                                                      --------       --------
    Total current assets                                39,264         13,452

Long-term restricted cash                                  800             --
Property and equipment                                   4,087          1,804
Other assets                                             1,232             --
                                                      --------       --------
                                                      $ 45,383       $ 15,256
                                                      --------       --------
                                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued liabilities      $  5,207       $  2,541
  Accrued expenses                                       2,657          1,020
  Short-term debt                                        2,200             --
  Deferred revenue                                       2,407          2,443
  Current maturities of obligations under capital
    leases                                                  32             68
                                                      --------       --------
    Total current liabilities                           12,503          6,072
                                                      --------       --------

Long-term obligations under capital leases                 154            110
                                                      --------       --------

Stockholders' equity:
  Common stock, $0.001 par value, 20,000 shares
  authorized; 11,141and 9,160 shares issued and
  outstanding                                               11              9
  Additional paid-in capital                            50,176         28,919
  Deferred stock compensation expense                     (178)          (355)
  Accumulated deficit                                  (17,283)       (19,499)
                                                      --------       --------
    Total stockholders' equity                          32,726          9,074
                                                      --------       --------
                                                      $ 45,383       $ 15,256
                                                      --------       --------
                                                      --------       --------

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

                             INVISION TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net income (loss)                                      2,216         (2,045)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                            382            164
  Amortization of bridge loan warrant                      ---          1,330
  Stock compensation expense                               177            188
  Changes in assets and liabilities:
  Restricted cash                                         (912)           ---
  Accounts receivable                                   (1,250)        (1,343)
  Inventories                                           (3,514)           (27)
  Prepaid expenses                                      (1,463)          (113)
  Other assets                                          (1,232)           ---
  Accounts payable                                       2,666         (1,202)
  Accrued liabilities                                    1,637             97
  Deferred revenues                                        (36)        (1,756)
                                                      --------       --------
    Net cash used in operating activities               (1,329)        (4,707)
                                                      --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment                 (2,665)          (314)
  Purchase of investments                              (17,737)           ---
                                                      --------       --------
    Net cash provided used in investing activities     (20,402)          (314)
                                                      --------       --------

Cash flows from financing activities:
  Proceeds from short-term debt                          2,200          1,036
  Repayments of short-term debt                            ---         (4,036)
  Proceeds from capital lease financing                     44            ---
  Repayments of capital lease financing                    (36)           ---
  Proceeds from issuance of common stock, net           21,259          9,543
                                                      --------       --------
    Net cash provided by financing activities           23,467          6,543
                                                      --------       --------

Net increase in cash for the period                      1,736          1,522
Cash at beginning of period                              2,363          1,927
                                                      --------       --------
CASH AT END OF PERIOD                                 $  4,099       $  3,449
                                                      --------       --------
                                                      --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                         $     50       $    164


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

                             INVISION TECHNOLOGIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)



4.  FOLLOW-ON EQUITY OFFERING

    On May 14, 1997, the Company sold in a public equity offering 1,875,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $20,706,000. On June 12, 1997, the Company's managing underwriter, Robertson, Stephens & Co., under the terms of the over-allotment option provided in the equity offering, sold an additional 42,742 shares of the Company's common stock at $12.00 per share from which the Company received net proceeds of $483,000. The Company intends to use the net proceeds from the offering to purchase capital equipment and undertake facility improvements, to fund research and development, for working capital, for other general corporate purposes, and to pursue possible acquisitions.

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

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. At June 30, 1997, the Company had 41 full-time employees engaged in research and development activities while also using the services of 11 specialized contract employees and consultants in this area. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the six months which ended June 30, 1997 and the fiscal year which ended December 31, 1996, the Company spent $3.9 million and $4.3 million, respectively, on research and development activities, of which $339,000 in the first six months of 1997 and $1.5 million in 1996 were funded by the FAA under development contracts and grants. To the extent that FAA contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income and expenditure items from the Company's condensed consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                      1997        1996        1997        1996
                                      ----        ----        ----        ----

Revenues                             100.0 %     100.0 %     100.0 %     100.0 %
Cost of revenues                      49.9        61.5        50.0        62.1
                                  --------    --------    --------    --------
    Gross profit                      50.1        38.5        50.0        37.9
                                  --------    --------    --------    --------

    Operating expenses:
Research and development              16.7        13.5        15.7        14.3
Sales and marketing                   10.9        17.9        11.8        16.5
General and administrative             9.1        19.0        11.3        15.3
                                  --------    --------    --------    --------
    Total operating expenses          36.7        50.4        38.8        46.1
                                  --------    --------    --------    --------

Income (loss) from operations         13.4       (11.9)       11.2        (8.2)
Interest expense                      (0.3)      (12.8)       (0.2)      (20.0)
Other income, net                      1.2         1.4         0.8         0.8
                                  --------    --------    --------    --------
    Income (loss) before taxes        14.3       (23.3)       11.8       (27.4)

Provision for income taxes             2.6         0.0         2.1         0.0
                                  --------    --------    --------    --------
    Net income (loss)                 11.7 %     (23.3)%       9.7 %     (27.4)%
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's Initial Public Offering in April 1996 and $21.2 million in a second public offering in May 1997. At June 30, 1997, the Company had $21.8 million in cash and short-term investments and $2.2 million in short-term borrowings.

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

     Cash used in operating activities was $1.3 million in the first six months of 1997 and $4.7 million in first six months of 1996. Net cash used in operating activities in the first half of 1997 was principally due to net income of $2.2 million, a $2.7 million increase in accounts payable and accrued expenses and a $2.2 million increase in short-term borrowings, which were partially offset by a $912,000 increase in restricted cash, a $3.5 million increase in inventories and a $1.3 million increase in accounts receivable and a $1.5 million increase in prepaid expenses. Net cash used in operations for the first half of 1996 was primarily due to the net loss of $2.0 million, a $1.3 million increase in accounts receivable, a $1.2 million decrease in accounts payable and accrued liabilities and a $1.8 million decrease in deferred revenues which were partially offset by a non-cash charge for the amortization of the warrant discount of $1.3 million.

     Net cash used in investing activities was $20.4 million in the first half of 1997 and $314,000 in the first half of 1996, in each case due primarily to the purchase of property and equipment. The Company anticipates spending approximately $2.0 million for facility improvements and approximately $1.5 million for purchases of capital equipment in the second and third quarters of 1997 in connection with a move of the Company's principal executive offices and manufacturing facility. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash provided by financing activities was $23.5 million in the first half of 1997 and $6.5 million in the first half of 1996. The increase in the first six months of 1997 was primarily due to $21.1 million in net proceeds from issuance of common stock in its May 1997 Public Offering.

     On May 14, 1997, the Company sold in a public equity offering of 1,875,000 shares of its common stock at $12.00 per share. The Company received net proceeds of $20,706,000. On June 12, 1997, the Company's managing underwriter, Robertson, Stephens & Co., under the terms of the over-allotment option provided in the equity offering, sold an additional 42,742 shares of the Company's common stock, at $12.00 per share. The Company received net proceeds of $483,000.

     The Company believes that existing cash, cash equivalents and short-term investments of $21.8 million as of June 30, 1997 and available borrowings under the Company's line of credit agreements will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this amendment no. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVISION TECHNOLOGIES, INC.
                                       REGISTRANT






Date: September 10, 1997               /s/ Dr. Sergio Magistri
                                       -----------------------------
                                       Dr. Sergio Magistri
                                       President and
                                       Chief Executive Officer




Date: September 10, 1997               /s/ Curtis P. DiSibio
                                       -----------------------------
                                       Curtis P. DiSibio
                                       Chief Financial Officer