Form 10-Q
period 1997-09-30
INVISION TECHNOLOGIES INC
filed 1997-11-14
CIK 1005969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q



                                  (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1997 or


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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   7151 GATEWAY BOULEVARD, NEWARK, CA 94560
         (Address of principal executive offices, including zip code)


                                (510) 739-2400
             (Registrant's telephone number, including area code)


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

On September 30, 1997, there were 11,882,000 shares of the Registrant's Common Stock outstanding.

                          INVISION TECHNOLOGIES, INC.
                                  FORM 10-Q
                                    INDEX



PART  I:  FINANCIAL INFORMATION


ITEM                                                                      PAGE
----                                                                      ----
1.     Condensed Consolidated Financial Statements (unaudited)

       a. Condensed Consolidated Balance Sheets - September 30, 1997 and
          December 31, 1996............................................... 3

       b. Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 1997 and 1996............... 4

       c. Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996............................... 5

       d. Notes to Condensed Consolidated Financial Statements............ 6


2.     Management's  Discussion  and Analysis of  Financial
       Condition and Results of Operations................................ 8


PART  II.  OTHER INFORMATION


6.   Exhibits and Reports on Form 8-K..................................... 14


       Signature Page..................................................... 16

       Exhibits........................................................... 17

                          INVISION TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997          1996
                                                         ----          ----
ASSETS

Current assets:

  Cash and cash equivalents                           $ 14,742      $  2,471
  Restricted cash                                          112            --
  Short-term investments                                 3,990            --
  Accounts receivable                                   15,149         6,982
  Inventories                                           11,023         4,899
  Prepaid expenses                                       1,119           344
                                                      --------      --------
    Total current assets                                46,135        14,696

Long-term restricted cash                                  800            --
Property and equipment                                   5,254         2,144
Other assets                                               363           109
                                                      --------      --------
                                                      $ 52,552      $ 16,949
                                                      --------      --------
                                                      --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  5,652      $  3,061
  Accrued liabilities                                    3,873         1,182
  Short-term debt                                        2,600           898
  Deferred revenue                                       4,823         2,675
  Current maturities of obligations under capital
    leases                                                 154           114
                                                      --------      --------
    Total current liabilities                           17,102         7,930
                                                      --------      --------

Long-term obligations under capital leases,
  less current portion                                     313           144
                                                      --------      --------
Stockholders' equity:
  Common stock, $0.001 par value, 20,000 shares
  authorized; 11,882 and 9,160 shares issued and
  outstanding                                               12            10
  Additional paid-in capital                            56,172        33,487
  Deferred stock compensation expense                     (322)         (384)
  Accumulated deficit                                  (20,725)      (24,238)
                                                      --------      --------
    Total stockholders' equity                          35,137         8,875
                                                      --------      --------

                                                      $ 52,552      $ 16,949
                                                      --------      --------
                                                      --------      --------

The accompanying notes are integral part of these condensed consolidated financial statements.

                          INVISION TECHNOLOGIES, INC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                             1997           1996           1997         1996
                                                             ----           ----           ----         ----
Revenues                                                $  15,458       $  3,959      $  38,243     $  11,446
Cost of revenues                                            7,731          2,232         19,132         6,873
                                                        ---------       --------      ---------     ---------
  Gross profit                                              7,727          1,727         19,111         4,573
                                                        ---------       --------      ---------     ---------

Operating expenses:
  Research and development                                  1,762            156          5,189         1,889
  Sales and marketing                                       1,399          1,104          4,242         2,662
  General and administrative                                1,457            953          4,486         2,720
  Acquisition Costs                                           685              -            685             -
                                                        ---------       --------      ---------     ---------
Total operating expenses                                    5,303          2,213         14,602         7,271
                                                        ---------       --------      ---------     ---------

Income (loss) from operations                               2,424           (486)         4,509        (2,698)
Interest expense                                              (58)            (7)          (346)       (1,550)
Other income (expense), net                                  (132)            76             70           120
                                                        ---------       --------      ---------     ---------
Income (loss) before provision for income taxes             2,234           (417)         4,233        (4,128)

Provision for income taxes                                    246             --            720            --
                                                        ---------       --------      ---------     ---------

Net income (loss)                                       $   1,988       $   (417)     $   3,513     $  (4,128)
                                                        ---------       --------      ---------     ---------
                                                        ---------       --------      ---------     ---------

Net income (loss) per share                             $    0.15       $  (0.05)     $    0.29     $   (0.50)
                                                        ---------       --------      ---------     ---------
                                                        ---------       --------      ---------     ---------

Weighted average shares outstanding (1)                    12,853          9,112         11,943         8,281



(1) Shares outstanding are adjusted for all periods to give effect to the 2-for-1 stock split in the form of a stock dividend effective as of February 7, 1997. Shares outstanding also reflect increases due to the follow-on offering completed in May 1997, and the acquisition of Quantum Magnetics in September 1997.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1997           1996
                                                           ----           ----

Net cash used in operating activities                  $ (2,220)       $ (5,374)
                                                       --------        --------
Cash flows from investing activities:
  Acquisition of property and equipment                  (4,928)           (586)
  Long-term restricted cash                                (800)             --
  Purchase of investments                                (3,990)             --
                                                       --------        --------
    Net cash used in investing activities                (9,718)           (586)
                                                       --------        --------

Cash flows from financing activities:
  Proceeds from debt financing                            4,287           1,000
  Repayments of debt                                     (2,376)         (4,069)
  Proceeds from issuance of common stock, net            22,298          11,971
                                                       --------        --------
    Net cash provided by financing activities            24,209           8,902
                                                       --------        --------

Net increase in cash for the period                      12,271           2,942
Cash at beginning of period                               2,471           3,715
                                                       --------        --------
CASH AT END OF PERIOD                                  $ 14,742        $  6,657
                                                       --------        --------
                                                       --------        --------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Acquisition of equipment under capital lease           $      9        $     59
Issuance of common stock as compensation               $    240        $     87
Warrants issued in connection with debt
   financings                                          $     56        $    647
Purchase of in process research and
   development and property equipment in
   exchange for notes payable                          $    330        $     --
Sale of equipment in exchange for non
   receivable                                          $    100        $     --

The accompanying notes are an integral part of these condensed consolidated financial statements

                          INVISION TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, and in conjunction with the audited consolidated financial statements of Quantum Magnetics, Inc. ("Quantum Magnetics") as of September 30, 1996 and 1995 and for the two years then ended, including notes thereto, both included in the Company's registration statement on form S-4 (registration no. 333-35341) as amended.

     Operating results for the three month and the nine month periods ended September 30, 1997 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1997 or any other future period. All financial data has been restated on a combined basis with Quantum Magnetics to reflect the acquisition of Quantum as a pooling of interests.

2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common stock and common equivalent shares, when dilutive, from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company during the 12-month period prior to the Company's initial public offering in April 1996, consisting of convertible preferred stock (using the if-converted method), and stock options and warrants (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to and including September 30, 1996, even though their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No.128, "Earnings per Share." This Statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month and nine month periods ended September 30, 1997 and 1996, the Company's income (loss) per share would not have been materially different from income (loss) per share as disclosed.

3.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                            1997           1996
                                                            ----           ----
Raw material and purchased components                    $ 7,389         $3,003
Work-in-process                                            3,634          1,419
Finished goods                                                --            476
                                                         -------         ------
                                                         $11,023         $4,899
                                                         -------         ------
                                                         -------         ------

                          INVISION TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)


4.   BUSINESS COMBINATION

     On September 30, 1997, the Company acquired Quantum Magnetics, a developer of explosive systems based upon quadruple resonance. Under the terms of the merger, 777,000 shares of common stock and common stock options have been issued to Quantum Magnetics shareholders in exchange of all the capital stock and common stock options of Quantum Magnetics outstanding prior to the merger. The transaction has been accounted for as a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated.

     Prior to the merger, Quantum used a September 30 fiscal year end. Restated financial statements of the Company combine results of Quantum as if it had used a December 31 year end. No adjustments have been made to conform accounting policies of the entities. There were no significant inter-company transactions requiring elimination in any period presented. Non-recurring expenses associated with the merger, comprised primarily of outside accounting and legal fees, amounted to approximately $700,000 and have been included in Acquisition Costs in the statement of operations.

     In July 1997, the Company sold a portion of a prior investment in Quantum for net cash proceeds of $312,000, resulting in a loss on sale of $402,000 which has been included in Other Income (expense) category in the statement of operations. The sale reduced the Company's ownership interest in Quantum in order to comply with pooling-of-interests accounting rules.

                          INVISION TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



     THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS WHICH
INVOLVE RISKS AND UNCERTAINTIES.   THE WORDS "ANTICIPATE," "BELIEVE,"
"ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S SINGLE PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S MOST RECENT ORDER FROM THE FAA, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE CTX 5000, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, DIFFICULTIES WHICH MAY BE ENCOUNTERED IN CONNECTION WITH THE INTEGRATION OF QUANTUM INTO THE OPERATIONS OF THE COMPANY AND/OR INTEGRATION OF QUANTUM'S TECHNOLOGY INTO THE TECHNOLOGY OF THE COMPANY, AND THE RISK RELATED TO THE COMPANY'S MANUFACTURING EXPERIENCE, AS WELL AS SUCH OTHER RISKS AS ARE DESCRIBED UNDER "BUSINESS RISKS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, AS AMENDED.

OVERVIEW

     InVision Technologies, Inc. designs, manufactures and markets an explosive detection system based on advanced CT technology. The Company was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, the Company received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium and since such time has received orders for a total of 112 systems of which a total of 66 had been shipped as of September 30, 1997.

     On September 30, 1997, the Company acquired Quantum Magnetics, Inc., a privately-held developer of explosives detection equipment based on quadrupole resonance technology. The transaction has been accounted for a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated to include Quantum Magnetics' results. Quantum Magnetics is currently a development stage company with products in the prototype stage and a recent order from the FAA to supply two QSCAN-500 advanced technology systems with an option for three more units. Quantum is also a leading supplier of research and development services in the area of magnetic sensing and detection technologies to a number of government agencies.

     For the nine months ended September 30, 1997 and the fiscal year which ended December 31, 1996, the Company had revenues of $38.2 million and $15.8 million, respectively, and by September 30, 1997 had a backlog of approximately $47 million.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX 5000 hardware and software. At September 30, 1997, the Company had 89 full-time employees (including Quantum employees) engaged in research and development activities while also using the services of 18 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the nine months which ended September 30, 1997 and 1996, the Company spent $9.6 million and $5.2 million, respectively, on research and development activities, of which $4.5 million in the first nine months of 1997 and $3.4 million in 1996 were funded by the FAA and other government and private agencies under development contracts and grants. To the extent that contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

     In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first nine months of 1997, approximately $32.8 million, or 85.8%, of the Company's revenues, were generated from sales to the Company's five largest customers. During the fiscal year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, international sales represented 48.2%, 76.2% and 89.2%, respectively, of the Company's revenues.

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


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                               1997           1996           1997           1996
                                                               ----           ----           ----           ----
Revenues                                                      100.0%         100.0%         100.0%         100.0
Cost of revenues                                               50.0           56.4           50.0           60.0
                                                            -------        -------        -------        -------
  Gross profit                                                 50.0           43.6           50.0           40.0
                                                            -------        -------        -------        -------

  Operating expenses:
Research and development                                       11.4            3.9           13.6           16.5
Sales and marketing                                             9.1           27.9           11.1           23.3
General and administrative                                      9.4           24.1           11.7           23.8
Acquisition Costs                                               4.4             --            1.8             --
                                                            -------        -------        -------        -------
  Total operating expenses                                     34.3           55.9           38.2           63.6
                                                            -------        -------        -------        -------

Income (loss) from operations                                  15.7          (12.3)          11.8          (23.6)
Interest expense                                               (0.4)          (0.2)          (0.9)         (13.5)
Other income, net                                              (0.9)           1.9            0.2            1.0
                                                            -------        -------        -------        -------
  Income (loss) before provision for income taxes              14.4          (10.6)          11.1          (36.1)

  Provision for income taxes                                    1.6             --            1.9             --
                                                            -------        -------        -------        -------
  Net income (loss)                                            12.8%         (10.6)%          9.2%         (36.1)%
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------


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

     The quarter ended September 30, 1997 was the Company's third profitable quarter since the inception of the Company. Revenues increased by 288% to $15.5 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996. Revenues for the first nine months ended September 30, 1997 grew 235% to $38.2 million from $11.4 million in the same period last year. This increase was primarily the result of the growth in unit shipments generated from initial deliveries on the 54 unit order by the FAA, and continuing shipments from international markets.

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

     Gross profit increased by 353% to $7.7 million in the third quarter of 1997 from $1.7 million in the third quarter of 1996. Gross profit increased by 315% to $19.1 million in the first nine months of 1997 from $4.6 million in the first nine months of 1996. Gross margins were 50.0% in the third quarter of 1997 and 43.6% in the third quarter of 1996. This increase in gross margins is largely the result of improved manufacturing efficiencies and lower overhead cost per unit resulting from increased production volume.

     RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. All software and hardware development costs are expensed as incurred. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA.

     Total research and development expenditures increased by 108% to $3.8 million in the third quarter of 1997 from $1.9 million in the third quarter of 1996. Total research and development expenditures for the nine months ended September 30, 1997 increased by 84% to $9.6 million from $5.2 million in the first nine months of 1996. Of these amounts, $2.1 million and $1.8 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities for the third quarters of 1997 and 1996, and $4.5 million and $3.4 milion for the first nine months of 1997 and 1996 respectively. As a percentage of revenues, net research and development expenditures increased to 11.4% in the third quarter of 1997 from 3.9% in the third quarter of 1996 and for the first nine months of 1997 research and development expenditures decreased to 13.6% of revenues from 16.5% in the first nine months of 1996. The growth in research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

     Sales and marketing expenditures increased by 27% to $1.4 million in the third quarter of 1997 from $1.1 million in the third quarter of 1996. Sales and marketing expenditures for the first nine months of 1997 increased 56% to $4.2 million from $2.7 million in the same period last year. As a percentage of revenues, sales and marketing expenditures declined to 9.1% in the third quarter of 1997 from 27.9% in the third quarter of 1996 and to 11.1% for the

                          INVISION TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

first nine months of 1997 from 23.3% for the same period last year. The increased level of expenditures in the 1997 periods reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

     General and administrative expenses increased by 125% to $2.1 million in the third quarter of 1997 from $953,000 in the third quarter of 1996. As a percentage of revenues, general and administrative expenses decreased to 13.8% in the third quarter of 1997 from 24.1% in the third quarter of 1996. General and administrative expenses for the first nine months of 1997 increased 90% to $5.2 million from $2.7 million in the corresponding period of 1996. The increase in general and administrative expenses in absolute dollars is primarily the result of personnel additions and increased professional and consulting costs incurred to prepare for planned growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company, and a one-time cost related to Quantum Magnetics, Inc. acquisition. The acquisition costs were approximately $700,000 or 4.4% of the total revenues.

     INTEREST EXPENSE. Interest expense increased to $58,000 in the third quarter of 1997 from $7,000 in the third quarter of 1996. For the first nine months, interest expense decreased to $346,000 from $1.6 million in the corresponding period of 1996. Interest expense in the first nine months of 1996 reflects the effect of a non-cash charge of $1.3 million resulting from the amortization of a bridge loan warrant discount arising in December 1995.

     INCOME TAXES. The provision for income taxes was $246,000 for the third quarter of 1997 and $720,000 for the first nine months of 1997 representing an effective tax rate of 17.0%. No provision for income taxes was recorded in the first nine months of 1996. The Company's effective tax rate of 17.0% for the first nine of 1997 is lower than the U.S. federal statutory rate of 34.0% as a result of utilization of net operating loss and other credit carry-forwards. At December 31, 1996 the Company had federal net operating loss carry-forwards of approximately $15.0 million available to reduce future federal taxable income. The Company's net operating loss carry-forwards expire from 2005 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three-year period and the timing of utilization of various tax benefits carried forward.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $21.7 million of Preferred and Common Stock (of which $6.7 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996 and $21.2 million in a second public offering in May 1997 ("May 1997 Public Offering"), and $2.6 million of short-term borrowings. At September 30, 1997, the Company had $18.7 million in cash, cash equivalents and short-term investments compared to $2.4 million in cash, cash equivalents and short-term investments at December 31, 1996.

     In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings generally in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.50% per annum (9.25% at June 30, 1997). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings generally in an amount up to the lower of (i) the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in process inventory designated for export customers, (ii) $4.5 million less outstanding letters of credit or (iii) $3.0 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.25% per annum (9.00% at June 30, 1997). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under the first line of credit may be used for general corporate purposes, and proceeds of loans under the second line of credit must be used to finance goods intended for export.

     Cash used in operating activities was $2.2 million in the first nine months of 1997 and $5.4 million in first nine months of 1996. Reduction in cash used in operating activities in the first nine months of 1997 was primarily due to net income of $3.5 million versus a net loss of $4.1 million in first nine months of 1996 and increases in accounts receivable, inventory, accounts payable and accrued liabilities over the same period prior year.

                          INVISION TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Net cash used in investing activities was $9.7 million in the first nine months of 1997 and $586,000 in the first nine months of 1996, primarily due to the purchase of property and equipment and short-term investments. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company has approximately $4.0 million in short-term investments.

     Net cash provided by financing activities was $24.2 million in the first nine months of 1997 and $8.9 million in the first nine months of 1996. The increase in the first nine months of 1997 was primarily due to $21.2 million in net proceeds from issuance of common stock in the Company's May 1997 Public Offering.

     The Company believes that existing cash and cash equivalents of $14.7 million as of September 30, 1997 and available borrowings under the Company's line of credit agreements will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

     The first three quarters of 1997 were the Company's only profitable quarters since inception. There can be no assurance that the Company will continue to be profitable on a quarterly basis or will become profitable on annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or it's competitors, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the availability of manufacturing capacity, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

     In addition, as a result of the consummation of the acquisition of Quantum Magnetics, Inc. in the third quarter of 1997, the Company's operating expenses may potentially increase. There can be no assurance that the integration of the business can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired business will be sufficient to support the costs associated with the business, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on the Company's business and results of operations.

                          INVISION TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. The Company's management has had limited experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

                         PART  II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K
            (a)  Exhibits

Exhibit No.    Description
-----------    -----------

2.1* Agreement and Plan of Merger and Reorganization dated as of September 3, 1997, among InVision Technologies, Inc., a Delaware corporation, QP Acquisition Corp., a California corporation, and Quantum Magnetics, Inc., a California corporation, (the "Registration Agreement").

2.2** Form of Agreement of Merger between Quantum Magnetics, Inc. and QP Acquisition Corp.

2.3** Form of Escrow Agreement between the Registrant, Quantum Magnetics, Inc., Randall R. Lunn and the Escrow Agent.

11.1           Statement regarding calculation of net income (loss) per share.

27             Financial Data Schedule.

* Previously filed with InVision's Current Report on Form 8-K (File No. 0-28236) dated September 3, 1997 and filed September 10, 1997.

** Previously filed with InVision's Registration Statement on Form S-4 (Registration No. 333-35341) filed September 10, 1997.

                         PART  II.  OTHER INFORMATION
                                  (CONTINUED)


                   (b)  REPORTS ON FORM 8-K

     The Company filed two Reports on Form 8-K related to events which took place during the quarter ended September 30, 1997. The first was filed on September 10, 1997 and reported the execution of a definitive agreement to acquire Quantum Magnetics, Inc. on September 3, 1997. The second was filed on October 7, 1997 and reported the closing of the Quantum acquisition on September 30, 1997. This latter Report contained financial statements of the acquired business and pro forma financial information of the combined entities as required by Item 7(a) and (b) of Form 8-K .

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1994, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INVISION TECHNOLOGIES, INC.
                                        REGISTRANT


Date: November 14, 1997                 /S/ Sergio Magistri
                                        -----------------------
                                        Dr. Sergio Magistri
                                        President and
                                        Chief Executive Officer and
                                        Duly Authorized Officer




Date: November 14, 1997                 /S/ Curtis P. DiSibio
                                        ---------------------
                                        Curtis P. DiSibio
                                        Chief Financial Officer and
                                        Duly Authorized Officer

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

2.1* Agreement and Plan of Merger and Reorganization dated as of September 3, 1997, among InVision Technologies, Inc., a Delaware corporation, QP Acquisition Corp., a California corporation, and Quantum Magnetics, Inc., a California corporation.

2.2** Form of Agreement of Merger between Quantum Magnetics, Inc. and QP Acquisition Corp.

2.3** Form of Escrow Agreement between the Registrant, Quantum Magnetics, Inc., Randall R. Lunn and the Escrow Agent.

11.1           Statement regarding calculation of net income (loss) per share.

27             Financial Data Schedule.

* Previously filed with InVision's Current Report on Form 8-K (File No. 0-28236) dated September 3, 1997 and filed September 10, 1997.

** Previously filed with InVision's Registration Statement on Form S-4 (Registration No. 333-35341) filed September 10, 1997.