Form 10-K
period 1997-12-31
INVISION TECHNOLOGIES INC
filed 1998-03-31
CIK 1005969

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended DECEMBER 31, 1997 or

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

                   7151 GATEWAY BOULEVARD, CALIFORNIA 94560
         (Address of principal executive offices, including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average of the closing bid and ask prices of $9.3125 on March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $80,153,731. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

On February 28, 1998, there were 12,026,731 shares of the Registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held May 28, 1998, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                         INVISION TECHNOLOGIES, INC.

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
COVER PAGE

TABLE OF CONTENTS                                                              i

PART I.                                                                        1
Item 1.   Business                                                             1
Item 2.   Properties                                                          18
Item 3.   Legal Proceedings                                                   18
Item 4.   Submission of Matters to a Vote of Security Holders                 18

PART II.                                                                      19
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             19
Item 6.   Selected Financial Data                                             20

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           21
Item 8.   Financial Statements and Supplementary Data                         24

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            25

PART III.                                                                     25
Item 10.  Directors and Executive Officers of the Registrant                  25
Item 11.  Executive Compensation                                              25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                          25
Item 13.  Certain Relationships and Related Transactions                      25

PART IV.                                                                      25
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    25

SIGNATURES                                                                    28

                                    PART I.

ITEM 1.  BUSINESS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS FOR THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AS WELL AS THOSE DISCUSSED IN "--COMPETITION," "--BUSINESS RISKS" AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

     InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") is the worldwide leader in explosive detection technology. InVision develops, manufactures, markets and supports an explosive detection system for civil aviation security based on advanced computed tomography ("CT") technology. To date, the Company's CTX 5000 and the recently released CTX 5500 (together, the "CTX 5000 Series") are the only explosive detection system ("EDS") to be certified by the Federal Aviation Administration ("FAA") for use in the inspection of checked luggage on commercial flights. Historically, the FAA has been the leader in establishing standards for aviation security worldwide, and the Company believes that airports around the world will migrate over time towards security policies consistent with those of the FAA. As a result, the Company believes that the CTX 5000 Series is well positioned to become the industry standard. In December 1996, the Company received an order from the FAA for 54 CTX 5000 systems to be installed at the busiest U.S. airports. For the years ended December 31, 1997 and 1996, the Company had revenues of $56.4 million and $15.8 million, respectively, and at December 31, 1997 had orders in backlog in excess of approximately $32 million. As of December 31, 1997, 84 CTX 5000 systems had been shipped to 22 airports in twelve countries around the world.

     The Company believes that the CTX 5000 Series is the only EDS capable of detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 Series is superior to competing systems by virtue of its advanced detection technology. The CTX 5000 Series is capable of capturing and processing substantially more data than other explosive detection systems. The Company believes that there are important technological advantages that lead to the superiority of the CTX 5000 Series over systems of the Company's primary competitors. By combining heightened levels of data capture and threat resolution capabilities with simple user interfaces, InVision's CTX 5000 Series is capable of providing high detection and low false alarm rates, as well as advanced threat resolution capability and increased operator efficiency.

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

     InVision was incorporated in Delaware in 1990. Its headquarters and principal manufacturing facilities are located in Newark, California.

     Quantum Magnetics, Inc. ("Quantum") was founded in 1987 to develop and commercialize patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance. Its products, in the prototype stage, include devices to inspect checked and carry-on luggage and cargo at airports and customs facilities, a small scanner to detect explosives and illegal drugs in mail and other small packages, and an advanced security system for the detection of liquid explosives and flammables in sealed glass or plastic containers.

     Quantum was acquired by InVision in 1997 in a pooling of interests transaction. Quantum is located in San Diego, California.


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

     THE EVOLUTION OF EXPLOSIVE DETECTION TECHNOLOGIES. In the 1970's, in response to hijackings, airports worldwide began to install x-ray systems to screen carry-on baggage for weapons such as guns and knives. In response to the implementation of this technology, terrorists in some cases adopted the tactic of airline bombings. The effort to develop automated explosive detection capabilities was first established in the late 1970's by the FAA and was predicated on the application of conventional x-ray technology. However, until the advent of certified explosive detection systems in 1994, the Company believes that EDS technology remained largely inadequate. Following the bombing of Pan American Flight 103 over Lockerbie, Scotland in December 1988, certain European countries hastened to implement explosive detection capabilities based upon then-existing technologies. In order to placate immediate public safety concerns, these conventional systems were designed to process 100% of checked baggage. However, these conventional systems were and continue to remain deficient in that they are unable to reliably detect and identify all of the types and amounts of explosives determined by the FAA to be a threat to civil aviation.

     Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection. These systems include CT, dual energy x-ray, QR and trace detection. CT technology uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly know as "slices," of the density distribution of the object's cross section and compares parameters derived from the analysis of the density images to a database of explosives characteristics. Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies to determine if any of the contents have the physical characteristics of explosive materials. QR is an electromagnetic field based detection system which examines volume without imaging by using radio frequencies to detect the chemical make-up of an object. Trace detection equipment, known as "sniffers," detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection. The only explosive detection system to be certified by the FAA is InVision's CTX 5000 Series, which is based on CT technology.

     THE EMERGENCE OF WORLDWIDE STANDARDS AND FAA CERTIFICATION. Throughout the history of civil aviation, the FAA has been a leader in setting the standards for aviation security worldwide. In the 1970's, the FAA first established standards for worldwide security by setting guidelines for screening of carry-on baggage for guns and knives. These standards were subsequently mandated by the United Nations for adoption by all of its member states, leading to the installation of over 7,000 detection systems worldwide. Following the December

1988 bombing of Pan American Flight 103, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"), in response to which the FAA increased research and development funding for advanced explosives detection technology. To date the FAA has spent over $150 million on such activities.

     In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect under realistic air carrier operating conditions the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft. To do so, the FAA contracted with the National Academy of Sciences to establish a scientifically valid protocol for certification. The FAA also consulted with a variety of public agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The result of this collaboration was the establishment of a detection protocol which focuses on (i) the categories of explosive substances to be detected, (ii) the probability of detection by explosive category, (iii) the minimum quantity of explosive that must be detectable, (iv) the number of bags processed per hour, and (v) the maximum acceptable false alarm rates. To date only one explosive detection system, InVision's CTX 5000 Series, has met the requirements of the protocol and has been certified by the FAA. In order to meet the throughput criteria established in the FAA protocol, the CTX 5000 Series has been certified with two units operating in parallel.

     IMPLEMENTATION OF MULTI-LEVEL SCREENING PROCESSES. As the capabilities of EDS technology have evolved and worldwide detection standards have become more pervasive, certain airports around the world have sought to augment their detection capabilities by implementing various multi-level screening processes. To date, two distinct processes have become most prevalent: a system first implemented by the BAA (the "BAA Approach"); and a system endorsed by the FAA (the "FAA Approach"). Prior to the development of certified detection technology and in recognition of the deficiencies of existing x-ray technology in providing comprehensive detection, certain European airports adopted the BAA Approach, which consists of the use of several explosive detection systems operating in series in order to attempt to increase detection rates while maintaining throughput rates.

     The FAA Approach was developed following the advent of certified detection technology. Currently, the FAA Approach is comprised of a process of passenger "profiling" combined with the use of certified EDS equipment for the detection of explosives in baggage deemed to be high risk. Profiling involves an initial determination of whether a particular passenger represents a high threat based on certain decision criteria which are believed to be reasonable predictors of risk. Based on this determination, a passenger's baggage may undergo a higher level of investigation, which will in most cases involve the baggage being screened with the use of certified EDS equipment. In contrast to the BAA Approach, in which the effectiveness of the entire detection process is dependent on technologies with greater emphasis on throughput than detection, the FAA Approach is predicated on the use of high-detection technology and is focused on the ability to accurately and effectively detect explosives and to identify individuals believed to pose the greatest threat to civil aviation. The Company believes that the FAA Approach, as it is currently being implemented at major airports throughout the United States, will prove to be the more effective process in reducing the dangers associated with the use of explosives against civil aviation.

     THE GORE COMMISSION. In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton announced the formation of the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission concluded that "the threat against civil aviation is changing and growing, and that the federal government must lead the fight against it" and recommended that "the federal government commit greater resources to improving aviation security." The Gore Commission released its initial report in October 1996, and in October 1996 the United States enacted legislation which included a $144 million appropriation for fiscal 1997 for the deployment of explosives detection systems and other advanced security equipment for use by air carriers and airport authorities. Of this amount, $52.2 million, or 36.2%, was allocated to the purchase of certified CT technology. Although no money was appropriated for the development of additional explosive detection systems in fiscal 1998, the President's proposed budget for fiscal 1999 (which begins in September 1998) contains $100 million for the purchase of additional systems. This amount has not yet been approved by Congress or allocated among the various manufacturers of EDS.

THE INVISION TECHNOLOGY ADVANTAGE

     CT TECHNOLOGY

     The Company believes that the CTX 5000 Series is the only EDS presently capable of reliably detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 Series is superior to competing systems by virtue of its advanced detection technology.

     The Company's CTX 5000 Series employs CT technology which was pioneered in the medical field in the 1970's and enhanced for use in explosive detection by the Company's engineers in the 1990's. As its principal detection vehicle, the CTX 5000 Series uses a source of x-rays rotating around an object to create two-dimensional images of the density distribution of the object's cross section. These cross-sectional images are commonly known as "slices." The CTX 5000 Series is capable of measuring data from several contiguous slices of an object in order to capture the 3-dimensional characteristics of an object. The data gathered from the slices is used to measure the physical characteristics of objects by determining their linear attenuation coefficients (density), morphology (shape), and granularity (uniformity). Once measured, each characteristic is automatically compared, using sophisticated image processing algorithms, to a database of characteristics of compounds used in explosive devices in order to assess the threat. If an object is determined to contain the characteristics of an explosive, additional slices of the object are collected in order to determine the mass discriminates (quantity) of the threat. At this stage, potential threats which cannot be cleared automatically by the CTX 5000 Series are submitted to an operator for threat resolution. The operator is also presented with information regarding the presence of detonators, power sources, proximity charges, metallic objects and other characteristics of a potential bomb, and the suspicious objects are highlighted in different colors.

     The Company believes that there are three important technical characteristics which lead to the superiority of the CTX 5000 Series over systems of the Company's primary competitors, which are based on dual energy technology. These characteristics are:

     DATA QUALITY AND QUANTITY. Dual energy x-ray systems collect data from one or two views of an object to determine the atomic number of materials encountered during the scan. CT technology, with approximately 500 views per slice, yields more data and is capable of measuring the density of an object. While explosives have well defined density ranges which are generally distinct from those of the contents of checked baggage, certain classes of explosives have atomic numbers which are similar to those of many materials found in checked baggage. As a result, the CTX 5000 Series is better able to distinguish between explosives and the benign contents of checked baggage, resulting in higher detection and lower false alarm rates.

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

     ADVANCED THREAT RESOLUTION. Threat resolution refers to the process following an alarm of determining whether checked baggage is safe or contains a threat. Once an alarm occurs, the CTX 5000 Series presents its operators with images and threat analysis tools that are unavailable in dual energy systems. For example, the CTX 5000 Series simultaneously provides operators with both x-ray images and CT images on separate screens. These data are cross-referenced with each other to give the operator an overall image of a suitcase and detailed CT information relating to the contents, and in particular relating to the potential threat. In addition to the images, the CTX 5000 Series provides an abundance of tools and data, designed to allow operators to determine whether a bag is a threat requiring further action or is safe to clear to the plane. One of these tools is the ability to take additional slices to provide more data and focus in on the threat. In contrast, dual energy x-ray systems display a single x-ray image of a potential threat and have a limited ability to provide additional information to an operator who suspects that an explosive is present.

     InVision believes that the strengths of the CTX 5000 Series with respect to these three important technical characteristics were central to the CTX 5000 Series meeting the stringent FAA standards for certification and to gaining operational acceptance by the commercial aviation industry. In addition, InVision believes that the limitations of competing technologies with respect to these important characteristics will limit these technologies' ability to attain the high detection and low false alarm rates necessary to obtain FAA certification. However, there can be no assurance that future technological innovations will not enable competing technologies to overcome these limitations. As the only EDS to be certified by the FAA, the Company believes its CTX 5000 Series is well positioned to be the cornerstone of the advanced explosive detection process being promoted by the FAA for implementation at airports around the world.

     QR TECHNOLOGY

     QR technology has a high detection rate for selected types of explosives combined with one of the lowest false alarm rates for any type of technology. In particular, QR technology has significant detection capabilities for identifying components typically found in sheet explosive, which has been the most difficult type of explosive to detect, as well as a military and plastic explosives. Quadrupole resonance analysis is related to magnetic resonance imaging ("MRI") technology commonly used in hospitals, but without a large and expensive magnet. The characteristic signal emitted by each type of explosive is unique and easily distinguished from harmless materials. Different molecules have different resonance frequencies, even if they contain the same atoms. QR directly measures the presence of the specific target material, by identifying the explosive's characteristic signals. This method is more accurate than other bulk detection systems which predict the explosives presence by measuring object density or atomic number. These capabilities can create a stand alone product for certain applications, such as the carry-on baggage scanner the Company already offers through its subsidiary, Quantum (the QSCAN-160), but also provide advantages when combined with x-ray or CT explosive detection technologies. The Company believes that systems combining these technologies based on different physical principles will be more robust and more difficult to defeat than single technology systems.

GROWTH STRATEGY

     The Company's objective is to be the leading provider of explosive detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of the Company's growth strategy are to:

     ENHANCE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological capabilities provide it with a significant competitive advantage. Accordingly, the Company considers research and development to be a vital part of its operating discipline, and continues to make substantial investments to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software. Among the Company's priorities in enhancing its technological capabilities are to increase throughput rates while maintaining certified detection capability and to increase threat resolution capabilities. The Company is looking to QR technology with its increased ability to detect certain types of explosives and its lower false alarm rate as one way to achieve these goals. The Company has also sought to continue to improve upon its original CT technology by developing the new CTX 5500, the first major upgrade to the CTX 5000, which is anticipated to be shipped in 1998. See "--Product Development." In 1997, 1996 and 1995, the Company spent $15.9 million, $7.7 million and $5.3 million (before development contract offsets), respectively, for research and development to improve the Company's technology.

     EXPAND SALES AND MARKETING CAPABILITIES. The Company believes that its sales and marketing capability is vital to achieving high levels of market penetration for its systems. The objectives of the Company's sales force include promoting broader acceptance for EDS technology worldwide and emphasizing the importance of high detection rate EDS technology. Because sales cycles for the CTX 5000 Series can be lengthy, the Company's sales and marketing efforts are focused on developing and maintaining close working relationships with key management personnel at regulatory authorities, airports and airport authorities worldwide. As the market for certified explosive detection technology expands, the Company intends to supplement its sales and marketing capability by adding sales personnel in the U.S. and in Asia, enhancing customer support capabilities in Europe through the addition of systems integration expertise, and continuing to educate governmental entities worldwide about the benefits of certified detection and the advantages of the CTX 5000 Series.

     LEVERAGE TECHNOLOGY EXPERTISE TO ENTER NEW MARKETS FOR DETECTION. The Company believes that installations of advanced automated explosive detection systems at airports will accelerate the adoption of this technology for additional aviation applications such as screening of carry-on baggage and trailer-mounted mobile units for inspections at remote location, as well as for other security applications, including the detection of drugs, the protection of government and private facilities, and the screening of mail. Since the amount of government money spent in drug interdiction efforts far surpasses the amount spent for the development of EDS technology, the Company believes that drug detection applications afford significant market opportunities for the application of InVision's certified detection technology. The Company believes that its leadership in high detection technology will be a competitive advantage as these markets develop. With the acquisition of Quantum, the Company has also added powerful new tools to its detection capabilities for potential applications such as postal, customs and cargo inspection as well as airport security. QR technology can detect currency, narcotics and other contraband in addition to explosives and Quantum already has developed several products, in the prototype stage, including devices to inspect carry-on luggage and cargo at airports and customs facilities, a small scanner to detect explosives and illegal drugs in the mail and other small packages, and an advanced system for the detection of liquid explosives and flammables in sealed glass or plastic containers.

     PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. From time to time the Company reviews strategic relationship opportunities, including potential acquisitions, that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. The Company believes that the CTX 5000 Series is suited to the integration of applications which are direct extensions of its strength in explosive detection technology. Pursuant to this strategy, the Company has entered a strategic relationship with EG&G Astrophysics for the development of an explosive detection system based upon a combination of the CTX 5000 Series and EG&G's x-ray scanning technology. In addition, the Company acquired Quantum in September 1997 to gain access to QR technology, the application of which when applied to the explosive detection field, either in a stand alone system or in combination with x-ray or CT, is still largely in the development stage, but offers increased ability to detect certain types of explosives and a lower false alarm rate.

PRODUCT DEVELOPMENT

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software. In particular, the Company recognizes the need to improve certain of its system capabilities, specifically related to throughput and gantry size, in order to accommodate the breadth of market potential for EDS technology. At December 31, 1997 the Company had 103 full-time employees engaged in research and development activities, and also was using the services of approximately 20 specialized contract employees and consultants in this area.

     InVision's development efforts under the current FAA research grant are primarily focused on increasing the speed (throughput) and decreasing the manufacturing cost of the CTX 5000. InVision is also developing, in conjunction with the FAA, improvements to the user-interface, inspection algorithms, and operator on-line testing techniques. The first new product resulting from these efforts is the CTX 5500, now in production. This new system, which will also be available in upgrade-kit form to allow customers to convert their existing CTX 5000 units, will offer increased throughput and several other enhancements requested by customers. It relies on a concept called Dynamic Screening,-TM- which continuously monitors bag flow through an airport's conveyor system and the security status of each bag. The CTX 5500 then uses this information to adapt its screening to meet the specific threat and the demands of the airport. It also uses faster computers, enhanced software and an improved operator interface which includes the ability to test operators while they work. See "--Competition" and "--Business Risks--No Assurance of Continued Certification; Risk of Certification of Competing Technologies; Risk of Changing Standards."

     In the EDS field Quantum is currently working to develop a product which will combine QR and x-ray technologies into a more powerful detection device than either technology offers alone by providing the ability to detect a wider range of explosives with more reliability than x-ray but with an ability to see images to assist with threat resolution that QR technology alone does not offer. This project is in an early stage of development.

     In addition to EDS research and development, Quantum is also a leading supplier of research and development services in the areas of electromagnetic sensing and detection technologies to a number of government and quasi-government agencies. Since 1994, Quantum has completed over 100 research and development programs for various federal government agencies and private companies, establishing itself as a leading developer of novel applications for electromagnetic sensing while developing substantial proprietary know-how and patented technology. As part of these programs, Quantum has formed research and development collaborations, totaling approximately $21 million, with over 20 leading academic institutions and research groups world-wide. Quantum continues to perform contract research and development services in order to stay at the technical forefront of the industry and to augment its product development. As of December 31, 1997 Quantum had a backlog of approximately $6.2 million in development contracts.

    During the years ended December 31, 1997, 1996 and 1995, respectively, the Company spent $15.9 million, $7.7 million and $5.3 million on research and development activities, of which $8.5 million, $4.9 million and $3.1 million, respectively, was funded by the FAA and other agencies under development contracts and grants. In order to fulfill the objectives of its growth strategy, the Company intends to continue to invest heavily in product development.

CUSTOMERS

     In order to capitalize on the global opportunity for deployment of explosive detection technology for civil aviation, the Company currently focuses on three important markets: (i) installations at high profile U.S. airports,
(ii) installations at new airports under construction worldwide and (iii) installations at international airports.

The following is a list of the airports which are employing InVision's CTX 5000 technology or have a product in the CTX 5000 Series on order as of December 31, 1997:

          AIRPORT                            LOCATION                           OPERATED BY
John F. Kennedy International (1 unit)       New York, New York                 El Al Israel Airlines
Hartsfield International (2 units)           Atlanta, Georgia                   Delta Airlines
San Francisco International (1 unit)         San Francisco, California          United Airlines
Heathrow and Gatwick(4 units)(3 UNITS)       London, England                    British Airport Authority
Manchester International (12 units)          Manchester, England                Manchester Airport
Brussels National (1 unit)                   Brussels, Belgium                  Brussels Airport
Schiphol Amsterdam Airport (2 units)         Amsterdam (Netherlands)            Amsterdam Airport
Narita International (1 unit)                Tokyo, Japan                       A distributor
Ben Gurion International (6 units)           Tel Aviv, Israel                   Israel Airports Authority
Nino Aquino International (2 units)          Manila, Philippines                Northwest Airlines
King Khaled International (1 unit)           Riyadh, Saudi Arabia               A distributor
Subang Kuala Lumpur International(6 units)   Kuala Lumpur, Malaysia             Kuala Lumpur Airport
Chiang Kai Shek (1 unit)                     Taiwan                             A distributor
Chek Lapkok (2 units)(2 UNITS)               Hong Kong                          Hong Kong Airport Authority
Various (2 units)(1 UNIT)                    Various                            El Al Israel Airlines
French Airports (8 units) (4 UNITS) (1)      France                             Direction Generale de L'Aviation
                                                                                Civile
U.S. Airports (32 units) (22 UNITS) (1)(2)   United States                      Various U.S. Airlines

CAPITALIZED ITEMS DENOTE NUMBER OF UNITS ON ORDER BUT NOT YET SHIPPED.

(1) For security reasons, the locations remain undisclosed.

(2) Under the FAA Contract

     In December 1996, as an extension of legislation enacted upon the recommendation of the Gore Commission, the Company received a $52.2 million order for 54 CTX 5000 systems from the FAA. Under the terms of the FAA contract as revised by the FAA, these systems are to be installed during 1997 and 1998 at the United States' busiest airports. As of December 31, 1997, 32 of these systems have been shipped. For reasons of security, the FAA will not divulge the deployment schedule or locations of the systems at this time.
The FAA may cancel this contract at any time and for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contract. In addition, the government has the option to purchase up to 46 additional systems for 1998, bringing the total purchase price under such contract, if such option is fully exercised, to $110.9 million. To date, this option has not been exercised and additional funds for this purpose have not been authorized by Congress. See "--Industry Background--The Gore Commission".

     The Company believes that customer service and support are critical to its success and has committed significant resources to these functions. Accordingly, the Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. InVision's service organization includes customer service engineers, product application specialists, operator training engineers and technical support engineers. As of December 31, 1997 InVision had 27 individuals employed in customer service and support roles. InVision typically hires and trains its own support staff throughout the world rather than relying on third-party maintenance services. In addition to providing generally a one year parts and service warranty, InVision offers fee-based primary and back-up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, under full service contracts, periodic software releases.

     The Company believes that operator qualification and training is as important to the explosives detection process as the CTX 5000 Series' automated detection process. In this regard, the Company has developed and provides in depth operator training and testing as a critical component of each sale and installation. See "--Business Risks--Limited Field Operations; Dependence on Operator Performance."

     Quantum's products are still primarily in the prototype stage with the first order for two QSCAN advanced technology systems to be delivered to the FAA in 1998 for deployment in undisclosed locations.

SALES AND MARKETING

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 1997, the Company employed a total of 15 people in sales and marketing. In North America, the Company markets its CTX 5000 Series primarily through direct sales personnel, which as of December 31, 1997 consisted of four individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of December 31, 1997, the Company had three direct international sales personnel broadly covering Europe, Asia, and the Middle East (including one dedicated to the sale of Quantum's QSCAN systems) and additional authorized agents representing the Company in specific countries. For sales through its authorized agents and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms. During the fiscal years ended December 31, 1997, 1996 and 1995, international sales represented 43.0%, 76.2% and 89.2%, respectively, of the Company's revenues. See "--Business Risks--International Business; Risk of Change in Foreign Regulations; Fluctuation in Exchange Rates."

     Support for the direct and indirect sales representatives is provided by product application specialists who assist in pre- and post-sale support. Such support includes assistance in designing customer configurations, educating customers on the system and technology and supporting the implementation and integration process. In addition, the Company provides its sales representatives with training, promotional literature, a multi-media presentation, videos and competitive analysis.

     The selling process often involves a team comprised of individuals from sales, marketing, engineering, customer service and support, and senior management. The team frequently engages in a multi-level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and or conveyor integrators, individual airlines and airline operating committees. The combination of the high average selling prices, the time needed for various agencies to secure funding for systems and the negotiation and execution of actual contracts leads to a typical sales cycle lasting from six to twelve months, or more, from initial contact with a customer. Often, local government regulators become involved in the sales decision process or provide funds for the purchase. For repeat orders from existing customers, the Company can often expedite the sales cycle by utilizing existing contracts and contract extensions and thereby avoid lengthy procurement processes. See "--Business Risks--Dependence on Large Orders; Customer Concentrations; Lengthy Sales Cycle" and "--Public Agency Contract and Budget Considerations."

BACKLOG

     The Company measures its backlog of system revenues as orders for which contracts or purchase orders have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders which are scheduled for delivery within the next 18 months. The Company typically ships its products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At December 31, 1997, the Company's system revenues backlog was approximately $32 million.

     A majority of the Company's backlog as of December 31, 1997 is expected to be shipped during the next six months. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

MANUFACTURING

     The Company seeks to focus its manufacturing resources on activities which emphasize the Company's core competencies and distinctive value. The Company's manufacturing operations consist primarily of: materials management; assembly, test and quality control of parts and components subassemblies; and final system testing. Using the Company's designs and specifications, subcontractors assemble mechanical and electrical sub-components. The Company performs final assembly and test of systems, including configuration to customers orders and testing with current release software, prior to shipment. The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and testing. In addition, because quality and reliability over the life of the Company's products are vital to customer satisfaction and repeat purchases, the Company believes its quality assurance program to be a key component of its business strategy.

     The Company generally purchases major contracted assemblies from single source suppliers in order to ensure high quality, prompt delivery and low cost. The Company reviews its single source procurements on a case by case basis and began to qualify second sources for certain contracted assemblies in 1996. The Company purchases components, materials and electro-mechanical subsystems from single source suppliers pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers. Although to date the Company has not experienced any significant delays in obtaining any of its single source assemblies, there can be no assurance that the Company will not face shortages of one or more of these systems in the future. See "--Business Risks--Dependence on Suppliers."

     The Company outsources certain manufacturing processes, including standard and build-to-print fabricated parts such as mechanical sub-assemblies, sheet metal fabrication, cables and assembled printed circuit boards. This strategy enables the Company to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and timing of new product introductions, all of which the Company believes are critical to exceeding customer expectations.

COMPETITION

     The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the EDS market and as the Company develops additional capabilities and enhancements for the CTX 5000 Series and new applications for its certified technology. Historically, the principal competitors in the market for explosive detection systems have been the Company, Vivid Technologies, Inc., EG&G Astrophysics, Heimann Systems GmbH, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides EDS solutions and products for use in the inspection of checked luggage, although to date only the Company's CTX 5000 Series has been certified by the FAA. The Company is aware of certain major corporations competing in other markets that intend to enter the EDS market. In particular, in January 1996 Lockheed Martin Corporation received a grant in the amount of approximately $8.5 million from the FAA for the design and development of a certified CT-based EDS over a two-year period, which it transferred to its newly-formed spin-out, L-3 Communications Corporation ("L-3"), in May 1997. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions for EDS products, which could have a material adverse effect on the Company's business, financial condition or results of operations. Each of the Company's competitors may have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or with new entrants to the EDS market.

     The Company believes that its ability to compete in the EDS market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked baggage. Although the Company believes that the CTX 5000 Series is superior to its competitors' products in its explosive detection capability and accuracy, the CTX 5000 Series must also compete on the basis of price, throughput, the ability to handle all sizes of baggage, and the ease of integration into existing baggage handling systems. Certain of the Company's competitors may have an advantage over the Company's existing technology with respect to these factors. Currently, the CTX 5000 Series has an average selling price of approximately $1.0 million, compared to substantially lower prices for systems offered by the Company's competitors; has a throughput rate of approximately 300 bags per hour ("bph") (up to 400 bph for the CTX 5500), compared to rates claimed to exceed 1,000 bph by certain of the Company's competitors; has a gantry size which limits the ability of the unit to accept all sizes of baggage; and requires that the baggage remain still while being scanned, making it difficult to integrate into the continuously moving baggage handling systems found in most airports. There can be no assurance that the Company will be successful in convincing potential customers that the CTX 5000 Series is superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for the Company's system. Further, there can be no assurance that the Company will be able to enhance the CTX 5000 Series to better compete on the basis of cost, throughput, accommodation of baggage size and ease of integration, or that the Company will otherwise be able to compete successfully with existing or new competitors. The failure of the Company to develop such enhancements or otherwise successfully compete in the EDS market for any of the above reasons would have a material adverse effect on the Company's business, financial condition or results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's performance depends in part upon its proprietary technology. In the United States, InVision relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of the CTX 5000 Series and InVision's CT technology. There can be no assurance, however, that InVision could enforce such patents, trade secrets or copyrights. InVision has two United States patents for automatic concealed object detection systems using a pre-scan stage which expire in the years 2010 and 2011 (the "Patents"). There can be no assurance that the Patents would be effective in preventing CT-based competition. In accordance with certain

Federal Acquisition Regulations included in InVision's development contract, dated September 27, 1991, with the FAA (the "FAA R&D Contract"), the United States Government has rights to use certain of InVision's proprietary technology developed after the award of the FAA R&D Contract and funded by the FAA R&D Contract. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using InVision's CT technology. In the event that the U.S. Government were to exercise these rights, InVision's exclusivity in supplying the U.S. Government with certified CT-based explosive detection systems could be materially adversely affected.

    Outside the United States, the time period for filing foreign counterparts of the Patents has expired, and InVision has not sought or obtained patent protection (except to the extent of licenses held under patents owned by Imatron Inc. ("Imatron") and has relied to date primarily on software copyrights and trade secrets for the protection of its proprietary technology. The absence of a foreign counterparts to the Patents could adversely affect the InVision's ability to prevent a competitor from using technology similar to technology used in the CTX 5000 Series.

     InVision also holds an exclusive, worldwide, perpetual and fully-paid license from Imatron (obtained in connection with the formation of InVision) under Imatron's patents and know-how to develop, manufacture and sell (a) systems for the inspection of mail, freight, parcels and baggage, and (b) compact medical scanner products for military field applications based on a different type of CT technology than is currently incorporated in the Company's CTX 5000 Series. InVision, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully-paid license under InVision's Patents or future patents and know-how to permit Imatron to utilize such technology in medical scanner products (other than compact medical scanner products for military field applications). Imatron is a manufacturer of medical scanning systems and holds a portfolio of CT patents.

     In the United States, Quantum relies upon licenses, patents, copyrights and trade secrets, held by Quantum for the protection of the proprietary elements of its QSCAN products, other QR development stage products and its ability to obtain research and development contracts in the areas of electromagnetic sensing and detection. In connection with its QR technology, Quantum utilizes three key QR patents from the Naval Research Laboratory and has been granted a ten-year exclusive license, with seven years remaining, to commercialize the technology. Additionally, Quantum has been granted several key patents, with additional patents pending, and has developed a significant amount of know-how in the magnetic sensing and detection areas. These patents and know-how enable field deployable security systems to be designed and cost-effectively manufactured. The intellectual property and proprietary rights held by Quantum are subject to the same risks and uncertainties as those held directly by InVision, as described above.

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

     Although the Company believes that its intellectual property rights are valuable, the Company also believes that because of the rapid pace of technological change in the industry, factors such as innovative skills, technical expertise, the ability to adapt quickly to new technologies and evolving customer requirements, product support, and customer relations are of greater competitive significance.

EMPLOYEES

     As of December 31, 1997, InVision directly employed 194 people, of whom 64 were primarily engaged in research and development activities, 44 in marketing and sales, customer support and field service, 55 in manufacturing and 31 in administration and finance. In addition, InVision utilized the services of 33 full-time consultants and temporary employees in 1997. Quantum employed 54 people, primarily in research and development, and utilized the services of 13 full-time consultants and temporary employees during the same period. Management believes that InVision's and Quantum's relationships with their employees are good.

EXECUTIVE OFFICERS

     The following sets forth certain information regarding the Company's executive officers as of January 3, 1998:

    NAME                 AGE                 POSITION
    ----                 ---                 --------
Dr. Sergio Magistri      44        President, Chief Executive Officer and
                                   Director
Curtis P. DiSibio        41        Senior Vice President, Finance and
                                   Administration and Chief Financial Officer
David M. Pillor          43        Senior Vice President, Sales and Marketing
Horst Bruening           49        Vice President, Engineering

     DR. SERGIO MAGISTRI has served as President, Chief Executive Officer and Director of InVision since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies, including FI.M.A.I. Holding, S.A. As a consultant to FI.M.A.I., Dr. Magistri was involved in the formation of InVision and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron Inc. ("Imatron"), a CT medical scanner company, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

     CURTIS P. DISIBIO has served as Vice President, Finance and Administration of InVision since April 1991 (Senior Vice President since August 1997) and Chief Financial Officer since March 1993. From 1980 to 1986, Mr. DiSibio worked in public accounting. In 1986 Mr. DiSibio served as controller of Trilogy Systems Corporation ("Trilogy"), a development stage mainframe computer company, and was involved in the sale of Trilogy's operations to Digital Equipment Corporation. From 1987 to 1990, Mr. DiSibio held various positions including Treasurer and Chief Financial Officer of ELXSI Corporation, a publicly traded mini-super computer company which Trilogy had acquired. Mr. DiSibio received a Masters degree in Business Administration degree from Santa Clara University.

     DAVID M. PILLOR joined InVision in July 1994 as Vice President, Sales and Marketing, and has served as Senior Vice President, Sales and Marketing since November 1995. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a Bachelor of Science degree in Chemistry from the University of Maryland.

     HORST BRUENING joined InVision in December 1997 as Vice President, Engineering. From 1991 to 1995, on behalf of Siemens A.G., Medical Engineering Group, a German company, Dr. Bruening managed a joint development project between Siemens and Imatron. From 1995 to July 1997, Dr. Bruening was Vice President for Angiography and X-ray at Seimens and was Vice President of Research and Development from July to October, 1997. Dr. Bruening holds a doctorate in physics for experimental work with electromagnetic radiation detection from the University of Freiburg in Germany.

BUSINESS RISKS

IN ADDITION TO THE RISKS SET FORTH IN "--COMPETITION," "--INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS" AND THE OTHER PORTIONS OF THIS "ITEM 1. BUSINESS," AN INVESTMENT IN THE COMPANY HAS THESE ADDITIONAL RISKS:

     HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter of 1995. The Company has experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of December 31, 1997, the Company had an accumulated deficit of approximately $17.6 million. Although the Company has recently been profitable on a quarterly and annual basis, there can be no assurance that the Company will maintain profitability on a quarterly and annual basis. The Company significantly expanded its manufacturing, research and development, sales and marketing, and administrative capabilities in 1997 to meet the increased demand for its product. The increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's business, financial condition or results of operations if revenues do not increase at an equal or greater rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     SINGLE PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE. The CTX 5000 Series currently is the only product line offered by the Company and the Company derives substantially all of its revenues from the sale of CTX 5000 Series units. The Company's orders to date have been received from a limited number of customers and the substantial majority of these have been from a single customer, the FAA. The commercial success of the CTX 5000 Series will depend upon its acceptance by domestic and international airports, government agencies and airlines as a useful and cost-effective alternative to less expensive, higher throughput (i.e. bags per hour) competing products employing different technologies. The large capital commitment (approximately $1.0 million each) required to purchase units in the CTX 5000 Series may limit the marketability of the CTX 5000 Series. In addition, the Company's failure to compete successfully with respect to throughput, the ability to scan all sizes of baggage, the ease of integration of the CTX 5000 Series into existing baggage handling systems and other factors could delay, limit or prevent market acceptance of the CTX 5000 Series. Moreover, the market for EDS technology is largely undeveloped, and the Company believes that the overall demand for EDS technology will depend significantly upon public perception of the risk of terrorist attacks. There can be no assurance that the public will perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue EDS technology. As a result, there can be no assurance the Company will be able to achieve market penetration, revenue growth or profitability. See "--Competition" and "--Industry Background."

     FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX 5000 Series by InVision or introduction of new products by it or its competitors; changes in pricing policies by InVision, its competitors or suppliers, including possible decreases in average selling prices of the CTX 5000 Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the CTX 5000 Series; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX 5000 Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX 5000 Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

     DEPENDENCE ON SUPPLIERS. Certain key components used in the Company's products have been designed by the Company to its specifications and are currently available only from one or a limited number of suppliers.

The Company currently does not have long-term agreements with these suppliers. Moreover, in view of the high cost of many of these components, the Company does not maintain significant inventories of some necessary components. If the Company's suppliers were to experience financial, operational, production or quality assurance difficulties, the supply of components to the Company would be reduced or interrupted. In the event that a supplier were to cease operations, discontinue a product or withhold supply for any reason, the Company may be unable to acquire such product from alternative sources within a reasonable period of time. The Company also uses a variety of independent third party manufacturers and subassemblers. The inability of the Company to develop alternative sources for single or sole source components, to find alternative third party manufacturers or subassemblers, or to obtain sufficient quantities of these components could result in delays or interruptions in product shipments, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. During the year ended December 31, 1997, approximately $50.2 million, or 89.0%, of the Company's revenues were generated from sales to the Company's five largest customers. During the year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 54 CTX 5000 systems, is with the FAA. There can be no assurance that such funding or sales will continue in the future. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the Common Stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition or results of operations. See "--Industry Background--The Gore Commission."

     The Company's revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows and hire additional technical expertise in addition to procuring the CTX 5000 Series, all of which involve a significant capital commitment as well as significant future support costs. The sales cycle of the CTX 5000 Series is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture the CTX 5000 Series and install and assimilate the CTX 5000 Series. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 Series as the customer site is prepared and the CTX 5000 Series is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue. See "--Fluctuations in Operating Results," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     PUBLIC AGENCY CONTRACT AND BUDGET CONSIDERATIONS. Substantially all of InVision's customers and a high percentage of Quantum's research and development customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending. A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders. See "--Sales and Marketing."

     LIMITED FIELD OPERATIONS; DEPENDENCE ON OPERATOR PERFORMANCE. As of December 31, 1997, 84 CTX 5000 systems had been shipped to 22 airports in twelve countries around the world. A majority of these units were installed since January 1997, and the Company's customers have only limited experience with the operation of the CTX 5000 in high-volume airport operations. Many of the factors necessary to make the overall baggage scanning system a success, such as the CTX 5000's integration with the baggage handling system, ongoing system maintenance and the performance of operators, are beyond the control of the Company. In particular, once the CTX 5000 identifies a threat, the operator must make a determination whether the threat is actual or a false alarm and, therefore, whether or not to allow the bag to continue onto the aircraft. Unsatisfactory performance of operators can lead to reduced efficacy of the CTX 5000 Series. The failure of the CTX 5000 Series to perform successfully in deployments, whether due to the limited experience of the Company's customers with the CTX 5000 Series, operator error or any other reason, may have an adverse effect on the market's perception of the efficacy of the CTX 5000 Series, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

     MANAGEMENT OF GROWTH. As of December 31, 1997, the Company had produced a total of 84 CTX 5000 systems and had not sustained then current production levels for any significant period of time. As a result of the FAA's order of 54 CTX 5000 systems, the Company substantially increased its rate of manufacture of the CTX 5000 in 1997, which has placed significant demands on the Company's management, working capital and financial and management control systems. Failure to continue to upgrade the Company's operating, management and financial control systems when necessary, or difficulties encountered during such upgrades, could have a material adverse effect on the Company's business, financial condition or results of operations. The continued success of the increase in production capability will depend in part upon the Company's ability to continue to improve and expand its engineering and technical resources and to attract, retain and motivate key personnel. The failure of the Company to maintain such production capability or to increase its revenues sufficiently to compensate for the increase in operating expenses resulting from the recent or any future expansion would have a material adverse effect on the Company's business, financial condition or results of operations. To accommodate the recent increase in the manufacturing rate, the Company has entered into a lease for a new, substantially larger, manufacturing facility. The operations of this new facility also requires the Company to incur substantially larger fixed costs than it has experienced in the past. Failure of the FAA to perform under the December 1996 purchase contract, or failure to maintain an order rate sufficient to fully utilize this new manufacturing facility each could have a material adverse effect on the Company's business, financial condition or results of operations. See "--Industry Background--The Gore Commission," "--Manufacturing" and "Item 2. Properties."

     NO ASSURANCE OF CONTINUED CERTIFICATION; RISK OF CERTIFICATION OF COMPETING TECHNOLOGIES; RISK OF CHANGING STANDARDS. The FAA has the responsibility for setting and maintaining performance standards for explosive detection systems for all U.S. airlines, both in the United States and abroad. The FAA Final Criteria for Certification of EDS, published in September 1993, requires, among other things, a throughput of 450 bph for an explosive detection system. The Company's CTX 5000 currently has been tested by the FAA at less than 450 bph and therefore has not been certified as a single unit. The CTX 5000, when combined in a system consisting of two units, was certified by the FAA in 1994. To date no other EDS has been certified by the FAA, although the CTX 5500 is awaiting certification. There currently is no requirement that U.S. airlines or airports (or international airlines or airports) deploy FAA-certified explosive detection systems or that U.S. airlines or airports (or most international airlines or airports) deploy explosive detection systems at all. Should the standards be lowered, resulting in other lower priced or higher throughput explosive detection systems becoming certified, or should other competitive systems otherwise become certified, the Company would lose a significant competitive advantage. Under such circumstances, there can be no assurance that the Company's product would be able to compete successfully with these systems. Accordingly, the certification by the FAA of any competing EDS could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, should the FAA increase its certification standards, there can be no assurance that the CTX 5000 Series would meet such standards. See "--Industry Background." The Company intends to continue to modify the CTX 5000 Series in an effort to make throughput enhancements, cost reductions and other modifications to the CTX 5000 Series based upon the availability of adequate funds. Any such modifications, including the planned addition of QR technology to the system, or updated versions of the CTX 5000 may require FAA approval in order to retain certification or may require re-certification. There can be no assurance that any such modifications will be approved or, if required, certified by the FAA, and the failure to gain approval or certification for such products could have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its long-term success will depend in part upon its ability to manufacture an EDS that meets or exceeds the throughput standards of the FAA Final Certification Criteria without being combined with another unit. See "--Product Development."

     COMPETITION FOR FAA GRANTS. The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. Through December 31, 1997, the Company had received $10.6 million from FAA grants and contracts, and expects to receive an additional $1.5 million for further throughput enhancement and cost reduction activities in 1998. The Company is also aware that Lockheed Martin Corporation was awarded a grant of approximately $8.5 million in January 1996 from the FAA, subsequently transferred to its spin-out, L-3, for the design and development of a CT-based EDS over a two-year period. There can be no assurance that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds. Failure by the FAA to continue to sponsor the Company's technology could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the grant to L-3 and any future grants to the Company's other competitors may improve such competitors' ability to develop and market high detection EDS technology and cause the Company's customers to delay any purchase decisions, which could have a material adverse effect on the Company's ability to market the CTX 5000 Series and on the Company's business, financial condition or results of operations. See "--Product Development."

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company in the past has received, and from time to time in the future may receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company. If the Company's product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Irrespective of the validity or success of such claims, defense of such claims could result in significant costs to the Company and the diversion of time and effort by management, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages in certain circumstances), or prevent the Company from selling its products. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. In addition, litigation may be necessary to enforce patents issued to or licensed exclusively to the Company and to protect trade secrets or know-how owned or licensed by the Company and, whether or not the Company is successful in defending such intellectual property, the Company could incur significant costs and divert considerable management and key technician time and effort with respect to the prosecution of such litigation, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. See "--Intellectual Property and Proprietary Rights."

     INTERNATIONAL BUSINESS; RISK OF CHANGE IN FOREIGN REGULATIONS; FLUCTUATION IN EXCHANGE RATES. The Company markets its products to customers outside of the United States and, accordingly, is exposed to the risks of international business operations, including unexpected changes in regulatory requirements, changes in foreign control legislation, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluation, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, and potentially negative tax consequences. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

     PRODUCT LIABILITY RISKS; RISK OF FAILURE TO DETECT EXPLOSIVES; AVAILABILITY OF INSURANCE. The Company's business exposes it to potential product liability risks which are inherent in the manufacturing and sale of explosive detection systems. There are many factors beyond the control of the Company that could lead to liability claims, such as the reliability of the customer's operators, the training of the operators after the initial installation and training period, and the maintenance of the units by the customers. For these and other reasons, including software and hardware limitations and malfunctions of the CTX 5000 Series, there can be no assurance that the systems will detect all explosives hidden in the luggage scanned. The Company does not believe that it would be liable for any such claims, but the cost of defending any such claims would be significant and any adverse determination may be in excess of the Company's insurance coverage. Moreover, the failure of the CTX 5000 Series to detect an explosive would also result in negative publicity which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. Many of the Company's customers require the Company to maintain insurance at certain levels. The Company currently has product liability insurance in the amount of $150 million. There can be no assurance that additional insurance coverage, if required by customers or otherwise, could be obtained on acceptable terms, if at all.

    UNCERTAINTY OF PRODUCT DEVELOPMENT. The Company's success will depend upon its ability to enhance its existing products, and to develop new products to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition or results of operations. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. The Company's management has limited experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

     CONCENTRATION OF OWNERSHIP; CONTROL BY MANAGEMENT. As of December 31, 1997, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), and its affiliates held approximately 21.8% of the Company's Common Stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially owned approximately 13.5% of the outstanding Common Stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of December 31, 1997. Consequently, HARAX together with the Company's directors and executive officers, acting in concert, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporate actions requiring stockholder approval. In addition, HARAX, acting alone, has the power to significantly affect matters relating to the Company's affairs and business.

     ANTI-TAKEOVER PROVISIONS. The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

    YEAR 2000 COMPLIANCE. The CTX 5000 Series contains installed computer systems and software products which are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.

    VOLATILITY OF STOCK PRICE. Since the Company's initial public offering in April 1996, the price of the Company's Common Stock has fluctuated widely, with sales on The Nasdaq Stock Market ranging from, on a post-split basis, $4.63 to $17.88. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." The market price of the shares of Common Stock, like that of the common stock of many other high technology companies, is highly volatile. The Company believes that factors such as the crash of TWA Flight 800, the Gore Commission report and the entering into of the FAA contract for 54 CTX 5000 systems have greatly affected the fluctuation in the Company's Common Stock trading price. In the future such events, as well as announcements of technological innovations or new products by the Company or its competitors and general market conditions, may have a significant effect on the market price of the Common Stock. In addition, in recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 2.   PROPERTIES.

     In March 1997, the Company entered into a lease for a new principal corporate office and manufacturing facility in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. The initial base rent under this lease is approximately $672,000 per year. InVision relocated to this new facility in October 1997. Management believes that the new facilities will be sufficient to satisfy InVision's administrative and manufacturing needs for the foreseeable future.
InVision's former manufacturing facility produced approximately five systems per month, which was the practical maximum capacity of that facility. The new facility has a capacity in excess of 15 systems per month before implementation of activities for manufacturing cycle time reduction and multiple shifts.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, the Company may be involved in litigation, including litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in the Company management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION

     On April 23, 1996, the Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "INVN". Prior to that date, there was no public market for the Common Stock. On May 15, 1997, the Company's Common Stock commenced trading on the Nasdaq National Market and ceased to trade on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low bid quotations of the the Company Common Stock as reported on the Nasdaq SmallCap Market/Nasdaq National Market giving effect to the Company's 2-for-1 stock split effected on February 7, 1997 as if the stock split had occurred on April 23, 1996. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                       THE NASDAQ
                                                      STOCK MARKET
                                                      ------------
                                                 HIGH              LOW
                                                 ----              ----
1996
-----
Second quarter (from April 23, 1996)         $   6  5/8           $ 5 5/8
Third quarter                                   17 1/16             4 5/8
Fourth quarter                                  17 5/16            10 7/8

1997
-----
First quarter                                  $ 17 5/8           $13   5/8
Second quarter                                   16 3/4            12  1/16
Third quarter                                    16 7/8            12   7/8
Fourth quarter                                   14 5/8             6 15/16

On March 20, 1998, the last sale price of the Company Common Stock on the Nasdaq National Market was $9.375 per share. On February 28, 1997 there were approximately 270 stockholders of record of the Company Common Stock.

DIVIDENDS

     The Company has never declared or paid cash dividends on its Common Stock and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations. In addition, the Company's bank credit facility prohibits the payment of dividends without the lender's consent.

RECENT SALES OF UNREGISTERED SECURITIES

     From January 1, 1997 through December 31, 1997, the Company neither sold nor issued any unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA.

                        SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth for the periods and the dates indicated certain financial data which should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. In September 1997, InVision acquired Quantum in a stock-for-stock transaction accounted for as a pooling of interests, accordingly all prior periods have been restated to include Quantum's results.

                                                                                 YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                             1993         1994         1995        1996         1997
                                                             ----         ----         ----        ----         -----
                                                                        (In thousands, except per share data)
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenues                                                 $  --        $  --     $  9,066    $  15,841    $  56,427
   Cost of revenues                                            --           --        6,777        9,736       28,027
                                                           --------     --------   ---------    ---------   ----------

 Gross profit                                                  --           --        2,289        6,105       28,400
                                                           --------     --------   ---------    ---------   ----------

 Operating expenses:
    Research and development (1)                            1,138        1,155        2,247        2,801        7,375
    Sales and marketing                                       541          812        2,182        3,800        6,130
    General and administrative                              1,487        1,556        2,307        3,768        6,193
    Acquisition costs                                          --           --           --           --          685
                                                           --------     --------   ---------    ---------   ----------
       Total operating expenses                             3,166        3,523        6,736       10,369       20,383
                                                           --------     --------   ---------    ---------   ----------

  Income (loss) from operations                            (3,166)      (3,523)      (4,447)(2)   (4,264)(2)    8,017
  Interest expense                                           (288)        (429)        (482)      (1,599)(3)     (428)
  Interest  and other income, net                               6            7           34          187          242
                                                           --------     --------   ---------    ---------   ----------
  Income (loss) before provision for income taxes          (3,448)      (3,945)      (4,895)      (5,676)       7,831
  Provision for income taxes                                   --           --           --           --        1,192
                                                           --------     --------   ---------    ---------   ----------
  Net income (loss)                                     $  (3,448)   $  (3,945)   $  (4,895)   $  (5,676)    $  6,639
                                                           --------     --------   ---------    ---------   ----------
                                                           --------     --------   ---------    ---------   ----------
  Net income (loss) per share (4):
     Basic                                              $  (28.26)   $  (25.45)   $  (19.98)    $  (0.90)     $  0.60
     Diluted                                            $  (28.26)   $  (25.45)   $  (19.98)    $  (0.90)     $  0.55
  Weighted average shares outstanding:
     Basic                                                    122          155          245        6,338       11,141
     Diluted                                                  122          155          245        6,338       12,166


                                                                                    DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                             1993         1994        1995         1996         1997
                                                             ----         ----        ----         ----         -----
                                                                                     (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments        $  250     $  2,328     $  3,715     $  2,471    $  19,190
  Working capital (deficit)                                (5,026)      (5,319)      (2,785)       6,875       31,172
  Total assets                                              2,750        5,388        9,863       16,949       57,251
  Long-term liabilities                                        --           --           95          144        1,336
  Total stockholders' equity (deficit)                     (4,185)      (4,573)      (1,619)       8,875       38,816

------------------------------
(1) Net of amounts reimbursed under development agreements with governmental and private institutions of $3.9 million, $3.3 million, $3.1 million, $4.9 million, and $8.5 million, respectively, during 1993, 1994, 1995, 1996 and 1997. See Note 5 of Notes to Consolidated Financial Statements.
(2) The Company recorded non-cash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $362,000, $494,000 and $425,000 respectively, in 1995, 1996 and 1997. See Note 8 of Notes to Consolidated Financial Statements.
(3) The Company recorded a non-cash charge resulting from amortization of a discount in connection with Warrants in the amount of $1.3 million in 1996. See Note 6 of Notes to Consolidated Financial Statements.
(4) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S CURRENT PRODUCTS AND NEW PRODUCTS IN DEVELOPMENT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCTS, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AS WELL AS THOSE DISCUSSED IN "ITEM 1--BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF.

OVERVIEW

    InVision designs, manufactures and markets an explosive detection system based on advanced CT technology. InVision was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In June 1994, InVision received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium, and since such time has received orders for a total of 120 systems, of which a total of 84 had been shipped as of December 31, 1997. For the fiscal year ended December 31, 1997, the Company had revenues of $56.4 million, and at December 31, 1997 had orders in backlog of approximately $32 million.

    On September 30, 1997, InVision acquired Quantum, a privately-held developer of explosives detection equipment based on quadrupole resonance technology. The transaction has been accounted for as a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated to include Quantum's results. Quantum is currently a development stage company with products in the prototype stage and a recent order from the FAA to supply two QSCAN-500 advanced technology systems with an option for three more units. Quantum is also a leading supplier of research and development services in the area of electromagnetic sensing and detection technologies to a number of government agencies.

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software. At December 31, 1997, the Company had 103 full-time employees engaged in research and development activities, and also was using the services of approximately 20 specialized contract employees and consultants in this area. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from development contracts. During the year ended December 31, 1997, the Company spent $15.9 million on research and development activities, of which $8.5 million was funded under development contracts and grants. To the extent that development contracts and grant receipts decline in the future, research and development expenses borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 Series primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the years ended December 31, 1997 and 1996, international sales represented 44.9% and 76.2%, respectively, of the Company's revenues.

    The sales cycle of the CTX 5000 Series is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture the CTX 5000 Series and install and assimilate the CTX 5000 Series. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 Series as the customer site is prepared and the CTX 5000 Series is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

    The Company recognizes revenue on shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized. Systems typically carry a one-year warranty.

RESULTS OF OPERATIONS

    The following table sets forth certain income and expenditure items from the Company's consolidated statement of operations expressed as a percentage of revenues for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       1995     1996      1997
                                                       ----     ----      ----
Revenues                                              100.0%   100.0%    100.0%
Cost of revenues                                       74.8     61.5      49.7
                                                      ------   ------    ------

     Gross profit                                      25.2     38.5      50.3
                                                      ------   ------    ------

Operating expenses:
   Research and development                            24.8     17.7      13.1
   Sales and marketing                                 24.1     24.0      10.8
   General and administrative                          25.4     23.8      11.0
   Acquisition Costs                                     --       --       1.2
                                                      ------   ------    ------
     Total operating expenses                          74.3     65.5      36.1
                                                      ------   ------    ------

Loss from operations                                  (49.1)   (27.0)     14.2
Interest expense                                       (5.3)   (10.1)     (0.8)
Interest and other income, net                          0.4      1.2       0.5
                                                      ------   ------    ------

Income (loss) before provision for income tax         (54.0)   (35.9)     13.9
Provision for income taxes                               --       --       2.1
                                                      ------   ------    ------

Net income (loss)                                     (54.0)%  (35.9)%    11.8%
                                                      ------   ------    ------
                                                      ------   ------    ------

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000, accessories, installation and configuration, and maintenance related to product support. Quantum research and development contracts were reported as revenues prior to the acquisition by InVision.
All Quantum research and development revenues have been restated as a reduction to research and development expense in accordance with the Company's policy. The Company typically ships against a backlog of orders for its product. The Backlog as of December 31, 1997 decreased approximately 45% to $32 million from approximately $58 million as of December 31, 1996. The Backlog as of December 31, 1995 was approximately $5.7 million.

    Revenues increased by 257% to $56.4 million in 1997 from $15.8 million in 1996. The increase in 1997 revenues is attributable to increased sales of the CTX 5000, reflecting a 211.1% increase in unit shipments to 56 units in 1997 from 18 units in 1996 and, to a lesser extent, changes in product configuration leading to an increase in the average selling price per unit and sales of add-on products to current customers and the commencement of significant maintenance related revenues. The revenues were $9.1 million in 1995, the first year in which sales of the CTX 5000 occurred due to lower unit sales of the CTX 5000.

    GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor, overhead and warranty costs. In any given period the Company's gross profit may be affected by several factors, including revenue mix, product configuration, location of the installation, and complexity of integration into various airport environments.

    Gross profit increased by 365% to $28.4 million in 1997 from $6.1 million in 1996, and gross profit increased 167% to $6.1 million in 1996 from $2.3 million in 1995. Gross margins were 50.3% in 1997, 38.5% in 1996 and 25.2% in 1995. The increase in gross margins was primarily caused by lower unit costs resulting from increased manufacturing efficiency and reduced overhead cost per unit due to increased volume, as well as changes in product configurations leading to an increase in the average selling price. Increased operating efficiencies resulting from a larger installed base also reduced the average cost of maintenance and warranty service.

    RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. All software and hardware development costs are expensed as incurred. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the development contracts.

    Total research and development expenditures increased by 106% to $15.9 million in 1997 from $7.7 million in 1996 and by 45% in 1996 from $5.3 million in 1995. Of these amounts, $8.5 million, $4.9 million and $3.1 million, respectively, were funded by research and development contracts and grants in 1997, 1996 and 1995. As a percentage of revenues, total research and development expenditures (before funding offsets) declined to approximately 28.2% in 1997 from 48.7% in 1996 and from 58.2% in 1995. The increase in absolute dollar expenditures reflects the effects of personnel additions, costs of prototype development, efforts to increase throughput and develop systems for more effective airport integration, and conceptual design. Research and development expense (net of funding) as a percentage of revenues declined to approximately 13.0% in 1997 from 17.7% in 1996 and from 24.8% in 1995.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

    Sales and marketing expenses increased by 61.3% to $6.1 million in 1997 from $3.8 million in 1996 and by 74.2% in 1996 from $2.1 million in 1995. As a percentage of revenues, sales and marketing expenses declined to 10.8% in 1997 from 24.0% in 1996. The increased levels of expenditures in absolute dollars for 1997 and 1996 reflect increased selling costs associated with the higher unit sales, including foreign travel, trade shows, public relations and commissions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, insurance, travel and other general expenses.

    General and administrative expenses increased by 64.4% to $6.2 million in 1997 from $3.8 million in 1996 and by 63.3% in 1996 from $2.3 million in 1995. As a percentage of revenues, general and administrative expenses were 11.0% for 1997 and 23.8% for 1996. The increase in absolute dollars in 1997 reflects increased costs of operating as a public company. In addition, the increases for 1997 and 1996 reflect additions to support capabilities required by the growth in revenues and corporate headcount.

    ACQUISITION COSTS. The Company incurred one-time costs for professional fees and costs related to the acquisition of Quantum. The acquisition costs were $685,000 or 1.2% of the total revenues.

    INTEREST EXPENSE. Interest expense decreased to $428,000 in 1997 from $1.6 million in 1996 and increased in 1996 to $1.6 million from $482,000 in 1995. Interest expense in 1996 reflects the effect of $1.3 million of amortization of the fair market value of warrants issued in connection with a bridge loan obtained in December 1995. Interest expense during 1997 and 1995 resulted primarily from short-term debt outstanding during each period and included $13,000 and $148,000 of warrant discount, respectively.

    INTEREST AND OTHER INCOME, NET. The Company recognized net interest and other income of $242,000, $187,000 and $34,000 in 1997, 1996 and 1995,
respectively. The 1997 amount of $242,000 represents interest income of $724,000 offset by a loss of $402,000 on the sale of Quantum stock prior to the Quantum acquisition and other expense of $80,000.

    INCOME TAXES. The Company's effective tax rate for 1997 was 15.2%. The Company's effective tax rate for 1997 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. There were no provisions for income taxes in 1996 and 1995 as 1997 was the Company's first year of taxable income. At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $13.7 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million of Common Stock in the Company's follow-on offering in May 1997 and short-term borrowings under a working capital line of credit. At December 31, 1997, the Company had $19.2 million in cash and cash equivalents and outstanding short term borrowings of $4.2 million.

    In February 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The agreements were extended to April 1998 and the Company intends to renew the agreements prior to expiration of the extensions. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement generally bear interest at the bank's prime rate plus 0.50% per annum (8.75% at December 31, 1997). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate plus 0.25% per annum (8.50% at December 31, 1997). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 1997 the Company had outstanding borrowings of $4.2 million and remaining available borrowing capacity of an additional $2.4 million based on eligible accounts receivables and inventories as of that date.

    Net cash used in operations was $1.8 million in 1997 and $11.7 million in 1996. Net cash used in operations for 1997 primarily resulted from net income of $6.6 million plus a $5.0 million increase in accounts payable and accrued liabilities, which were more than offset by a $9.8 million increase in accounts receivable and a $5.9 million increase in inventories. For 1996, net cash used in operations was due primarily to the net loss of $5.7 million and increases in accounts receivable and inventories associated with increased manufacturing and sales activities totaling $7.2 which were partially offset by non-cash charges for amortization of the warrant discount, stock compensation expense, and depreciation collectively totaling $2.5 million.

    Net cash used in investing activities was $13.7 million in 1997 and $1.3 million in 1996, in each case due primarily to the purchase of property and equipment in addition to the purchase of $5.1 million of short-term investments and $2.4 million in restricted cash in 1997.

    Net cash provided by financing activities was $27.2 million in 1997 and $11.7 million in 1996. Net cash provided by financing activities in 1997 was due primarily to $22.8 million in proceeds from the issuance of Common Stock primarily associated with the Company's follow-on public offering in May 1997 and $4.4 million in proceeds from debt financing, net of repayments. The increase in 1996 was due to $14.0 million in net proceeds from the issuance of Common Stock associated with the Company's initial public offering in April 1996 which were offset by $2.3 million in net repayments of debt financing.

    The Company believes that cash, cash equivalents and short-term investments together with available borrowing under its line of credit and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto appear on pages F-1 to F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference to the Proxy Statement to be filed no later than April 30, 1998 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 28, 1998 (the "Proxy Statement") under the caption "Proposal No. 1--Election of Directors--Nominees." For the information required as to Executive Officers, see Part I, "Item 1. Business--Executive Officers."

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) List of Financial Statements

      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      Report of Price Waterhouse LLP, Independent Accountants. . . . . . .   F-1

      Consolidated Balance Sheets as of December 31, 1996
      and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

      Consolidated Statements of Operations for the Years
      Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . .   F-3

      Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . . . .   F-4

      Consolidated Statements of Stockholders' Equity (Deficit)
      for the Years Ended December 31, 1995, 1996 and 1997 . . . . . . . .   F-5

      Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-6

(a)(2) List of Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

(a)(3)    Exhibits:


      3.1+      Amended and Restated Certificate of Incorporation of the
                Registrant.
      3.2+      Bylaws of Registrant.
      4.1       Reference is made to Exhibits 3.1 and 3.2.
     10.1+      Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc.
     10.2+      Stockholders Agreement for the Formation of the Registrant,
                dated as of August 13, 1990, between Imatron and
                FI.M.A.I and Amendment, dated as of September 7, 1990,
                as amended by the Termination Agreement, dated as of
                December 9, 1992 among the Registrant, FI.M.A.I and Imatron.
     10.3+      Representative's Warrant Agreement.
     10.4+(1)   Registrant's Equity Incentive Plan, as amended through August
                8, 1997.
     10.5+(1)   Registrant's 1996 Employee Stock Purchase Plan, dated
                March 9, 1996.
     10.7+      Standby Financing Agreement, dated as of July 26, 1991, by and between the Company and FI.M.A.I.
     10.10+     Investor Rights Agreement, dated as of December 29, 1995, by and between the Registrant and Kay's Corporation.
     10.12*     Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P.
     10.13*     Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation
                Administration.
     10.15*     Stock Purchase Agreement, dated as of November 12, 1996,
                between the Registrant and EG&G International, Ltd.
     10.17*     Loan and Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley Bank.
     10.18*     Revolving Promissory Note, dated February 20, 1997, between the Registrant and Silicon Valley Bank.
     10.19*     Export-Import Bank Loan and Security Agreement, dated as of
                February 20, 1997, between the Registrant and Silicon
                Valley Bank.
     10.20*     Intellectual Property Security Agreement, dated as of
                February 20, 1997, between the Registrant and Silicon
                Valley Bank.
     10.21*(1)  Key Employee Agreement, dated April 21, 1994, between the
                Registrant and Curtis P. DiSibio.
     10.22*(1)  Key Employee Agreement, dated April 22, 1994, between the
                Registrant and Sergio Magistri, and amendment thereto,
                dated October 16, 1995.
     10.23*(1)  Key Employee Agreement, dated March 1, 1996, between the
                Registrant and David M. Pillor.
     10.24 (1)  Key Employee Agreement, dated January 1, 1998, between the
                Registrant and Horst Bruening.
     23.1       Consent of Price Waterhouse LLP.
     27.1       Financial Data Schedule for Fiscal Year Ended 1997.
     27.2       Re-stated Financial Data Schedule for Fiscal Years Ended 1995,
                1996 and Quarters 1, 2 and 3 of 1996.
     27.3       Re-stated Financial Data Schedule for Quarters 1, 2 and 3 of 1997.

     +          Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

     ++ Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.

     * Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

     (1) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item
               14(c) of Form 10-K.


(b)  REPORTS ON FORM 8-K

     The Registrant filed a report on Form 8-K dated October 7, 1997 regarding the closing of Quantum acquisition.

(c)   See Exhibits listed under Item 14(a)(3)

(d)  The financial statement schedules required by the Item are listed under
     Item 14(a)(2).

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1998.

                                   INVISION TECHNOLOGIES, INC.


                                   By:  /s/ SERGIO MAGISTRI
                                      --------------------------------
                                       Sergio Magistri
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                        TITLE                                        DATE


/s/ SERGIO MAGISTRI                President, Chief Executive Officer and Director        March 30, 1998
   -------------------------        (PRINCIPAL EXECUTIVE OFFICER)
    Sergio Magistri

/s/ CURTIS P. DISIBIO              Senior Vice President and Chief Financial Officer      March 30, 1998
   -------------------------        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
    Curtis P. DiSibio

/s/ DOUGLAS P. BOYD                                   Director                            March 30, 1998
   -------------------------
    Douglas P. Boyd

/s/ GIOVANNI LANZARA                                  Director                            March 30, 1998
   -------------------------
    Giovanni Lanzara

/s/ BRUNO TREZZA                                      Director                            March 30, 1998
   -------------------------
    Bruno Trezza

   -------------------------                          Director                            March 30, 1998
    Morris Busby

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of InVision Technologies, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of InVision Technologies, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
February 16, 1998

                            INVISION TECHNOLOGIES, INC.

                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)

                                                          DECEMBER 31,
                                                          -----------
                                                      1996          1997
                                                      ----          ----
                                        ASSETS
Current assets:
   Cash and cash equivalents                        $  2,471     $  14,111
   Short-term investments                                 --         5,079
   Restricted cash                                        --         1,556
   Accounts receivable                                 6,982        16,847
   Inventories                                         4,899        10,781
   Other current assets                                  453           897
                                                    --------     ---------
     Total current assets                             14,805        49,271
Long-term restricted cash                                 --           800
Property and equipment, net                            2,144         7,180
                                                    --------     ---------
                                                    $ 16,949     $  57,251
                                                    --------     ---------
                                                    --------     ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $  3,061      $  5,097
   Accrued liabilities                                 1,182         4,032
   Short-term obligations                                898         4,168
   Deferred revenue                                    2,675         3,376
   Current portion of long-term obligations              114           426
                                                    --------     ---------
     Total current liabilities                         7,930        17,099
                                                    --------     ---------
Long-term obligations, less current portion              144         1,336
                                                    --------     ---------

Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity:
   Common stock, $0.001 par value, 20,000 shares
     authorized; 9,871 and 11,906 issued
     and outstanding                                      10            12
   Additional paid-in capital                         33,487        56,602
   Deferred stock compensation expense                  (384)         (199)
   Accumulated deficit                               (24,238)      (17,599)
                                                    --------     ---------
     Total stockholders' equity                        8,875        38,816
                                                    --------     ---------
                                                    $ 16,949     $  57,251
                                                    --------     ---------
                                                    --------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                         INVISION TECHNOLOGIES, INC.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                    YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                               1995         1996         1997
                                                               ----         ----         ----
Revenues                                                     $  9,066    $  15,841    $  56,427
Cost of revenues                                                6,777        9,736       28,027
                                                             --------    ---------    ---------
   Gross profit                                                 2,289        6,105       28,400
                                                             --------    ---------    ---------
Operating expenses:
  Research and development                                      2,247        2,801        7,375
  Sales and marketing                                           2,182        3,800        6,130
  General and administrative                                    2,307        3,768        6,193
  Acquisition costs                                                --           --          685
                                                             --------    ---------    ---------
      Total operating expenses                                  6,736       10,369       20,383
                                                             --------    ---------    ---------
Income (loss) from operations                                  (4,447)      (4,264)       8,017
Interest expense (including related
  party interest expense
  of $135; $101; and $0)                                         (482)      (1,599)        (428)
Interest and other income, net                                     34          187          242
                                                             --------    ---------    ---------
Income (loss) before provision for income taxes                (4,895)      (5,676)       7,831
Provision for income taxes                                         --           --        1,192
                                                             --------    ---------    ---------
Net income (loss)                                           $  (4,895)   $  (5,676)    $  6,639
                                                             --------    ---------    ---------
                                                             --------    ---------    ---------
Net income (loss) per share:
   Basic                                                    $  (19.98)    $  (0.90)     $  0.60
                                                             --------    ---------    ---------
                                                             --------    ---------    ---------
   Diluted                                                  $  (19.98)    $  (0.90)     $  0.55
                                                             --------    ---------    ---------
                                                             --------    ---------    ---------
Weighted average shares outstanding:
   Basic                                                          245        6,338       11,141
   Diluted                                                        245        6,338       12,166

    The accompanying notes are an integral part of these consolidated financial statements.

                         INVISION TECHNOLOGIES, INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                            YEAR ENDED DECEMBER 31,
                                                                            ----------------------
                                                                         1995        1996         1997
                                                                         ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  (5,489)  $  (5,676)     $  6,639
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                          273         543         1,288
    Stock compensation expense                                             401         667           425
    Amortization of warrant expense                                          -       1,330             -
    Write-off of purchased in-process research and development               -           -           230

  Changes in assets and liabilities:
    Accounts receivable                                                   (560)     (5,779)       (9,865)
    Inventories                                                         (1,906)     (1,467)       (5,882)
    Other current assets                                                   (99)       (160)         (369)
    Accounts payable                                                     2,425        (382)        2,143
    Accrued liabilities                                                    909        (153)        2,850
    Deferred revenues                                                      (91)       (587)          701
                                                                     ----------   ---------     --------
    Net cash used in operating activities                               (4,137)    (11,664)       (1,840)
                                                                     ----------   ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                     (889)     (1,290)       (6,299)
  Purchases of investments, net                                              -           -        (5,079)
  Restricted cash                                                            -           -        (2,356)
                                                                     ----------   ---------     --------
    Net cash used in investing activities                                 (889)     (1,290)      (13,734)
                                                                     ----------   ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                                           1,724       2,273         5,491
  Repayments of debt financing                                               -      (4,535)       (1,098)
  Proceeds from issuance of stock, net                                   4,689      13,972        22,821
                                                                     ----------   ---------     --------
    Net cash provided by financing activities                            6,413      11,710        27,214
                                                                     ----------   ---------     --------

Net increase in cash and cash equivalents for the period                 1,387      (1,244)       11,640
Cash and equivalents at beginning of period                              2,328       3,715         2,471
                                                                     ----------   ---------     --------

                                                                     ----------   ---------     --------
Cash and equivalents at end of period                                 $  3,715    $  2,471     $  14,111
                                                                     ----------   ---------     --------
                                                                     ----------   ---------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                         $    269    $    287     $     215
Taxes paid                                                                   -           -           284

SUPPLEMENTAL DISCLOSURES  OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES:
  Issuance of stock upon conversion of debt                           $  3,137    $    323      $    -
  Warrants issued in connection with financing agreements                1,048         590          56
  Issuance of common stock in connection with acquisition
    of subsidiary                                                            -          85           -
  Issuance of common stock as compensation                                  61         418         240
  Sale of fixed assets in exchange for note receivable                      93           -         100
  Purchase of intangibles and fixed assets for note payable                  -           -         330


  The accompanying notes are an integral part of these consolidated financial statements.

                         INVISION TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)


                                                            CONVERTIBLE                                              DEFERRED
                                                           PREFERRED STOCK          COMMON STOCK        ADDITIONAL     STOCK
                                                           ----------------         ------------         PAID-IN    COMPENSATION
                                                           SHARES    AMOUNT       SHARES    AMOUNT       CAPITAL      EXPENSE
                                                           ------  --------       ------    ------      ---------    ---------
Balance at December 31, 1994                                1,512  $  8,364          147      $  1       $  135       $    -
Issuance of preferred stock                                 1,107     3,848            -         -            -            -
Issuance of common stock                                      284     3,034        3,034
Deferred stock compensation                                     -         -           15         -        1,191       (1,095)
Amortization of deferred stock compensation                     -         -            -         -            -          374
Issuance of warrants                                            -         -            -         -        1,048            -
Exercise of common stock options                                -         -           68         -           43            -
Net loss                                                        -         -            -         -            -            -
                                                            -----   --------     -------       ---      ------       ---------
Balance at December 31, 1995                                2,619    12,212          514         1        5,451         (721)

Issuance of common stock pursuant to initial
   public offering, net of expenses                             -         -        2,070         2        9,530            -
Coversion of preferred stock upon completion
  of initial public offering                               (2,619)  (12,212)       6,106         6       12,206            -
Shares issued in exchange for bank
  debt and accrued interest                                     -         -          176         -          822            -
Stock compensation                                              -         -            7         -          182         (152)
Amortization of deferred stock compensation                     -         -            -         -            -          489
Issuance of warrants                                            -         -            -         -          590            -
Exercise of common stock options and warrants                   -         -          660         1        2,552            -
Issuance of common stock pursuant to EG&G agreement             -         -          184         -        1,974            -
Issuances of common stock primarily pursuant
  to acquisition of subsidiary                                  -         -           24         -          180            -
Net loss                                                        -         -            -         -            -            -
                                                            -----   --------     -------       ---      ------       ---------
Balance at December 31, 1996                                    -         -        9,741        10       33,487         (384)

Issuance of common stock pursuant to
  secondary public offering, net                                -         -        1,918         2       21,187            -
Issuance of common stock                                        -         -           25         -          686            -
Deferred stock compensation                                     -         -            -         -          240          185
Issuance of warrant                                             -         -            -         -           56            -
Exercise of common stock options and warrants                   -         -          225         -          761            -
Shares issued under the employee stock purchase plan            -         -           23         -          185            -
Net income                                                      -         -            -         -            -            -
                                                            -----   --------     -------       ---      ------       ---------
Balance at December 31, 1997                                    -      $  -       11,932     $  12    $  56,602      $  (199)
                                                            -----   --------     -------       ---      ------       ---------
                                                            -----   --------     -------       ---      ------       ---------


                                                                             TOTAL
                                                                          STOCKHOLDERS'
                                                           ACCUMULATED      EQUITY
                                                             (DEFICIT      (DEFICIT)
                                                           ------------   -------------
Balance at December 31, 1994                                  (13,073)    $ (4,573)
Issuance of preferred stock                                         -        3,848
Issuance of common stock                                                     3,034
Deferred stock compensation                                         -           96
Amortization of deferred stock compensation                         -          374
Issuance of warrants                                                -        1,048
Exercise of common stock options                                    -           43
Net loss                                                       (5,489)      (5,489)
                                                            ---------      --------
Balance at December 31, 1995                                  (18,562)      (1,619)

Issuance of common stock pursuant to initial
   public offering, net of expenses                                 -        9,532
Coversion of preferred stock upon completion
  of initial public offering                                        -            -
Shares issued in exchange for bank
  debt and accrued interest                                         -          822
Stock compensation                                                  -           30
Amortization of deferred stock compensation                         -          489
Issuance of warrants                                                -          590
Exercise of common stock options and warrants                       -        2,553
Issuance of common stock pursuant to EG&G agreement                 -        1,974
Issunaces of common stock primarily pursuant
  to acquisition of subsidiary                                      -          180
Net loss                                                       (5,676)      (5,676)
                                                            ---------      --------
Balance at December 31, 1996                                  (24,238)       8,875

Issuance of common stock pursuant to
  secondary public offering, net                                    -       21,189
Issuance of common stock                                            -          686
Deferred stock compensation                                         -          425
Issuance of warrant                                                 -           56
Exercise of common stock options and warrants                       -          761
Shares issued under the employee stock purchase plan                -          185
Net income                                                      6,639        6,639
                                                            ---------      --------
Balance at December 31, 1997                                 $(17,599)     $38,816
                                                            ---------      --------
                                                            ---------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       INVISION TECHNOLOGIES, INC.

           NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

NOTE 1--THE COMPANY:

     InVision Technologies, Inc. ("InVision," or the "Company") is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports an explosive detection system ("EDS") for civil aviation security based on advanced computed tomography ("CT") technology.

     Formed in 1990, InVision exited the development stage in 1995 upon the first commercial sales of its product, the CTX 5000 explosive detection system. The CTX 5000 Series, which now includes, the upgraded CTX 5000, is sold to airport and regulatory authorities and airlines throughout the world.

     With the acquisition of Quantum Magnetics, Inc. ("Quantum") in
1997, InVision added Quantum's portfolio of complementary detection technologies. Quantum was founded in 1987 to develop and commercialize patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance. Its products, in the prototype stage, include devices to inspect checked and carry-on luggage and cargo at airports and customs facilities, a small scanner to detect explosives and illegal drugs in mail and other small packages, and an advanced security system for the detection of liquid explosives and flammables in sealed glass or plastic containers.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Imatron Federal Systems, Inc., acquired in December 1996, Quantum acquired in September 1997, InVision International, Inc., and InVision Foreign Sales, Inc. All significant intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK SPLIT

     Share information for all periods presented has been retroactively adjusted to reflect a 1-for-11 reverse stock split of Common Stock and Preferred Stock effected on March 15, 1996, and a 2-for-1 Common Stock dividend effected on February 7, 1997.

CASH EQUIVALENTS

     The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair market value, due to the short period of time to maturity.

REVENUE RECOGNITION

      Revenue from product sales is recognized upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon completion of such acceptance criteria. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized. Deferred revenue arises from advance payments received from customers for systems to be delivered within the next year and for service not yet performed.

                       INVISION TECHNOLOGIES, INC.

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

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, the Company evaluates the recoverability of its assets when events and changes in circumstances indicate that such amounts may not be recoverable. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investment, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology, the Company periodically reviews the recoverability of the asset value by evaluating its products with respect to technological advances, competitive products and the long-lived asset impairment losses.

INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred (Note 5).

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

DEPENDENCE ON SUPPLIERS

     The Company's ability to timely deliver its products is dependent upon the availability of quality components and subsystems used in these products. The Company depends in part upon subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain components and subsystems from single or a limited number of sources. A significant interruption in the delivery of such items could have a material adverse effect on the Company's financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

                       INVISION TECHNOLOGIES, INC.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

EXPORT SALES AND CONCENTRATION OF CREDIT RISK

     The Company markets its systems both internationally and domestically. Product sales by geographic region are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                1995      1996        1997
                                                ----      ----        ----
Europe (primarily United Kingdom). . . .    $  6,578   $  7,488   $  10,197
United States. . . . . . . . . . . . . .         975      3,766      30,234
Pacific Rim. . . . . . . . . . . . . . .         863      2,062      11,175
Middle East. . . . . . . . . . . . . . .         650      2,525       4,821
                                            -------------------------------
                                            $  9,066  $  15,841   $  56,427
                                            -------------------------------
                                            -------------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. To date, the Company has not experienced any material credit losses and accordingly has not recorded an allowance for doubtful accounts at December 31, 1996 or 1997. The Company's revenues are denominated in U.S. dollars. At December 31, 1997, two customers accounted for 55.8% and 16.7% of total accounts receivable. Significant customers which represented 10% or more of revenues for the respective periods were as follows:

                                                  YEAR ENDED
                                                  DECEMBER 31,
                                     ----------------------------------
                                     1995            1996          1997
                  Customer A          51%             22%            --
                  Customer B          12%              --            --
                  Customer C          11%              --            --
                  Customer D           --             13%            --
                  Customer E           --             12%            --
                  Customer F           --             12%            --
                  Customer G           --             16%            --
                  Customer H           --             13%            --
                  Customer I           --              --            57%

NET INCOME (LOSS) PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." All historical earnings per share information has been restated as required by FAS 128.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock.

                       INVISION TECHNOLOGIES, INC.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share amounts):


                                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                              1995                      1996                        1997
                                     -----------------------   -----------------------     -----------------------
                                                         Per                       Per                         Per
                                                        Share                     Share                       Share
                                     Income   Shares    Amount  Income  Shares    Amount   Income    Shares   Amount
                                     ------   ------    ------  ------  ------    ------   ------    ------   ------
 Basic income (loss) per share:
     Income (loss) available to
      Common Stockholders  . . . .  $ (4,895)    245   $(19.98) $(5,676)  6,338  $ (0.90) $ 6,639    11,141   $ 0.60
 Effect of dilutive securities:
   Options . . . . . . . . . . . .                                                                    1,025    (0.05)
                                     -----------------          ----------------           --------------------------
 Diluted net income (loss)  per share:
 Income (loss) available to common
   stockholders plus assumed
   conversions . . . . . . . . . .  $ (4,895)    245   $(19.98) $(5,676)  6,338  $ (0.90) $ 6,639    12,166    $ 0.55
                                     -----------------          ----------------          --------------------------
                                     -----------------          ----------------          --------------------------

NOTE 3--ACQUISITION OF QUANTUM MAGNETICS, INC.

     On September 30, 1997, the Company acquired Quantum, a developer of explosive systems based upon quadrupole resonance technology. The transaction has been accounted for as a pooling of interests effective September 30, 1997; therefore, all prior periods have been restated.

     Prior to the acquisition, Quantum used a September 30 fiscal year end. The financial statements of the Company have been restated to combine the results of Quantum as if it had used a December 31 year end. Non-recurring expenses associated with the acquisition, comprised primarily of outside accounting and legal fees, amounted to $685,000 and have been included in Acquisition Costs in the income statement.

     Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows(in thousands):

                                                                             Nine Months
                                                   Years Ended                  Ended
                                                  December 31,              September 30,
--------------------------------------------------------------------------------------------
                                             1995              1996              1997
--------------------------------------------------------------------------------------------
     REVENUES:
     InVision Technologies, Inc.            $  9,066         $  15,841         $  38,243
     Quantum Magnetics, Inc. (Note 5)              -                 -                 -
                                        ----------------------------------------------------
                                            $  9,066         $  15,841         $  38,243
                                        ----------------------------------------------------
                                        ----------------------------------------------------

     NET INCOME (LOSS):
     InVision Technologies, Inc.           $  (3,292)        $  (3,572)         $  4,368
     Quantum Magnetics, Inc.                  (1,603)           (2,104)             (855)
                                        ----------------------------------------------------
                                           $  (4,895)        $  (5,676)         $  3,513
                                        ----------------------------------------------------
                                        ----------------------------------------------------

NOTE 4--FEDERAL AVIATION ADMINISTRATION (FAA) CONTRACT:

     In December 1996, the Company entered into a contract with the Federal Aviation Administration ("FAA" and the "FAA Contract") to deliver fifty-four
(54) CTX 5000 systems to various airports in the United States. The minimum amount due from the FAA under this contract, including all related products and associated installation and support services, is $52.2 million. As of December 31, 1997 the Company had delivered 32 of these systems and 22 remain to be shipped in 1998.

                       INVISION TECHNOLOGIES, INC.

NOTE 5--RESEARCH AND DEVELOPMENT CONTRACTS:

     The Company has been awarded various research and development contracts and grants by the FAA and other governmental and private enterprises to share in the costs of developing and enhancing the Company's products. During 1995, 1996 and 1997, the Company was entitled to reimbursements of $3.1 million, $4.9 million and $8.5 million, respectively, under these contracts and grants. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings under such contracts and grants are rendered monthly on the basis of actual costs incurred. At December 1996 and 1997, the related receivable balances from the development contracts were $1.3 million and $1.5 million, respectively.

NOTE 6--SHORT-TERM DEBT:

LINE OF CREDIT

    In 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. The agreements were extended to April 1998 and the Company intends to renew the agreements prior to expiration of the extensions. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic accounts receivable or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate plus 0.50% per annum (8.75% at December 31, 1997). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate plus 0.25% per annum (8.50% at December 31, 1997). Borrowings under both agreements are secured by all of the Company's assets. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes.

SUBORDINATED PROMISSORY NOTE

     The Company had a note payable outstanding to a third party with a remaining balance of $168,000 as of December 31, 1997. The outstanding balance and accrued interest at a rate of 10% were paid in full in January 1998.

BRIDGE LOAN

    In December 1995, InVision entered into a $2,000,000 Bridge Loan Agreement (the "Bridge Loan") with a lender. Under the agreement, InVision borrowed $1,000,000 in December 1995, and an additional $1,000,000 in February 1996. Principal outstanding under the agreement was secured by all assets of InVision. The Bridge Loan was repaid in full on May 1, 1996, in accordance with its terms. In connection with the Bridge Loan, the lender received Warrants. The aggregate fair value of the Bridge Loan Warrants, as determined at their respective dates of issuance, was $1,330,000. Such value represents a discount that was amortized as a financing cost over the period that the Bridge Loan was outstanding.

NOTE 7--STOCKHOLDERS' EQUITY:

COMMON STOCK

     Under the terms of the acquisition of Quantum, 777,000 shares of Common Stock have been either issued to Quantum shareholders in exchange for all the Quantum capital stock outstanding or reserved for issuance in connection with Quantum common stock options outstanding prior to the acquisition which were converted into options on InVision Common Stock.

     In May 1997, the Company sold 1,875,000 shares of Common Stock in an underwritten public offering at $12.00 per share generating net proceeds to the Company of approximately $21.2 million including proceeds from the underwriters over-allotment option exercised in June 1997.

                       INVISION TECHNOLOGIES, INC.

     In November 1996, the Company issued 183,750 shares of unregistered Common Stock to EG&G International Ltd. at $10.88 per share, reflecting a 10% discount from the market price of the Company's Common Stock in connection with the signing of a Research, Development and License Agreement (Note 12). Net proceeds totaled $1,974,000.

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

PREFERRED STOCK

     In conjunction with the Company's IPO, all outstanding Convertible Preferred Stock converted to Common Stock. As of December 31, 1997, there were 5,000,000 shares of Preferred Stock authorized and no shares were issued and outstanding. The Board of Directors is authorized to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and number of shares constituting any series or the designation of such series, without further action or vote by the Company's stockholders.

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

     In connection with grants of stock options to employees and directors in 1995, 1996 and 1997, the Company recorded $1,095,000, $152,000 and $240,000 respectively, of deferred compensation representing the difference between the deemed fair value of the Company's Common Stock and the exercise price at the date of grant. Of such amounts, $362,000 and $494,000 and $425,000 were expensed in 1995, 1996 and 1997 respectively.

                       INVISION TECHNOLOGIES, INC.

    The remaining $199,000 is being amortized over the remaining vesting period of the related options. Transactions under the Equity Incentive Plan are summarized as follows (in thousands, except per share amounts):

                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                        1995                        1996                        1997
                                                        ----                        ----                        ----
                                                                  Weighted                    Weighted                    Weighted
                                                                   Average                     Average                     Average
                                                                  Exercise                    Exercise                    Exercise
                                                  Shares             Price    Shares             Price    Shares             Price
                                                  ------         ---------    ------          --------    ------          --------
Outstanding beginning of period . . . .             401              $0.57      1,158           $0.82      1,152            $1.93
  Granted . . . . . . . . . . . . . . .             892               0.92        154            9.04        735             7.96
  Exercised . . . . . . . . . . . . . .             (67)              0.55       (122)           0.69       (109)            1.05
  Canceled (un-vested)  . . . . . . . .             (63)              0.95        (30)           0.93        (41)            6.09
  Expired (vested). . . . . . . . . . .              (5)              1.19         (8)           0.56        --              3.33
                                                  -------           ------      ------          -------    ------           -----
Outstanding at period end . . . . . . .           1,158               0.82      1,152            1.93      1,737            $4.44
                                                  -------           ------      ------          -------    ------           -----
                                                  -------           ------      ------          -------    ------           -----
Options exercisable at period end . . .             384              $0.56        643           $0.80        853            $1.17
                                                  -------           ------      ------          -------    ------           -----
                                                  -------           ------      ------          -------    ------           -----
Weighted average grant date fair value
  of such options granted during the year.                                                      $4.04                       $4.34
                                                                                                -------                     -----
                                                                                                -------                     -----
Weighted average grant date fair value of
  options granted during the year at
  exercise prices below market prices .                                                          $--                        $7.30
                                                                                                -------                     -----
                                                                                                -------                     -----

    The following table summarizes information about employee and director stock options outstanding at December 31, 1997 (in thousands, except per share amounts):


                                         Options Outstanding                  Options Exercisable
                                         -------------------                  -------------------

                                               Weighted
                                               Average      Weighted       Number          Weighted
                                               Remaining    Average      Exercisable        Average
              Range of            Number     Contractual    Exercise     at December       Exercise
           Exercise Price       Outstanding      Life         Price        31, 1997          Price
           --------------       -----------  -----------    --------     -----------       ---------

            $  0.55 -   1.38            879         7.4     $   0.84            810         $  0.83
            $  3.30 -   3.63             50         8.8         3.58             14            3.54
            $  4.40 -   5.56             31         8.4         5.13              9            5.56
            $  6.94 -   6.94            517         9.9         6.94              -               -
            $  8.75 -   8.75             42         9.9         8.75              -               -
            $ 10.50 -  11.80             85         8.8        11.56             20           11.63
            $ 12.13 -  12.13             97         9.4        12.13              -               -
            $ 14.38 -  14.56             36         9.6        14.55              -               -
                                    --------       -----    ---------        -------        ---------
                                      1,737         8.5     $   4.44           853           $  1.17
                                    --------       -----    ---------        -------        ---------
                                    --------       -----    ---------        -------        ---------

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. As of December 31, 1997, 23,000 shares have been issued under the Purchase Plan.

                       INVISION TECHNOLOGIES, INC.

FAIR VALUE DISCLOSURES

     Had compensation cost for options granted in 1995, 1996 and 1997 under the Company's 1996 Equity Incentive Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1995      1996       1997
                                                     ----      ----       ----
Net income (loss):
     As reported . . . . . . . . . . . . . .       $(4,895)  $(5,676)   $6,639
     Pro forma . . . . . . . . . . . . . . .        (4,933)   (5,765)    6,233
Pro forma net income (loss) per share:
  Basic:
     As reported . . . . . . . . . . . . . .       $(19.98)   $(0.90)    $0.60
     Pro forma . . . . . . . . . . . . . . .        (20.13)    (0.91)     0.56
  Diluted:
     As reported . . . . . . . . . . . . . .       $(19.98)   $(0.90)    $0.55
     Pro forma . . . . . . . . . . . . . . .        (20.13)    (0.91)     0.51

    The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all periods:


                                           1995            1996             1997
                                        ------------   -------------    ------------
Risk free rate of return                5.89 - 6.00%    5.19 - 6.38%     5.74 - 6.29%
Weighted average expected option term     5 years         5 years          4.3 years
Volatility rate                             65%             65%              70%

1997 EMPLOYEE 401(k) PLAN

    The Company has adopted a plan know as the InVision Technologies, Inc. 401(k) Plan ("the Plan") to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of the lesser of 6% of gross compensation or $5,000 per year per person. All matching contributions vest immediately. Company matching contributions to the Plan totaled $170,000 in 1997.

                         INVISION TECHNOLOGIES, INC.

NOTE 9--COMMITMENTS:

     The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2007. Future minimum lease payments under these leases at December 31, 1997 are as follows (in thousands):

                   Year ending December 31,
                   ------------------------              Operating       Capital
                                                           lease          lease
                                                         ----------     --------
          1998 . . . . . . . . . . . . . . . . . .       $  1,673       $  198
          1999 . . . . . . . . . . . . . . . . . .          1,365          155
          2000 . . . . . . . . . . . . . . . . . .          1,363           70
          2001 . . . . . . . . . . . . . . . . . .          1,457           50
          2002 . . . . . . . . . . . . . . . . . .          1,205           30
          Thereafter . . . . . . . . . . . . . . .          5,696            -
                                                         --------       ------
                                                          $12,759          503
                                                         --------
                                                         --------
          Less amount representing interest. . . .                         (98)
                                                                        -------
          Present value of capital lease
            obligation . . . . . . . . . . . . . .                         405
          Less current portion . . . . . . . . . .                        (147)
                                                                        -------
            Long term capital lease obligation . .                      $  258
                                                                        -------
                                                                        -------

     Rent expense for 1995, 1996 and 1997 was $293,000, $527,000 and
$1,105,000, respectively.

NOTE 10--INCOME TAXES:

    As a result of the losses generated during 1995 and 1996 the Company has recorded no provision for income taxes for those years and reconciliation of the federal statutory rate to the effective rate is not meaningful. For
1997, the provision for income taxes consists of the following (in thousands):

                                                Year ended
                                               December 31,
                                                   1997
                                               ------------
                    Current:
                      Federal                    $   27
                      State                         200
                      Foreign                        65
                                                 ------
                                                    292
                                                 ------
                    Deferred:
                      Federal                       900
                                                 ------
                    Total Provision              $1,192
                                                 ------
                                                 ------

    The Company's actual 1997 effective tax rate differs from the U.S. statutory income tax rate as follows:

            U.S. federal statutory rate                                    35.0%
            State taxes, net of federal tax benefit                         2.6
            Acquisition related tax effect                                  3.8
            Utilization of operating loss carryovers                      (25.3)
            Other                                                          (0.9)
                                                                          -----
              Effective tax rate                                           15.2%
                                                                          -----
                                                                          -----

                         INVISION TECHNOLOGIES, INC.

     Deferred tax assets (liabilities) consist of the following:

                                                         1996      1997
                                                         ----      ----
   Assets:
     Net operating loss carry forward. . . . . . .     $  8,161      $  4,909
     Research and development credits. . . . . . .        1,025         1,025
     Reserves. . . . . . . . . . . . . . . . . . .          333         1,077
     Other . . . . . . . . . . . . . . . . . . . .          192           675
                                                        -------      --------
                                                          9,711         7,686

   Liabilities:
     Other . . . . . . . . . . . . . . . . . . . .           --          (900)

   Valuation allowance . . . . . . . . . . . . . .       (9,711)       (6,786)
                                                        -------      --------
     Net deferred tax assets (liabilities) . . . .      $    --      $     --
                                                        -------      --------
                                                        -------      --------

     The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence including its prior history of losses, that some portion or all of the deferred tax assets will not be realized.

    At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $13.7 million available to reduce future federal taxable income and $2.0 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three year period and the timing of utilization of various tax benefits carried forward.

NOTE 11--RELATED PARTY TRANSACTIONS:

     During 1995, 1996 and 1997, the Company paid $116,000, $264,000 and
$165,000 respectively to certain of the Company's directors for professional and/or consulting services.

NOTE 12 - LICENSE AGREEMENTS:

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

    In October 1994, Quantum entered into a twelve year license agreement with a third party. As amended in May 1997, the agreement provides Quantum with a non-exclusive, irrevocable license to certain in-process detection technology (the "Superconductor Technology") , as well as equipment with a fair value of $100,000 in exchange for a $330,000 note payable due in unequal quarterly payments plus 11% interest. The fair value of the technology license of $230,000 was charged to operations in May 1997. The balance of the note payable was paid in full in January 1998.

    In June 1997, Quantum entered into a joint venture to perform research and development related to certain detection technologies. In exchange for a 38% ownership interest in the joint venture, Quantum has granted a non-exclusive, royalty free, perpetual, transferable sub-license on the Superconductor Technology, has agreed that the joint venture will be the sole source of fabrication and testing products developed by the joint venture, and has agreed to jointly guarantee a $200,000 working capital loan to the joint venture. In connection with the formation of the joint venture, Quantum sold equipment to the joint venture in exchange for an eleven year note receivable bearing interest at 6.7% per annum.

                         INVISION TECHNOLOGIES, INC.

    In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996 and paid the minimum royalty of $20,000 in 1997.

    In June 1995, Quantum entered into an exclusive license agreement with a third party. Per the agreement terms, Quantum is subject to royalty payments based on a percentage of the net sales price of certain products sold. Additionally, within the first three years of the agreement, Quantum is required to spend a minimum of $300,000 for the development of certain related technology; as of December 31, 1997 Quantum has incurred costs of approximately $150,000. The license was declared non-exclusive when Quantum elected not to make required exclusivity payments. Quantum has since requested extension of the exclusivity payments; however, that request has not been granted and the license may be terminated at any time by the third party. This agreement relates to technology which Quantum has recently chosen not to pursue commercially. Consequently, Quantum intends to transfer this license to a third party.

    In recognition of development costs incurred by Quantum Design, Inc. ("QD") prior to the spin-out of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. The agreement also established minimum royalty payments of $50,000 in years 1997 and 1998, which will be applied against royalties that may become due to QD in the respective fiscal years.

NOTE 13 -- LITIGATION:

    From time to time, the Company may be involved in litigation, including litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition or results of operations.


NOTE 14--BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              DECEMBER 31,
                                                              -----------
                                                             1996      1997
                                                             ----      ----
          Accounts receivable:
            Billed. . . . . . . . . . . . . . . . . . .   $  5,746   $  11,009
            Unbilled. . . . . . . . . . . . . . . . . .      1,236       5,838
                                                          --------   ---------
                                                          $  6,982   $  16,847
                                                          --------   ---------
                                                          --------   ---------

          Inventories:
            Raw material and purchased components . . .   $  2,927    $  6,817
            Work-in-process . . . . . . . . . . . . . .      1,418       3,290
            Finished goods. . . . . . . . . . . . . . .        554         674
                                                          --------   ---------
                                                          $  4,899   $  10,781
                                                          --------   ---------
                                                          --------   ---------

          Property and Equipment
            Machinery and Equipment . . . . . . . . . .   $  1,850    $  3,626
            Self constructed assets . . . . . . . . . .      1,140       2,249
            Furniture and fixtures. . . . . . . . . . .        196         976
            Leasehold improvements. . . . . . . . . . .        216       2,872
                                                          --------   ---------
                                                             3,402       9,723
            Less accumulated depreciation and
              amortization. . . . . . . . . . . . . . .     (1,258)     (2,543)
                                                          --------   ---------
                                                          $  2,144    $  7,180
                                                          --------   ---------
                                                          --------   ---------

                         INVISION TECHNOLOGIES, INC.

Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

At December 31, 1996 and 1997 the Company had $393,000 and $625,000, respectively, of capitalized lease equipment and related accumulated amortization of $114,000 and $254,000 respectively.

                                                              DECEMBER 31,
                                                              -----------
                                                             1996      1997
                                                             ----      ----
          Accrued liabilities:
            Warranty reserves                             $    645    $  1,837
            Accrued employee compensation                      420         940
            Income taxes                                        --         908
            Other                                              117         347
                                                          --------    --------
                                                          $  1,182    $  4,032
                                                          --------    --------
                                                          --------    --------