Form 10-Q
period 1998-03-31
INVISION TECHNOLOGIES INC
filed 1998-05-14
CIK 1005969

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                     FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998 or


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

On March 31, 1998, there were 12,059,000 shares of the Registrant's Common Stock outstanding.

                            INVISION TECHNOLOGIES, INC.
                                     FORM 10-Q
                                       INDEX




ITEM                                                                        PAGE
----                                                                        ----
PART  I:  FINANCIAL INFORMATION


1.   Condensed Consolidated Financial Statements (unaudited)

       a. Condensed Consolidated Balance Sheets - March 31, 1998 and
           December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .    3

       b. Condensed Consolidated Statements of Income - Three months ended
           March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .    4

       c. Condensed Consolidated Statements of Cash Flows - Three months
           ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . .    5

       d. Notes to Condensed Consolidated Financial Statements . . . . . .    6


2.   Management's  Discussion  and Analysis of  Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .    7



PART  II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    14

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


                            INVISION TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 (UNAUDITED)
                                                  MARCH 31,        DECEMBER 31,
                                                     1998              1997
                                                     ----              ----
ASSETS
Current assets:

     Cash and cash equivalents                        $16,038           $14,111
     Restricted cash                                      302             1,556
     Short-term investments                             2,051             5,079
     Accounts receivable                               17,867            16,847
     Inventories                                       11,121            10,781
     Prepaid expenses                                   1,342               897
                                                     --------           -------
         Total current assets                          48,721            49,271

Long-term restricted cash                                 800               800
Property and equipment, net                             7,353             7,180
                                                     --------           -------
                                                      $56,874           $57,251
                                                     --------           -------
                                                     --------           -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $5,433            $5,097
     Accrued liabilities                                3,778             4,032
     Short-term debt                                    2,200             4,168
     Deferred revenue                                   2,520             3,376
     Current maturities of long-term
       obligations                                        425               426
                                                     --------           -------
          Total current liabilities                    14,356            17,099
                                                     --------           -------

Long-term obligations under capital leases,
    less current portion                                1,191             1,336
                                                     --------           -------


Stockholders' equity:
     Common stock, $0.001 par value, 20,000
     shares authorized; 12,059 and 11,906 shares
     issued and outstanding                                12                12
     Additional paid-in capital                        56,836            56,602
     Deferred stock compensation expense                 (182)             (199)
     Accumulated deficit                              (15,339)          (17,599)
                                                     --------           -------
          Total stockholders' equity                   41,327            38,816
                                                     --------           -------
                                                      $56,874           $57,251
                                                     --------           -------
                                                     --------           -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INVISION TECHNOLOGIES, INC
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                 THREE MONTHS
                                                                    ENDED
                                                                   MARCH 31,
                                                               ----------------
                                                                 1998    1997
                                                                 ----    ----
Revenues                                                       $15,880   $9,377
Cost of revenues                                                 8,174    4,708
                                                               -------   ------
     Gross profit                                                7,706    4,669
                                                               -------   ------

Operating expenses:
     Research and development                                    1,687    1,079
     Sales and marketing                                         1,662    1,332
     General and administrative                                  1,809    1,515
                                                               -------   ------
Total operating expenses                                         5,158    3,926
                                                               -------   ------

Income from operations                                           2,548      743
Interest expense                                                   (58)     (27)
Interest and other income, net                                     234       22
                                                               -------   ------
Income before provision for income taxes                         2,724      738

Provision for income taxes                                         464      125
                                                               -------   ------
Net income                                                     $ 2,260  $   613
                                                               -------  -------
                                                               -------  -------
Net income per share:
     Basic                                                     $  0.19  $  0.06
                                                               -------  -------
                                                               -------  -------
     Diluted                                                   $  0.18  $  0.06
                                                               -------  -------
                                                               -------  -------

Weighted average shares outstanding:
     Basic                                                      12,022    9,890
     Diluted                                                    12,905   11,014



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INVISION TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            --------------------
                                                                1998       1997
                                                                ----       ----
Net cash provided by operating activities                   $      46   $   136
                                                             --------   -------
Cash flows from investing activities:
     Acquisition of property and equipment                       (521)     (265)
     Sale of short-term investments, net                        3,028        --
     Release of restricted cash                                 1,254        --
                                                             --------   -------
          Net cash provided by (used in)
             investing activities                               3,761      (265)
                                                             --------   -------

Cash flows from financing activities:
     Proceeds from debt financing                                  --         9
     Repayments of debt                                        (2,114)      (49)
     Proceeds from issuance of common stock, net                  234        40
                                                             --------   -------
          Net cash provided by (used in) financing
             activities                                        (1,880)       98
                                                             --------   -------

Net increase (decrease) in cash and cash equivalents
 for the period                                                 1,927       (31)
Cash and cash equivalents at beginning of period               14,111     2,471
                                                             --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  16,038   $ 2,440
                                                             --------   -------
                                                             --------   -------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                          $      58   $     2
     Taxes paid                                                   622        --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INVISION TECHNOLOGIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-20815).

     Operating results for the three month period ended March 31, 1998 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1998 or any other future period.

2.  NET INCOME PER SHARE

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

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share amounts):

                                                Three Months Ended
                                ---------------------------------------------------
                                   March 31, 1998                 March 31, 1997
                                ----------------------      -----------------------
                                                Per                           Per
                                               Share                         Share
                               Income  Shares  Amount       Income   Shares  Amount
                               ------  ------  ------       ------   ------  ------
Basic income per share:
   Income available to
     Common Stockholders.....  $2,260  12,022   $ 0.19      $  613    9,890  $ 0.06
Effect of dilutive
 securities:
   Options...................             883                         1,124
                               --------------               ---------------
Diluted net income per
 share:
Income available to
 common stockholders plus
 assumed conversions.........  $2,260  12,905   $ 0.18      $  613   11,014  $ 0.06
                               -----------------------      ---------------
                               -----------------------      ---------------

3.  INVENTORIES

       The components of inventory consist of the following (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                           1998            1997
                                                           ----            ----
 Raw material and purchased components                   $6,532          $6,817
 Work-in-process                                          3,939           3,290
 Finished goods                                             650             674
                                                     ----------    ------------
                                                        $11,121         $10,781
                                                     ----------    ------------
                                                     ----------    ------------

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S CURRENT PRODUCTS AND NEW PRODUCTS IN DEVELOPMENT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCTS, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AS WELL AS SUCH OTHER RISKS AS ARE DESCRIBED UNDER "BUSINESS RISKS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems based on advanced CT technology. InVision was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, InVision received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium and since such time has received orders for a total of 120 systems of which a total of 100 had been shipped as of March 31, 1998. Today the Company markets its more advanced CTX 5000 and CTX 5500 explosive detection systems (the "CTX 5000 Series") and has other products under development.

     On September 30, 1997, InVision acquired Quantum Magnetics, Inc., ("Quantum") a privately held developer of explosive detection equipment based on quadrupole resonance technology. The transaction has been accounted for as a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated to include Quantum's results. Quantum is currently a development stage company with products in the prototype stage and a recent order from the FAA to supply two QSCAN-500 advanced technology systems with an option for three more units. Quantum is also a leading supplier of research and development services in the area of magnetic sensing and detection technologies to a number of government agencies.

     For the three months ended March 31, 1998 and the fiscal year ended December 31, 1997, the Company had revenues of $15.9 million and $56.4 million, respectively, and as of March 31, 1998 had a backlog of approximately $21 million.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its explosive detection systems based on "CT" or CAT Scan technology. At March 31, 1998, the Company had 107 full-time employees engaged in research and development activities while also using the services of 18 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the three months ended March 31, 1998 and 1997, the Company spent $4.3 million and $2.6 million, respectively, on research and development activities. Of these amounts, $2.6 million in the first three months of 1998 and $1.5 million in 1997 were funded by the FAA and other government and private agencies under development contracts and grants. To the extent that contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

     In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first three months of 1998, approximately $10.8 million, or 68%, of the Company's revenues, were generated from sales to the Company's largest customer. During the fiscal year ended December 31, 1997, revenues from the Company's largest customer were approximately $32.1 million, or 57%, of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 Series primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the three months ended March 31, 1998 and the year ended December 31, 1997, international sales represented 31% and 46%, respectively, of the Company's revenues.

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

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998         1997
                                                            ----         ----
Revenues                                                   100.0 %      100.0
Cost of revenues                                            51.5         50.2
                                                          ------       ------
         Gross profit                                       48.5         49.8
                                                          ------       ------

Operating expenses:
     Research and development                               10.6         11.5
     Sales and marketing                                    10.5         14.2
     General and administrative                             11.4         16.2
                                                          ------        -----
         Total operating expenses                           32.5         41.9
                                                          ------        -----

Income from operations                                      16.0          7.9
Interest expense                                            (0.4)        (0.3)
Interest and other income, net                               1.5          0.2
                                                          ------        -----
Income before provision for income taxes                    17.2          7.9

Provision for income taxes                                   2.9          1.3
                                                          ------        -----

         Net income                                         14.2 %        6.5 %
                                                          ------        -----
                                                          ------        -----

     REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support.

     Revenues increased by 69% to $15.9 million in the first quarter of 1998 from $9.4 million in the first quarter of 1997. This increase was primarily the result of the growth in unit shipments generated from initial deliveries on the 54 unit order by the FAA, and continuing shipments from international markets. The quarter ended March 31, 1997 was the Company's first profitable quarter since the inception of the Company.

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

     Total research and development expenditures increased by 65% to $4.3 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997. Of these amounts, $2.6 million and $1.5 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities for the first quarters of 1998 and 1997, respectively. As a percentage of revenues, net research and development expenditures decreased to 10.6% in the first quarter of 1998 from 11.5% in the first quarter of 1997. The growth in research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

     Sales and marketing expenditures increased by 24.8% to $1.7 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997. As a percentage of revenues, sales and marketing expenditures declined to 10.5% in the first quarter of 1998 from 14.2% in the first quarter of 1997. The increased level of expenditures in the first quarter of 1998 reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

     General and administrative expenses increased by 19.4% to $1.8 million in the first quarter of 1998 from $1.5 million in the first quarter of 1997. As a percentage of revenues, general and administrative expenses decreased to 11.4% in the first quarter of 1998 from 16.2% in the first quarter of 1997. The increase in general and administrative expenses in absolute dollars is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense increased to $58,000 in the first quarter of 1998 from $27,000 in the first quarter of 1997. The increase in interest expense is primarily the result of additional long-term financing of capital equipment in connection with the October, 1997 move by the Company into new facilities.

     INTEREST AND OTHER INCOME, NET. The Company recognized net interest and other income of $234,000 in the first quarter of 1998 compared to $22,000 in the first quarter of 1997. The 1998 amount consists primarily of $233,000 in interest income for the quarter and results from the significantly higher cash and short-term investment balances in the first quarter of 1998 as compared to the 1997 quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $464,000 for the first quarter of 1998 and $125,000 for the first quarter of 1997, representing an effective tax rate of 17.0% for each period. The Company's effective tax rate of 17.0% is lower than the U.S. federal statutory rate of 34.0% as a result of utilization of net operating loss and other credit carry-forwards. At December 31, 1997 the Company had federal net operating loss carry-forwards of approximately $13.7 million available to reduce future federal taxable income and $2.0 million available to reduce

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


State taxable income. The Company's net operating loss carry-forwards expire from 2005 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three-year period and the timing of utilization of various tax benefits carried forward.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $21.7 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996 and $21.2 million in a second public offering in May 1997 ("May 1997 public offering"), and short-term borrowings under a working capital line of credit. At March 31, 1998, the Company had $18.1 million in cash, cash equivalents and short-term investments, compared to $19.2 million in cash, cash equivalents and short-term investments at December 31, 1997.

     In April 1998, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at March 31, 1998). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at March 31, 1998). Borrowings under both agreements are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes.

     Cash provided by operating activities was $46,000 in the first quarter of 1998 compared to $136,000 of cash generated by operating activities in the first quarter of 1997. Cash provided by operating activities in the first quarter of 1998 primarily resulted from net income of $2.3 million offset by increases in accounts receivable and inventory, and a decrease in deferred revenues.

     Net cash generated from investing activities was $3.8 million in the first quarter of 1998 compared to $265,000 of cash used in the quarter of 1997, primarily due to the sale of short-term investments, release of restricted cash and the purchase of capital equipment. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company had approximately $2.1 million in short-term investments at March 31, 1998.

     Net cash used in financing activities was $1.9 million in the first quarter of 1998 compared to cash provided by financing activities of $98,000 in the first quarter of 1997. The decrease in the first quarter of 1998 was primarily due to repayment of debt offset by purchases under the employee stock purchase plan and exercises of incentive stock options.

     The Company believes that existing cash and cash equivalents of $16.0 million as of March 31, 1998, short-term investments of $2.1 million, and available borrowings under the Company's line of credit agreements will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

     The quarter ended March 31, 1997 was the Company's first profitable quarter since inception. Although the Company has reported a profit in each subsequent quarter, there can be no assurance that the Company will continue to be profitable on a quarterly basis or annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the availability of manufacturing capacity, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

     In addition, as a result of the consummation of the acquisition of Quantum in the third quarter of 1997, the Company's operating expenses may potentially increase. There can be no assurance that the integration of the business can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired business will be sufficient to support the costs associated with the business, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on the Company's business and results of operations.

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

     Substantially all of InVision's customers and a high percentage of Quantum's research and development customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending. A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders.

                            PART  II.  OTHER INFORMATION

ITEM 6:        Exhibits and Reports on Form 8-K

               (a)  Exhibits

EXHIBIT NO.    DESCRIPTION
-----------    -----------
27             Financial Data Schedule.

               (b)  Reports on Form 8-K

                    None

                                     SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INVISION TECHNOLOGIES, INC.




Date: May 14, 1998                           /s/ Sergio Magistri
                                             -------------------
                                             Dr. Sergio Magistri
                                             President and
                                             Chief Executive Officer and
                                             Duly Authorized Officer



Date: May 14, 1998                           /s/ Curtis P. DiSibio
                                             ---------------------
                                             Curtis P. DiSibio
                                             Chief Financial Officer and
                                             Duly Authorized Officer