Form 10QSB
period 1998-06-30
INVISION TECHNOLOGIES INC
filed 1998-08-14
CIK 1005969

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q


(Mark One)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended JUNE 30, 1998 or


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

On June 30, 1998, there were 12,009,672 shares of the Registrant's Common Stock outstanding.

                          INVISION TECHNOLOGIES, INC.
                                   FORM 10-Q
                                     INDEX

ITEM                                                                  PAGE
----                                                                  ----
PART  I:  FINANCIAL INFORMATION


1.   Condensed Consolidated Financial Statements (unaudited)

   a.   Condensed Consolidated Balance Sheets - June 30, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .3

   b.   Condensed Consolidated Statements of Income - Three months and six months ended June 30, 1998 and 1997 . . . . . . . . . .4

   c.   Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997. . . . . . . . . . . . . . . . . .5

   d.   Notes to Condensed Consolidated Financial Statements. . . . . .6

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations. . . . . . . . . . . . . . . . . . . . . . .8



PART  II.  OTHER INFORMATION

2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . .17

4.   Submission of Matters To a Vote of Security Holders. . . . . . . .17

5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .18

6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .19

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                            INVISION TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      (UNAUDITED)
                                                        JUNE 30,     DECEMBER 31,
                                                          1998           1997
                                                      -----------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                         $ 12,337       $ 14,111
     Restricted cash                                        302          1,556
     Short-term investments                               2,020          5,079
     Accounts receivable                                 20,673         16,847
     Inventories                                         11,642         10,781
     Other current assets                                 1,130            531
                                                       --------       --------
          Total current assets                           48,104         48,905

Long-term restricted cash                                   800            800
Property and equipment, net                               7,798          7,180
Other assets                                                939            366
                                                       --------       --------
                                                       $ 57,641       $ 57,251
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $  4,950       $  5,097
     Accrued liabilities                                  4,084          4,032
     Short-term debt                                      3,989          4,168
     Deferred revenue                                       520          3,376
     Current maturities of long-term obligations            420            426
                                                       --------       --------
          Total current liabilities                      13,963         17,099
                                                       --------       --------

Long-term obligations                                     1,222          1,336
                                                       --------       --------
Stockholders' equity:
     Common stock, $0.001 par value, 20,000 shares
       authorized; 12,010 and 11,906 issued and
       outstanding                                           12             12
     Additional paid-in capital                          57,024         56,602
     Deferred stock compensation expense                   (165)          (199)
     Accumulated deficit                                (13,727)       (17,599)
     Treasury stock, at cost (81 shares in 1998)           (688)            --
                                                        --------       --------
          Total stockholders' equity                     42,456         38,816
                                                       --------       --------
                                                       $ 57,641       $ 57,251
                                                       --------       --------
                                                       --------       --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INVISION TECHNOLOGIES, INC
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 -----------------------       -----------------------
                                                   1998           1997           1998           1997
                                                 --------       --------       --------       --------
Revenues                                         $ 15,432       $ 13,408       $ 31,312       $ 22,785
Cost of revenues                                    9,114          6,693         17,288         11,401
                                                 --------       --------       --------       --------
  Gross profit                                      6,318          6,715         14,024         11,384
                                                 --------       --------       --------       --------
Operating expenses:
  Research and development                          1,622          2,348          3,309          3,427
  Sales and marketing                               1,576          1,511          3,238          2,843
  General and administrative                        1,621          1,514          3,430          3,029
                                                 --------       --------       --------       --------
    Total operating expenses                        4,819          5,373          9,977          9,299
                                                 --------       --------       --------       --------

Income from operations                              1,499          1,342          4,047          2,085
Interest expense                                      (24)          (261)           (82)          (288)
Interest and other income, net                        201            180            435            202
                                                 --------       --------       --------       --------
Income before provision for income taxes            1,676          1,261          4,400          1,999

Provision for income taxes                             64            349            528            474
                                                 --------       --------       --------       --------
Net income                                       $  1,612       $    912       $  3,872       $  1,525
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------
Net income per share:
     Basic                                       $   0.13       $   0.08       $   0.32       $   0.15
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------
     Diluted                                     $   0.13       $   0.08       $   0.30       $   0.13
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------
Weighted average shares outstanding:
     Basic                                         12,050         10,892         12,036         10,391
     Diluted                                       12,895         11,962         12,900         11,488

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INVISION TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                      ----------      ----------

Net cash used in operating activities                                                  $ (3,521)      $ (1,329)
                                                                                      ----------      ----------
Cash flows from investing activities:
      Purchases of  property and equipment                                               (1,428)        (2,665)
      Sales (purchases) of short-term investments, net                                    3,059        (17,737)
      Release of restricted cash                                                          1,254             --
      Additions to other assets                                                            (573)            --
                                                                                      ----------      ----------
          Net cash provided by (used in) investing activities                             2,312        (20,402)
                                                                                      ----------      ----------

Cash flows from financing activities:
      Proceeds from debt financing                                                           --          2,244
      Repayments of debt, net                                                              (299)           (36)
      Repurchases of common stock                                                          (688)            --
      Proceeds from issuance of common stock, net                                           422         21,259
                                                                                      ----------      ----------
          Net cash provided by (used in) financing activities                              (565)        23,467
                                                                                      ----------      ----------

Net increase (decrease) in cash and cash equivalents for the period                      (1,774)         1,736
Cash and cash equivalents at beginning of period                                         14,111          2,363
                                                                                      ----------      ----------
Cash and cash equivalents at end of period                                             $ 12,337       $  4,099
                                                                                      ----------      ----------
                                                                                      ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                                                    $    114       $      2
      Income taxes paid                                                                $    733       $     --



       The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INVISION TECHNOLOGIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-20815).

     Operating results for the three month and six month periods ended June 30, 1998 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1998 or any other future period.

2.   NET INCOME PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." All historical earnings per share information has been restated as required by FAS 128.

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock.

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share amounts):



                                                  Three months ended June 30,
                                    -------------------------------------------------------
                                                1998                         1997
                                    --------------------------    -------------------------
                                                        Per                          Per
                                                       Share                        Share
                                    Income   Shares    Amount   Income   Shares     Amount
                                    ------   ------    ------   ------   ------    ------
Basic net income per share:
Income available to
Common Stockholders                 $1,612   12,050   $0.13   $  912     10,892   $   0.08
Effect of dilutive securities:
Options                                         845                       1,070
Diluted net income per share:       ---------------           -----------------
Income available to Common
Stockholders plus assumed
conversions                         $1,612   12,895   $0.13   $  912     11,962   $   0.08
                                    ---------------           -----------------
                                    ---------------           -----------------


                                                 Six months ended June 30,
                                    -------------------------------------------------------
                                               1998                          1997
                                    --------------------------    -------------------------
                                                        Per                          Per
                                                       Share                        Share
                                    Income   Shares    Amount   Income   Shares     Amount
                                    ------   ------    ------   ------   ------     ------
Basic net income per share:
Income available to
Common Stockholders                 $3,872   12,036    $   0.32  $1,525   10,391   $0.15
Effect of dilutive securities:
Options                                         864                        1,097
Diluted net income per share:       ---------------              ---------------
Income available to Common
Stockholders plus assumed
conversions                         $3,872   12,900    $   0.30   $1,525   11,488  $0.13
                                    ---------------              ----------------
                                    ---------------              ----------------



     The computation of diluted net income per share for the quarter and six months ended June 30, 1998 does not include 239,223 shares and 236,719 shares, respectively, because to do so would have been anti-dilutive for the periods presented.

                            INVISION TECHNOLOGIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


3.   ACCOUNTS RECEIVABLE

      The components of accounts receivable consist of the following (in thousands):



                                                   JUNE 30,       DEC. 31,
                                                     1998           1997
                                                   --------       --------
Billed                                             $16,395         $11,009
Unbilled                                             4,278           5,838
                                                   --------       --------
                                                   $20,673         $16,847
                                                   --------       --------
                                                   --------       --------

4.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                   JUNE 30,       DEC. 31,
                                                    1997           1998
                                                   --------       --------
Raw material and purchased components                $5,993         $6,817
Work-in-process                                       5,077          3,290
Finished goods                                          572            674
                                                   --------        -------
                                                    $11,642        $10,781
                                                   --------       --------
                                                   --------       --------

5.   PROPERTY AND EQUIPMENT

     The components of property and equipment consist of the following (in thousands):

                                                   JUNE 30,       DEC. 31,
                                                     1998           1997
                                                   --------       --------
Machinery and  Equipment                            $4,367         $3,626
Self constructed assets                              2,827          2,249
Furniture and fixtures                               1,045            976
Leasehold improvements                               2,911          2,872
                                                   --------       --------
                                                    11,150          9,723
  Less:  accumulated depreciation                   (3,352)        (2,543)
                                                   --------       --------
                                                    $7,798         $7,180
                                                   --------       --------
                                                   --------       --------

6.   FOLLOW-ON EQUITY OFFERING

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

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S CURRENT PRODUCTS AND NEW PRODUCTS IN DEVELOPMENT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCTS OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING AND FUNDING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, AS WELL AS SUCH OTHER RISKS AS ARE DESCRIBED UNDER "BUSINESS RISKS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems based on advanced CT technology. InVision was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, InVision received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium and since such time has received orders for a total of 133 systems of which a total of 117 had been shipped as of June 30, 1998. Today the Company markets its more advanced CTX 5000 and CTX 5500 explosive detection systems (the "CTX 5000 Series") and has other products under development.

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

     For the three month and six month periods ended June 30, 1998, the Company had revenues of $15.4 million and $31.3 million, respectively, and as of June 30, 1998 had backlog equipment orders, service agreements and R&D contracts of approximately $25 million.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its explosive detection systems based on "CT" or CAT Scan technology. At June 30, 1998, the Company had 108 full-time employees engaged in research and development activities while also using the services of 16 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the six months ended June 30, 1998 and 1997, the Company spent $8.1 million and $5.8 million, respectively, on research and development activities. Of these amounts, $4.8 million and $2.4 million, respectively, were funded by the FAA and other government and private agencies under development contracts and grants. To the extent that contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

     In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first six months of 1998, approximately $21.2 million, or 68%, of the Company's revenues, were generated from sales to the Company's largest customer, the U.S. government. During the fiscal year ended December 31, 1997, revenues from the Company's largest customer, the U.S. government, were approximately $32.1 million, or 54%, of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 Series primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the six months ended June 30, 1998 and the year ended December 31, 1997, international sales represented 35% and 46% respectively, of the Company's revenues.

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

     The Company recognizes revenue upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon completion of such acceptance criteria. The Company typically requires significant customer deposits and progress payments in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized. Systems typically carry a one-year warranty.

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



                                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                      JUNE 30,                                    JUNE 30,
                                          ---------------------------                 ----------------------------
                                             1998              1997                      1998               1997
                                             ----              ----                      ----               ----
Revenues                                    100.0%            100.0%                    100.0%             100.0%
Cost of revenues                             59.1              49.9                      55.2               50.0
                                          -------           -------                   -------            -------
      Gross profit                           40.9              50.1                      44.8               50.0
                                          -------           -------                   -------            -------

Operating expenses:

         Research and development            10.5              17.5                      10.6               15.0
         Sales and marketing                 10.2              11.3                      10.3               12.5
         General and administrative          10.5              11.3                      11.0               13.3
                                          -------           -------                   -------            -------
             Total operating expenses        31.2              40.1                      31.9               40.8
                                          -------           -------                   -------            -------

Income from operations                        9.7              10.0                      12.9                9.2
Interest expense                             (0.2)             (1.9)                     (0.3)              (1.3)
Interest and other income, net                1.3               1.3                       1.4                0.9
                                          -------           -------                   -------            -------
Income before provision for income taxes     10.8               9.4                      14.0                8.8


Provision for income taxes                    0.4               2.6                       1.7                2.1
                                          -------           -------                   -------            -------
      Net income                             10.4 %             6.8%                     12.3%               6.7%
                                          -------           -------                   -------            -------
                                          -------           -------                   -------            -------

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER

     REVENUES.   The Company's revenues are comprised of system revenues,
which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support.

     Revenues increased by 15.1% to $15.4 million for the second quarter of 1998, compared to $13.4 million in the second quarter of 1997. This increase was primarily the result of the growth in unit shipments generated from the 54 unit order by the FAA in December 1996 and continuing shipments into
international markets.   In the second quarter of 1998, the company shipped
17 units (10 units to the FAA and 7 units to international customers), compared to 13 units (4 units to the FAA and 9 units to international customers), in the second quarter of 1997. The Company typically ships against a backlog of orders for its products. The backlog (excluding R&D contracts) as of June 30, 1998 was $18.2 million, compared to $62.1 million as of June 30, 1997.

     Quantum research and development contracts were reported as revenues prior to the acquisition by Invision. All Quantum research and development revenues have been classified as a reduction to research and development expense to conform with the Company's policy.

                          INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

      GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor, overhead and warranty costs. In any given period the Company's gross profit may be affected by several factors, including product configuration, location of the installation, and complexity of integration
into various airport environments.   Gross profit decreased 5.9% to $6.3
million in the second quarter of 1998 from $6.7 million in the second quarter of 1997. Gross margins were 40.9% and 50.1%, respectively. The decrease in gross margins was primarily due to configurations of units shipped and volume discounts in the second quarter of 1998 that resulted in lower average selling prices of systems shipped during the period. In the absence of any unusual circumstances or events, the Company expects the average selling prices and gross margins of systems to increase in future quarters.

     RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. All software and hardware research and development costs are expensed as incurred. Beginning in 1991, total research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA.

     Net research and development expenses would have been $2.1 million in the second quarter of 1998 without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under FAS 86, software production costs for computer software that is to be used as an integral part of a product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. No software development costs were capitalized in the second quarter of 1997 because research and development on the new product line had not been completed. Before considering the impact of software capitalization, gross research and development expenditures increased by 30.3% to $4.3 million in the second quarter of 1998 from $3.3 million in the second quarter of 1997. Of these amounts, $2.1 million and $0.9 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities. As a percentage of revenues, net research and development expenditures decreased to 10.5% in the second quarter of 1998 from 17.5% in the second quarter of 1997. The increase in research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

     Sales and marketing expenditures increased by 4.3% to $1.6 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997. As a percentage of revenues, sales and marketing expenditures decreased to 10.2% in the second quarter of 1998 from 11.3% in the second quarter of 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, payments to consultants, professional service fees, and travel and other general expenses.

     General and administrative expenses increased by 7.1% to $1.6 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997. As a percentage of revenues, general and administrative expenses decreased to 10.5% in the second quarter of 1998 from 11.3% in the second quarter of 1997. The increase in general and administrative expenses in absolute dollars is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense decreased to $24,000 in the second quarter of 1998 from $261,000 in the second quarter of 1997. Interest expense in the first six months of 1997 consists primarily of a non-cash charge resulting from the amortization of a loan warrant discount.

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $201,000 in the second quarter of 1998 from $180,000 in the second quarter of 1997. The 1998 amount consists primarily of interest income for the quarter and results from the significantly higher cash and short-term investment balances in the second quarter of 1998 as compared to the same quarter in 1997.

PROVISION FOR INCOME TAXES. The Company revised the effective tax rate in the second quarter of 1998 based on current estimates for the year. The provision for income taxes of $64,000 in the quarter reflects the effects of the cumulative adjustment based on an effective tax rate of 12.0% for the year.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR SIX MONTH PERIOD

     REVENUES. Revenues increased by 37.4% to $31.3 million for the first six months of 1998, compared to $22.8 million in the first six months of 1997. This increase was primarily the result of the growth in unit shipments generated from the 54 unit order by the FAA in December 1996 and continuing shipments into international markets. In the first half of 1998, the Company shipped 33 units (22 units to the FAA and 11 units to international customers), compared to 22 units (9 units to the FAA and 13 units to international customers), in the first half of 1997. The Company typically ships against a backlog of orders for its products. The backlog (excluding R&D contracts) as of June 30, 1998 was $18.2 million, compared to $62.1 million as of June 30, 1997.

     Quantum research and development contracts were reported as revenues prior to the acquisition by Invision. All Quantum research and development revenues have been classified as a reduction to research and development expense to conform with the Company's policy.

      GROSS PROFIT.   Gross profit increased 23.2% to $14.0 million in the
first six months of 1998 from $11.4 million in the first six months of 1997. Gross margins were 44.8% and 50.0%, respectively. The decrease in gross margin percentage was primarily due to configurations of units shipped and volume discounts in the second quarter of 1998 that resulted in lower average selling prices of systems shipped during the quarter. In the absence of any unusual circumstances or events, the Company expects the average selling prices and gross margins of systems to increase in future periods.

     RESEARCH AND DEVELOPMENT. Beginning in 1991, research and development expenditures by the Company have been partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA.

     Net research and development expenses would have been $3.8 million in the first six months of 1998 without the capitalization of software development costs in accordance with FAS 86. No software development costs were capitalized in the first six months of 1997 because research and development on the new product line had not been completed. Before considering the impact of software capitalization, gross research and development expenditures increased by 48.3% to $8.6 million in the first six months of 1998 from $5.8 million in the first six months of 1997. Of these amounts, $4.8 million and $2.4 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities. As a percentage of revenues, net research and development expenditures decreased to 10.6% in the first six months of 1998 from 15.0% in the first six months of 1997. The increase in research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenses increased by 13.9% to $3.2 million in the first six months of 1998 from $2.8 million in the first six months of 1997. As a percentage of revenues, sales and marketing expenses decreased to 10.3% in the first six month period of 1998 from 12.5% in the first six months of 1997. The increased level of spending in the first six months of 1998 reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 13.2% to $3.4 million in the first six months of 1998 from $3.0 million in the first six months of 1997. As a percentage of revenues, general and administrative expenses decreased to 11.0% in the first six months of 1998 from 13.3% in the first six months of 1997. The increase in general and administrative expenses in absolute dollars is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense decreased to $82,000 for the first six months of 1998 from $288,000 for the first six months of 1997. Interest expense in the first six months of 1997 consists primarily of a non-cash charge resulting from the amortization of a loan warrant discount.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $435,000 in the first six months of 1998 from $202,000 in the first six months of 1997. The 1998 amount consists primarily of interest income for the period and results from the significantly higher cash and short-term investment balances in the first six months of 1998 as compared to the same period in 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $528,000 in the first six months of 1998 and $474,000 in the first six months of 1997, representing an effective tax rate of 12.0% and 23.7%. The Company's effective tax rate of 12.0% in the first half of 1998 is lower than the statutory tax rates primarily due to the utilization of net operating loss and other credit carryforwards. At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $13.7 million available to reduce future federal taxable income and $2.0 million available to reduce State taxable income. The Company's net operating loss carry-forwards expire from 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under a working capital line of credit. At June 30, 1998, the Company had $14.4 million in cash, cash equivalents and short-term investments, compared to $19.2 million in cash, cash equivalents and short-term investments at December 31, 1997.

     Net cash used in operating activities was $3.5 million in the first six months of 1998, compared to $1.3 million for the first six months of 1997. Cash used in operating activities in the first six months of 1998 primarily resulted from net income of $3.9 million and the non-cash effect from depreciation and amortization of $0.8 million, offset by an increase in accounts receivable due to the timing of revenues (i.e., late in the second quarter of 1998), a decrease in deferred revenues and an increase in inventory.

     Net cash provided by investing activities was $2.3 million in the first six months of 1998, compared to $20.4 million used in investing activities in the first six months of 1997. Net cash provided by investing activities primarily resulted from the sale of short-term investments and release of restricted cash, partially offset by the purchase of capital equipment and additions to other assets. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company had $2.0 million in short-term investments at June 30, 1998.

                            INVISION TECHNOLOGIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

     Net cash used in financing activities was $565,000 in the first six months of 1998, compared to the $23.5 million provided by financing activities in the first six months of 1997. Net cash used in financing activities in the first six months of 1998 primarily resulted from the repurchase of common stock at prevailing market prices and the repayment debt, partially offset by proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Future repurchases of the Company's common stock would be based on market conditions and evaluated on a case by case basis.

     In April 1998, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at June 30, 1998). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at June 30, 1998). Borrowings under both agreements are secured by all of the Company's assets other than its intellectual property. The agreements expire in April 1999 and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. As of June 30, 1998, the Company had borrowings of $4.0 million.

     In April 1998, the Company renewed its committed equipment line of credit with Silicon Valley Bank that transforms into a term loan (computer equipment
- 36 months; furniture and fixtures - 60 months) after drawdown. The agreement expires in April 1999 and provides for borrowings up to $1.75 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at June 30, 1998) and are secured by the assets purchased or financed. As of June 30, 1998, the Company had borrowings of $1.25 million under the agreement.

     The Company believes that existing cash and cash equivalents of $12.3 million as of June 30, 1998, short-term investments of $2.0 million, and available borrowings under the Company's line of credit agreements will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

     The quarter ended March 31, 1997 was the Company's first profitable quarter since inception. Although the Company has reported a profit in each subsequent quarter, there can be no assurance that the Company will continue to be profitable on a quarterly basis or annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors and the certification of certain of these products, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation security industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers, a high percentage of which are public agencies which are subject to legislative budgeting and other limitations, including with respect to its largest customer, the U.S. Government, the risk that the FAA may not complete the reconciliation of reprogrammed funds under the current budget to purchase additional explosive detection systems ("EDS") in fiscal 1998 or that Congress may not appropriate the proposed $100 million of funds to purchase EDS equipment in fiscal 1999 or that, if appropriated, a substantial portion of the funds will not be used to purchase the Company's products. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

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

The Company also currently uses software and related computerized information systems that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently utilize two-digit date fields, rather than four-digit date fields, to define the applicable year. When the millenium date change occurs, date-sensitive systems will recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in systems failure or cause systems to process critical financial and operational information incorrectly.

Based on ongoing assessments, the Company has determined that it will be required to modify or upgrade portions of its computer software so that its computer systems will properly use and recognize dates beyond December 31, 1999. Based on preliminary information compiled by the Company, the Company does not believe that the costs of addressing the year 2000 issue will be material to the Company. Other factors that may affect the Company's costs in addressing the year 2000 issue include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company expects to complete all year 2000 programming changes during fiscal 1999. The estimated costs of and time frame related to this project are based on estimates of the Company's management, and there can be no assurance that actual costs will not differ materially from the current expectations. In addition, the Company's ability to interface with its customers, particularly with respect to electronic data interchange programs, may be impacted by the failure of its customers to make the appropriate upgrades or modifications to their programs to address the year 2000 issue. Nevertheless, the Company does not expect that the costs of addressing potential problems relating to the year 2000 issue will have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Although the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, if such processing issues are not resolved in a timely manner, the year 2000 issue could have a material impact on the operations and financial conditions of the Company.

                         PART  II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company recently amended Section 5 of its Bylaws to revise the time period in which stockholders who wish to bring matters or propose nominees for
director at the Company's annual meeting must give advance notice.   Under the
amended bylaw, such advance notice must be received by the Company between 60 and 90 days of the first anniversary of the preceding year's annual meeting date, subject to certain adjustments in the event that such anniversary date
differs by more than 30 days from the current year annual meeting date.   This
amendment does not affect the advance notice and other requirements for including stockholder proposals in the Company's proxy statement under the Securities Exchange Act of 1934, which are governed by such Act and the rules and regulations thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of the Stockholders was held May 28, 1998. Matters voted at that meeting were:

     (i) The election of the Class II directors to hold office until 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.
     (ii) The amendment of the Company's Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance by 400,000 shares to 2,621,818 shares.
     (iii) The ratification of the selection of Pricewaterhouse Coopers LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

     Tabulations for each proposal were as follows:

           Proposal I.  Election of Class II Directors

                  Director                          For                Withheld
                  --------                          ---                --------
           DR. GIOVANNI LANZARA                   7,115,104              84,650
           AMBASSADOR MORRIS D. BUSBY             7,115,929              83,825

           Proposal II. Amendment of the Company's Equity Incentive Plan

              For              Against             Abstain
              ---              -------             -------
           6,754,046           383,154             62,554

           Proposal III. Ratification of the selection of PricewaterhouseCoopers LLP

              For              Against             Abstain
              ---              -------             -------

           7,142,388           13,331              44,035

           Continuing Directors:
           Dr. Sergio Magistri, the Class I director, and Dr. Douglas P. Boyd and Dr. Bruno Trezza, the Class III directors, continued as directors following the Annual Meeting.

ITEM 5.   OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 27, 1999 and March 29, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended). However, if the date of the 1999 annual meeting of stockholders is held on a date more than 30 days from May 28, 1999, such specified information must be provided to the Company not earlier than the close of business on the 90th day prior to the 1999 annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the Company fewer than 70 days prior to the date of the 1999 annual meeting, the close of business on the 10th day following the day on which public announcement of the date of the 1999 annual meeting is first made by the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3.2      Bylaws of Registrant, as amended

          10.25 Loan Modification Agreement, dated April 15, 1998, to the Domestic Loan and Security Agreement, dated
                    February 20, 1997, and the Export-Import Bank Loan and Security Agreement, dated February 20, 1997, between the Registrant and Silicon Valley Bank

          10.26 Release of Security Agreement, dated April 15, 1998, for the release of security interest in the Registrant's trademarked works set forth in the Intellectual Property Security Agreement, dated February 20, 1997, between the Registrant and Silicon Valley Bank

          10.27     Release of Security Agreement, dated April
                    15, 1998, for the release of security interest in the Registrant's patented works set forth in the Intellectual Property Security Agreement, dated February 20, 1997, between the Registrant and Silicon Valley Bank

          10.28     Negative Pledge Agreement, dated April 15,
                    1998, covering all of the Registrant's Intellectual Property between the Registrant and Silicon Valley Bank

          10.29     Consent Letter, dated June 1, 1998, from
                    Silicon Valley Bank for the Registrant's Stock Repurchase Program in connection with the Loan and Security Agreements, dated February 20, 1997, and as amended by the Loan Modification Agreement, dated April 15, 1998, between the Registrant and Silicon Valley Bank

          27        Financial Data Schedule

     (b) The Registrant filed no Reports on Form 8-K during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INVISION TECHNOLOGIES, INC.




Date: August 14, 1998        /s/ Sergio Magistri
                             -------------------
                             Dr. Sergio Magistri
                             President and Chief Executive Officer
                             (PRINCIPAL EXECUTIVE OFFICER)


Date: August 14, 1998        /s/ Curtis P. DiSibio
                             -------------------
                             Curtis P. DiSibio
                             Senior Vice President and Chief Financial Officer
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)