Form 10-Q
period 1998-09-30
INVISION TECHNOLOGIES INC
filed 1998-11-17
CIK 1005969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1998 or


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


                                (510) 739-2400
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

On September 30, 1998, there were 12,068,827 shares of the Registrant's Common Stock outstanding.

                         INVISION TECHNOLOGIES, INC.
                                  FORM 10-Q
                                    INDEX

ITEM                                                                         PAGE
----                                                                         ----
PART  I:  FINANCIAL INFORMATION

1.   Condensed Consolidated Financial Statements (unaudited)

          a.   Condensed Consolidated Balance Sheets - September 30, 1998
               and December 31, 1997 .......................................   3

          b.   Condensed Consolidated Statements of Income - Three months
               and nine months ended  September 30, 1998 and 1997 ..........   4

          c.   Condensed Consolidated Statements of Cash Flows - Nine
               months ended September 30, 1998 and 1997 ....................   5

          d.   Notes to Condensed Consolidated Financial Statements ........   6


2.   Management's  Discussion  and Analysis of  Financial
     Condition and Results of Operations ...................................   9



PART  II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K ...................................... 19

Signature Page ............................................................. 20

Exhibits ................................................................... 21

                         INVISION TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        (Unaudited)
                                                       September 30, December 3l,
                                                           1998          1997
                                                       ------------- ------------
Assets

Current assets:
   Cash and cash equivalents                             $ 10,524     $ 14,111
   Restricted cash                                            256        1,556
   Short-term investments                                   2,045        5,079
   Accounts receivable                                     22,980       16,847
   Inventories                                             11,653       10,781
   Other current assets                                     2,365          531
                                                         --------     --------
      Total current assets                                 49,823       48,905

Long-term restricted cash                                   1,000          800
Property and equipment, net                                 8,136        7,180
Other assets                                                1,326          366
                                                         --------     --------
                                                         $ 60,285     $ 57,251
                                                         --------     --------
                                                         --------     --------
Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                         4,122        5,097
   Accrued liabilities                                      5,369        4,032
   Short-term debt                                          3,608        4,168
   Deferred revenue                                           769        3,376
   Current maturities of long-term obligations                361          426
                                                         --------     --------
                                                           14,229       17,099
                                                         --------     --------
Long-term obligations                                       1,253        1,336
                                                         --------     --------
Stockholders' equity:
   Common stock, $0.001 par value, 20,000 shares               12           12
    authorized; 12,069 and 11,906 issued and outstanding
   Additional paid-in capital                              57,235       56,602
    deferred compensation expense                            (148)        (199)
   Accumulated deficit                                    (11,608)     (17,599)
   Treasury stock, at cost (81 shares in 1998)               (688)           -
                                                         --------     --------
      Total stockholders' equity                           44,803      38,816,
                                                         --------     --------
                                                         $ 60,285     $ 57,251
                                                         --------     --------
                                                         --------     --------

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                         INVISION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------
Revenues                                                 $ 16,464       $ 15,458       $ 47,776       $ 38,243
Cost of Revenues                                            8,906          7,731         26,194         19,132
                                                         --------       --------       --------       --------
  Gross profit                                              7,558          7,727         21,582         19,111
                                                         --------       --------       --------       --------

  Operating expenses:
  Research and development                                  1,932          1,762          5,241          5,189
  Sales and marketing                                       1,604          1,399          4,842          4,242
  General and administrative                                1,647          1,457          5,077          4,486
  Acquisition costs                                             -            685              -            685
                                                         --------       --------       --------       --------
    Total operating expenses                                5,183          5,303         15,160         14,602
                                                         --------       --------       --------       --------

Income from operations                                      2,375          2,424          6,422          4,509
Interest expense                                             (158)           (58)          (240)          (346)
Interest and other income, net                                191           (132)           626             70
                                                         --------       --------       --------       --------
Income before provision for income taxes                    2,408          2,234          6,808          4,233

Provision for income taxes                                    289            246            817            720
                                                         --------       --------       --------       --------

Net income                                               $  2,119       $  1,988       $  5,991       $  3,513
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Net Income per share:
  Basic                                                  $   0.18       $   0.17       $   0.50       $   0.32
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
  Diluted                                                $   0.17       $   0.15       $   0.47       $   0.29
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

Weighted average shares outstanding:
  Basic                                                    12,048         11,877         12,040         10,886
  Diluted                                                  12,760         12,853         12,853         11,943


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                         INVISION TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            Nine months ended
                                                                              September 30,
                                                                         ----------------------
                                                                           1998           1997
                                                                         -------        -------
Net cash used in operating activities                                    $(3,739)       $(2,220)
                                                                         -------        -------
Cash flows from investing activities:

 Purchases of property and equipment                                      (2,259)        (4,928)
 Sales (purchases) of short-term investments, net                          3,034         (3,990)
 Release of (additions to) restricted cash, net                            1,100           (800)
 Additions to other assets                                                  (960)             -
                                                                         -------        -------
  Net cash provided by (used in) investing activities                        915         (9,718)
                                                                         -------        -------
Cash flows from financing activities:
  Proceeds from debt financing                                             4,081          4,287
  Repayments of debt financing                                            (4,789)        (2,376)
  Repurchases of common stock                                               (688)             -
  Proceeds from issuance of common stock, net                                633         22,298
                                                                         -------        -------
  Net cash provided by (used in) financing activities                       (763)        24,209
                                                                         -------        -------
Net increase (decrease) in cash and cash equivalents for the period       (3,587)        12,271
Cash and cash equivalents at beginning of period                          14,111          2,471
                                                                         -------        -------
Cash and cash equivalents at end of period                               $10,524        $14,742
                                                                         -------        -------
                                                                         -------        -------

Supplemental disclosures of cash flow information:
  Interest paid                                                           $  238        $   150
  Income taxes paid                                                       $  757        $   116

Supplemental disclosures of noncash financing and investing activities:
  Property and equipment acquired under capital leases                    $    -        $     9
  Sale of fixed assets in exchange for note receivable                    $    -        $   100
  Purchase of intangibles and fixed assets for note payable               $    -        $   330
  Warrants issued in connection with financing agreements                 $    -        $    56
  Issuance of common stock as compensation                                $    -        $   240




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

     Operating results for the three month and nine month periods ended September 30, 1998 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1998 or any other future period.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share amounts):

                                       Three months ended September 30,                Nine months ended September 30,
                                ----------------------------------------------  ----------------------------------------------
                                         1998                    1997                    1998                    1997
                                ----------------------  ----------------------  ----------------------  ----------------------
                                                 Per                     Per                     Per                     Per
                                                Share                   Share                   Share                   Share
                                Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount
                                ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Basic net income per share:
Income available to
 common stockholders            $2,119  12,048   $0.18  $1,988  11,877  $0.17   $5,991  12,O40   $0.50  $3,513  10,886   $0.32
Effect of dilutive securities
Options                                    712                     976                     813                   1,057
                                ------  ------          ------  ------          ------  ------          ------  ------
Diluted net income per share:
Income available to common
 stockholders plus assumed
 conversions                    $2,119  12,760   $0.17  $1,988  12,853  $0.15   $5,991  12,853   $0.47  $3,513  11,943   $0.29
                                ------  ------          ------  ------          ------  ------          ------  ------

The computation of diluted net income per share for the three months and nine months ended September 30, 1998 does not include shares issuable upon exercise of options in the amounts of 341,038 and 271,492, respectively, because to do so would have been anti-dilutive for the periods presented.

                         INVISION TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



3. ACCOUNTS RECEIVABLE

     The components of accounts receivable consist of the following (in thousands):

                           SEPT. 30,           DEC. 31,
                             1998                1997
                           --------            --------
Billed                     $ 16,836            $ 11,009
Unbilled                      6,144               5,838
                           --------            --------
                           $ 22,980             $16,847
                           --------            --------
                           --------            --------

4. INVENTORIES

     The components of inventory consist of the following (in thousands):

                           SEPT. 30,           DEC. 31,
                             1998                1997
                           --------            --------
Raw Materials               $ 5,801             $ 6,817
Work-in-process               5,719               3,290
Finished goods                  133                 674
                           --------            --------
                           $ 11,653            $ 10,781
                           --------            --------
                           --------            --------

5. PROPERTY AND EQUIPMENT

     The components of property and equipment consist of the following (in thousands):

                                         SEPT. 30,           DEC. 31,
                                           1998                1997
                                         --------            --------
Machinery and equipment                   $ 4,618             $ 3,626
Self constructed assets                     3,360               2,249
Furniture and fixtures                      1,071                 976
Leasehold improvements                      2,933               2,872
                                         --------            --------
                                           11,982               9,723
Less: accumulated depreciation             (3,846)             (2,543)
                                         --------            --------
                                          $ 8,136             $ 7,180
                                         --------            --------
                                         --------            --------


6.   STOCKHOLDERS' EQUITY

   In late October 1998, the Company offered employees and consultants the opportunity to participate in an option repricing program. Under the program, each employee and consultant could elect on or before November 9 that his or her existing option issued under the Company's Equity Incentive Plan be converted into a repriced option. The per share exercise price of each repriced option would be equal to the greater of the fair market value of the Company's common stock on the conversion date (November 9, 1998) or $6.93. In return for the lower exercise price, the repriced options issued would be subject to a blackout period whereby no options could be exercised between November 9, 1998 and May 8, 1999. The number of shares vested under the converted option would vest immediately under the repriced option. All remaining shares subject to the repriced option would

                         INVISION TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

vest over a period that is equivalent to the vesting period remaining under the converted option. On November 9, the fair market value of the Company's common stock was $6.50 and options for a total of 313,986 shares were repriced at $6.93 per share. The weighted average per share exercise price of the outstanding shares subject to the options prior to conversion was $10.55 and the range of exercise prices was $7.69-$14.56.

     In May 1997, the Company sold 1,875,000 shares of common stock in an underwritten public offering at $12.00 per share generating net proceeds to the Company of approximately $21.2 million including proceeds from the underwriters over-allotment option exercised in June 1997.

     In October 1998, the Company repurchased an additional 33,900 shares of its common stock at prevailing market prices.

7.   ACQUISITION OF QUANTUM MAGNETICS, INC.

     On September 30, 1997, the Company acquired Quantum Magnetics, Inc. ("Quantum"), a developer of explosive systems based upon quadrupole resonance technology. The transaction has been accounted for as a pooling of interests effective September 30, 1997; therefore, all prior periods have been restated.

     Prior to the acquisition, Quantum used a September 30 fiscal year end. The financial statements of the Company have been restated to combine the results of Quantum as if it had used a December 31 year end. Non-recurring expenses associated with the acquisition, comprised primarily of outside accounting and legal fees, amounted to $685,000 and have been included in acquisition costs in the statement of income.

     In July 1997, the Company sold a portion of a prior investment in Quantum for net cash proceeds of $312,000 resulting in a loss of $402,000 which has been included in interest and other income, net in the statement of income. The sale reduced the Company's ownership interest in Quantum in order to comply with pooling-of-interests accounting rules.

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S CURRENT PRODUCTS AND NEW PRODUCTS IN DEVELOPMENT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS OF THE COMPANY'S PRODUCTS OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, RISKS INHERENT TO DOING BUSINESS WITH PUBLIC AGENCIES WHICH ARE SUBJECT TO LEGISLATIVE BUDGETING AND OTHER LIMITATIONS, AS WELL AS, SUCH OTHER RISKS AS ARE DESCRIBED UNDER "BUSINESS RISKS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND SUBSEQUENT QUARTERLY REPORTS ON FORM 10-Q.

OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems based on advanced "CT" or CAT Scan technology. InVision was formed in September 1990 to design and develop the CTX 5000 and remained in the development stage through December 1994. In March 1994, InVision received its first commercial order for a CTX 5000 system from the Brussels International Airport in Belgium and since such time has received orders for a total of 140 CTX Series systems of which a total of 132 had been shipped as of September 30, 1998. Today the Company markets its more advanced CTX 5000 and CTX 5500 explosive detection systems (the "CTX 5000 Series") and has other products under development.

     On September 30, 1997, InVision acquired Quantum Magnetics, Inc., ("Quantum") a privately held developer of explosive detection equipment based on quadrupole resonance technology. The transaction has been accounted for as a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated to include Quantum's results. Quantum is currently a development stage company with products in the prototype stage and an order from the FAA to supply two QSCAN-500 advanced technology systems. Quantum is also a leading supplier of research and development services, in the area of magnetic sensing and detection technologies, to a number of government agencies.

     For the three month and nine month periods ended September 30, 1998, the Company had revenues of $16.5 million and $47.8 million, respectively, and as of September 30, 1998 had backlog equipment orders, service agreements and R&D contracts of approximately $21.8 million.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its explosive detection systems based on CT technology. At September 30, 1998, the Company had 106 full-time employees engaged in research and development activities while also using the services of 23 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the Federal Aviation Administration ("FAA") and other government and private agencies under development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from the FAA. During the nine months ended September 30, 1998 and 1997, the Company spent $12.5 million and $9.6 million, respectively, on research and development activities. Of these amounts, $7.3 million and $4.4 million, respectively, were funded by the FAA and other government and private agencies under development contracts and grants. To the extent that contract and grant receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted.

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

     In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. During the first nine months of 1998, approximately $31.7 million, or 66%, of the Company's revenues, were generated from sales to the Company's largest customer, the U.S. government. During the fiscal year ended December 31, 1997, revenues from the Company's largest customer, the U.S. government, were approximately $32.1 million, or 54%, of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 Series primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. During the nine months ended September 30, 1998 and the year ended December 31, 1997, international sales represented 34% and 46%, respectively, of the Company's revenues.

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

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

RESULTS OF OPERATIONS

     The following table sets forth, certain income and expenditure items from the Company's condensed consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                      ---------------------         ---------------------
                                                       1998           1997           1998           1997
                                                      ------         ------         ------         ------
Revenues                                              100.00%        100.00%        100.00%        100.00%
Cost of revenues:                                      54.09          50.01          54.83          50.03
                                                      ------         ------         ------         ------
   Gross Profit                                        45.91          49.99          45.17          49.97
                                                      ------         ------         ------         ------

Operating expenses:
   Research and development                            11.73          11.40          10.97          13.57
   Sales and marketing                                  9.74           9.05          10.13          11.09
   General and administrative                          10.00           9.43          10.63          11.73
   Acquisition costs                                       -           4.43              -           1.79
                                                      ------         ------         ------         ------
     Total operating expenses                          31.47          34.31          31.73          38.18
                                                      ------         ------         ------         ------

Income from operations                                 14.43          15.68          13.44          11.79
Interest expense                                       (0.96)         (0.38)         (0.50)         (0.90)
Interest and other income, net                          1.16          (0.85)          1.31           0.18
                                                      ------         ------         ------         ------

Income before provision for income taxes               14.64          14.45          14.25          11.07

Provision for income taxes                              1.76           1.59           1.71           1.88
                                                      ------         ------         ------         ------

   Net income (loss)                                   12.88%         12.86%         12.54%          9.19%
                                                      ------         ------         ------         ------
                                                      ------         ------         ------         ------


CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER

     REVENUES.   The Company's revenues are comprised of system revenues,
which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support.

     Revenues were $16.5 million for the third quarter of 1998, an increase of 6.5% from the $15.5 million in the third quarter of 1997. This increase was primarily due to the initial shipments on the order from the FAA to upgrade all 59 CTX 5000 systems previously purchased by the FAA to the Company's second-generation CTX 5500 system. In the third quarter of 1998, the Company shipped 15 units (10 units to the FAA and 5 units to international customers) and the first 12 of the 59 CTX 5500 upgrades, compared to 16 units (13 units to the FAA and 3 units to international customers), in the third quarter of 1997. The Company typically ships against a backlog of orders for its products. The backlog (excluding R&D contracts) as of September 30, 1998 was $15.7 million, compared to $46.8 million as of September 30, 1997.

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

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

      GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor, overhead and warranty costs. In any given period the Company's gross profit may be affected by several factors, including product configuration, location of the installation, and complexity of integration into various airport environments. Gross profit was $7.6 million in the third quarter of 1998, a decrease of 2.2% from the $7.7 million in the third quarter of 1997. Gross margins were 45.9% and 50.0%, respectively. The decrease in gross margins from the same quarter in 1997 was primarily due to higher manufacturing overhead costs as a result of the Company's relocation to a new facility in late 1997.

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

     Net research and development expenses would have been $2.2 million in the third quarter of 1998 without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under FAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. No software development costs were capitalized in the third quarter of 1997 because research and development on the new product line had not been completed. Before considering the impact of software capitalization, gross research and development expenditures were $4.7 million in the third quarter of 1998, an increase of 23.5% from the $3.8 million in the third quarter of 1997. Of these amounts, $2.5 million and $2.1 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities. As a percentage of revenues, net research and development expenditures were 11.7% in the third quarter of 1998, compared to 11.4% in the third quarter of 1997. The increase in research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenditures consist primarily of compensation paid to direct and indirect sales and marketing personnel, payments to consultants, travel related to the sales process, and other selling and distribution costs.

     Sales and marketing expenditures were $1.6 million in the third quarter of 1998, an increase of 14.7% from the $1.4 million in the third quarter of 1997. As a percentage of revenues, sales and marketing expenditures were 9.7% in the third quarter of 1998, compared to 9.1% in the third quarter of 1997. The increase in sales and marketing expenditures in the 1998 quarters is primarily the result of personnel additions.

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

     General and administrative expenses were $1.6 million in the third quarter of 1998, an increase of 13.0% from the $1.5 million in the third quarter of 1997. As a percentage of revenues, general and administrative expenses were 10.0% in the third quarter of 1998, compared to 9.4% in the third quarter of 1997. The increase in general and administrative expenses is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense in the third quarters of 1998 and 1997 resulted primarily from short-term debt outstanding during each period.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $191,000 in the third quarter of 1998 from $(132,000) in the third quarter of 1997. The 1998 amount consists primarily of interest income for the quarter on cash and short-term investment balances in the quarter. The 1997 amount consists primarily of interest income for the quarter on cash and short-term balances in the quarter offset by a loss of $402,000 on the sale of Quantum stock prior to the Quantum acquisition.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $289,000 in the third quarter of 1998, representing an effective tax rate of 12.0% for the period. The provision for income taxes of $246,000 in the third quarter of 1997 reflects the provision adjustment based on an effective tax rate of 17.0% for the year.

CURRENT NINE MONTH PERIOD COMPARED TO PRIOR NINE MONTH PERIOD

     REVENUES. Revenues were $47.8 million for the nine month period ended September 30, 1998, an increase of 24.9% from the $38.2 million in the same period of 1997. This increase was primarily the result of the growth in unit shipments generated from the 54 unit order by the FAA in December 1996 and continuing shipments into international markets. In the nine month period of 1998, the Company shipped 48 units (32 units to the FAA and 16 units to international customers), compared to 38 units (22 units to the FAA and 16 units to international customers) in the nine month period of 1997. The Company typically ships against a backlog of orders for its products. The backlog (excluding R&D contracts) as of September 30, 1998 was $15.7 million, compared to $46.8 million as of September 30, 1997.

      Quantum research and development contracts were reported as revenues prior to the acquisition by Invision. All Quantum research and development revenues have been classified as a reduction to research and development expense to conform with the Company's policy.

      GROSS PROFIT.   Gross profit was $21.6 million in the nine month period
ended September 30, 1998, an increase of 12.9% from the $19.1 million in the same period of 1997. Gross margins were 45.2% and 50.0%, respectively. The decrease in gross margins was primarily due to higher manufacturing overhead costs as a result of the Company's relocation to a new facility in late 1997, and configurations of units shipped and volume discounts in the second quarter of 1998 that resulted in lower average selling prices of systems shipped during the quarter.

     RESEARCH AND DEVELOPMENT. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government and private agencies under development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA.

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

     Net research and development expenses would have been $6.0 million in the nine month period ended September 30, 1998 without the capitalization of software development costs in accordance with FAS 86. No software development costs were capitalized in the nine month period of 1997 because research and development on the new product line had not been completed. Before considering the impact of software capitalization, gross research and development expenditures were $13.3 million in the nine month period of 1998, an increase of 38.6% from the $9.6 million in the same period of 1997. Of these amounts, $7.3 million and $4.5 million, respectively, were funded by research and development contracts and grants from the FAA and other governmental and private entities. As a percentage of revenues, net research and development expenditures decreased to 11.0% in the nine month period of 1998 from 13.6% in the same period of 1997. The increase in gross research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

     SALES AND MARKETING. Sales and marketing expenses were $4.8 million in the nine month period ended September 30, 1998, an increase of 14.1% from the $4.2 million in the same period of 1997. As a percentage of revenues, sales and marketing expenses decreased to 10.1% in the nine month period of 1998 from 11.1% in the same period of 1997. The increased level of spending in the nine month period of 1998 reflects higher commissions and other direct selling expenses resulting from the increase in revenues, as well as increases in staffing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.1 million in the nine month period ended September 30, 1998, an increase of 13.2% from the $4.5 million in the same period of 1997. As a percentage of revenues, general and administrative expenses decreased to 10.6% in the nine month period of 1998 from 11.7% in the same period of 1997. The increased level of spending in the nine month period of 1998 is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

     INTEREST EXPENSE. Interest expense decreased to $240,000 in the nine month period ended September 30, 1998 from $346,000 in the same period of 1997. Interest expense in the nine month period of 1997 included a non-cash charge resulting from the amortization of a loan warrant discount.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $626,000 in the nine month period ended September 30, 1998 from $70,000 in the same period of 1997. The 1998 amount consists primarily of interest income for the period and results from the significantly higher cash and short-term investment balances in the nine month period of 1998 compared to the same period of 1997. The 1997 amount consists primarily of interest income offset by a loss of $402,000 on the sale of Quantum stock prior to the Quantum acquisition.

     PROVISION FOR INCOME TAXES. The provision for income taxes in the nine month periods ended September 30, 1998 and 1997 reflect an effective tax rate of 12.0% and 17.0%, respectively. The Company's effective tax rate of 12.0% in the nine month period of 1998 is lower than the statutory tax rates primarily due to the utilization of net operating loss and other credit carryforwards. At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $13.7 million available to reduce future federal taxable income and $2.0 million available to reduce State taxable income. The Company's net operating loss carry-forwards expire from 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under a working capital line of credit. At September 30, 1998, the Company had $12.6 million in cash, cash equivalents and short-term investments, compared to $19.2 million at December 31, 1997.

                         INVISION TECHNOLOGIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

     Net cash used in operating activities was $3.7 million in the nine month period ended September 30, 1998, compared to $2.2 million in the same period of 1997. Cash used in operating activities in the nine month period of 1998 primarily resulted from net income of $6.0 million, the non-cash effect from depreciation and amortization of $1.3 million and an increase in accrued liabilities, offset by an increase in accounts receivable due to the timing of revenues (i.e., late in the third quarter of 1998), a decrease in deferred revenues, an increase in other current assets, a decrease in accounts payable and an increase in inventory.

     Net cash provided by investing activities was $0.9 million in the nine month period ended September 30, 1998, compared to $9.7 million used in investing activities in the same period of 1997. Net cash provided by investing activities primarily resulted from the sale of short-term investments and release of restricted cash, partially offset by the purchase of capital equipment and additions to other assets due to software development costs capitalized in the period. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company had $2.0 million in short-term investments at September 30, 1998.

     Net cash used in financing activities was $0.8 million in the nine month period ended September 30, 1998, compared to the $24.2 million provided by financing activities in the same period of 1997. Net cash used in financing activities in the nine month period of 1998 primarily resulted from the repurchase of common stock at prevailing market prices and the net repayment of debt financing (principally, short-term borrowings under the line of credit), partially offset by proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. In October 1998, the Company repurchased an additional 33,900 shares of its common stock for $177,000 at the prevailing market prices at the time of purchase. Future repurchases of the Company's common stock would be based on market conditions and evaluated on a case by case basis.

     In April 1998, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at September 30, 1998). The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at September 30, 1998). Borrowings under both agreements are secured by all of the Company's assets other than its intellectual property. The agreements expire in April 1999 and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. As of September 30, 1998, the Company had borrowings of $3.0 million and a guarantee of performance under a sales contract to a certain customer through issuance of a letter of credit totaling $0.5 million.

     In April 1998, the Company renewed its committed equipment line of credit with Silicon Valley Bank that transforms into a term loan (computer equipment -36 months; furniture and fixtures - 60 months) after drawdown.
The agreement expires in April 1999 and provides for borrowings up to $1.75 million. Borrowings under this agreement bear interest at the bank's prime rate (8.50% at September 30, 1998) and are secured by the assets purchased or financed. As of September 30, 1998, the Company had borrowings of $1.25 million under the agreement.

     The Company believes that existing cash and cash equivalents of $10.5 million as of September 30, 1998, short-term investments of $2.0 million, and available borrowings under the Company's line of credit agreements will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

     The quarter ended March 31, 1997 was the Company's first profitable quarter since inception. Although the Company has reported a profit in each subsequent quarter, there can be no assurance that the Company will continue to be profitable on a quarterly basis or annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors and the certification of certain of these products, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation security industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers, a high percentage of which are public agencies which are subject to legislative budgeting and other limitations, including with respect to its largest customer, the U.S. government, the risk that a substantial portion of the $100 million of funds appropriated by Congress to purchase explosive detection systems equipment in fiscal 1999 will not be used to purchase the Company's products. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

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

     YEAR 2000 COMPLIANCE. The CTX 5000 Series contains installed computer systems and software products which are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th
century dates.   The Company also currently uses third party and some internally developed software and related hardware in its manufacturing, information, facilities and business systems that will be affected by the date change in the year 2000. When the millennium date change occurs, these date sensitive systems and products will recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in system failure or cause systems to process critical operational or financial information incorrectly.

     The Company has instituted a comprehensive Year 2000 project designed to identify and assess the risks associated with its products, operations and infrastructure, information systems, suppliers and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks; (2) assessment of risks; (3) development of remediation and contingency plans; and (4) implementation and testing.

     With respect to the Company's products in the CTX 5000 Series, the Company has completed its identification and assessment of risks with respect to product software and identified issues with the main computer operating system. Updates are available from the supplier to resolve these problems and initial tests of these updates have been successful. Upgrades for both the CTX 5000 and CTX 5500 are currently being prepared and tested. No problems have been identified with respect to secondary operating systems. A hardware component review for imbedded chips, clocks and supplier testing for Year 2000 compliance is in progress. Hardware components that are not Year 2000 compliant, if any, will be identified and upgraded. Initial review suggests only minor hardware effects. The Company anticipates that the final phase of the project, implementation and testing, will be completed for the CTX 5500, both original systems and upgrade kits, by the end of the fourth quarter of 1998, and for upgrade kits for the Company's first generation product, the CTX 5000, by the end of the second quarter of 1999. We recently demonstrated Year 2000 compliance of the CTX 5500 upgrade to the FAA and met their requirements. Year 2000 upgrades are currently being beta tested in several U.S. sites. Upon successful completion of the beta tests, straight forward field upgrades will be performed on all of the Company's 5500 installed base over the next few months. InVision also has identified an upgrade path for earlier CTX 5000 products, however, minor variations in system configuration will require additional time to identify and implement the upgrades. The cost to the Company of bringing its CTX 5500 product into year 2000 compliance has been determined from beta tests to be minimal. The cost of updating CTX 5000 systems is not yet fully determined but is expected not to be material. Furthermore, any cost to InVision is expected to be reduced by the significant number of CTX 5000 customers who have or are expected to make the decision to purchase CTX 5500 upgrade kits to realize the operational benefits of the next generation system in addition to the Year 2000 compliance features.

     With respect to the Company's internal computerized systems in its manufacturing, information, facilities and financial and administrative areas, the Company is at the beginning stage of a formal inventory and identification of risks. Outside consultants have been engaged to assist the Director of Quality Assurance and the Executive Staff under the direction of the Chief Financial Officer to complete this process, including the implementation of any necessary solutions and the design of any necessary contingency plans. Although the formal process is at an early stage, preliminary, informal assessments of compliance by principal third party software and hardware vendors earlier this year did not detect any significant compliance problems and the Company is hopeful that all phases of this portion of the compliance project can be
completed by the end of the first quarter of 1999.   However, the early stage of
this phase means that the Company can not yet predict whether significant problems will be identified and cannot yet determine the extent of contingency planning that may be required. The Company is also not in a position to state the total cost of remediation of all Year 2000 issues although costs identified to date have not been material and the Company does not expect total costs to be material.

     The Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation and contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant.
The Company plans to test such third-party products, but cannot be sure that its test will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and had additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties, including, in particular, those customers owning approximately one-half of the installed systems, whose systems are covered by an express Year 2000 warranty. The Company is continuing to evaluate Year 2000-related risks and will take such further corrective actions, including the development of contingency plans, as may be required.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b) The Registrant filed no Reports on Form 8-K during the quarter ended September 30, 1998.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INVISION TECHNOLOGIES, INC.







Date: November 16, 1998                 /s/ Sergio Magistri
                                        -------------------
                                        Dr. Sergio Magistri
                                        President and Chief Executive Officer
                                        (PRINCIPAL EXECUTIVE OFFICER)





Date: November 16, 1998                 /s/ Curtis P. DiSibio
                                        ---------------------
                                        Curtis P. DiSibio
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)