Form 10-K
period 1998-12-31
INVISION TECHNOLOGIES INC
filed 1999-03-31
CIK 1005969

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1998 or

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

                7151 GATEWAY BOULEVARD, NEWARK, CALIFORNIA 94560
          (Address of principal executive offices, including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average of the closing bid and asked prices of $5.03 on March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $44,505,480. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

On March 26, 1999, there were 12,067,627 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held May 27, 1999, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                           INVISION TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
COVER PAGE

TABLE OF CONTENTS                                                            i

PART I                                                                       1
Item 1.     Business                                                         1
Item 2.     Properties                                                      17
Item 3.     Legal Proceedings                                               17
Item 4.     Submission of Matters to a Vote of Security Holders             17

PART II                                                                    17
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                             17
Item 6.     Selected Financial Data                                         19
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             20
Item 8.     Financial Statements and Supplementary Data                     27
Item 9.     Changes in and Disagreements with Accountants on
            Accounting  and Financial Disclosure                            27

PART III                                                                    27
Item 10.    Directors and Executive Officers of the Registrant              27
Item 11.    Executive Compensation                                          27
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                           27
Item 13.    Certain Relationships and Related Transactions                  27

PART IV                                                                     27
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                             27

SIGNATURES                                                                  30

                                   PART I.

ITEM 1.  BUSINESS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS FOR THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FEDERAL AVIATION ADMINISTRATION OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS AND THE CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AS WELL AS THOSE DISCUSSED IN "--COMPETITION," "--BUSINESS RISKS" AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

         InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") is the worldwide leader in explosive detection technology. InVision develops, manufactures, markets and supports an explosive detection system for civil aviation security based on advanced computed tomography ("CT") technology. To date, the Company's CTX 5000 and CTX 5500 systems (together, the "CTX 5000 Series") are the only explosive detection system ("EDS") to be certified by the Federal Aviation Administration ("FAA") deployed for use in the inspection of checked luggage on commercial flights. Historically, the FAA has been the leader in establishing standards for aviation security worldwide, and the Company believes that airports around the world will migrate over time towards security policies consistent with those of the FAA. As a result, the Company believes that the CTX 5000 Series and its successors currently under development by the Company are well positioned to become the industry standard. Through December 31, 1998, the Company has received orders from the FAA for 69 CTX 5000 Series systems to be installed at the busiest U.S. airports and 59 kits to upgrade all of the FAA's CTX 5000 systems to CTX 5500 systems. In March 1999, it received another order from the FAA for an additional 21 CTX 5500 systems. For the years ended December 31, 1998 and 1997, the Company had revenues of $63.3 million and $56.4 million, respectively, and at December 31, 1998 had in backlog equipment orders and service agreements of approximately $10.1 million. As of December 31, 1998, 146 CTX 5000 series systems had been shipped to 43 airports in 16 countries around the world.

         The Company believes that CT based EDS technology is the only type of equipment capable of detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 Series is superior to competing systems by virtue of its advanced detection technology. The CT technology is capable of capturing and processing substantially more data than other explosive detection systems. The Company believes that there are important technological advantages that lead to the superiority of the CTX 5000 Series over the deployed systems of the Company's primary competitors. By combining heightened levels of data capture and diagnosis capabilities with simple user interfaces, InVision's CTX 5000 Series is capable of providing high detection and low false alarm rates, as well as advanced threat resolution capability and increased operator efficiency.

         InVision's principal subsidiary, Quantum Magnetics, Inc. ("Quantum") develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, detection of concealed weapons and landmine detection. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. Quantum was acquired by InVision in 1997 in a pooling of interests transaction.

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

         Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection. These systems include CT, dual energy x-ray, QR and trace detection. CT technology uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly know as "slices," of the density distribution of the object's cross section and compares parameters derived from the analysis of the density images to a database of explosives characteristics. Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies to determine if any of the contents have the physical characteristics of explosive materials. QR is an electromagnetic field based detection system which examines volume without imaging by using radio frequencies to detect the chemical make-up of an object. Trace detection equipment, known as "sniffers," detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection. The only explosive detection systems to be certified by the FAA are based on CT technology. To the best of the Company's knowledge, the Company's CTX 5000 Series is the only certified EDS which has been commercially deployed.

         THE EMERGENCE OF WORLDWIDE STANDARDS AND FAA CERTIFICATION. Throughout the history of civil aviation, the FAA has been a leader in setting the standards for aviation security worldwide. In the 1970's, the FAA first established standards for worldwide security by setting guidelines for screening of carry-on baggage for guns and knives. These standards were subsequently mandated by the United Nations for adoption by all of its member states, leading to the installation of over 7,000 detection systems worldwide. Following the December 1988 bombing of Pan American Flight 103, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"), in response to which the FAA increased research and development funding for advanced explosives detection technology. In the last two years alone, $96 million has been budgeted by Congress for spending by the FAA on such activities and the FAA has requested another $53.2 million for research and development in this area in fiscal year 2000.

         In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect under realistic air carrier operating conditions the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft. To do so, the FAA contracted with the National Academy of Sciences to establish a scientifically valid protocol for certification. The FAA also consulted with a variety of public agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The result of this collaboration was the establishment of a detection protocol which focuses on (i) the categories of explosive substances to be detected, (ii) the probability of detection by explosive category, (iii) the minimum quantity of explosive that must be detectable, (iv) the number of bags processed per hour, and (v) the maximum acceptable false alarm rates. To date only one explosive detection system, InVision's CTX 5000 Series, has been both certified by the

FAA as meeting the requirements of the protocol, and commercially deployed. In order to meet the throughput criteria established in the FAA protocol, the CTX 5000 Series was certified with two units operating in parallel.

         In late 1998, an EDS developed by L-3 Communications Corporation ("L-3") was certified by the FAA as meeting the requirements of the protocol. However, to the best of the Company's knowledge, this system has not yet been commercially deployed. The Company's next generation EDS, the CTX 9000, designed to compete with the L-3 system, is currently awaiting certification testing by the FAA at its Technical Center in Atlantic City, New Jersey. Such testing is expected to occur in the second quarter of 1999. The CTX 9000 will contain a number of technical advantages, especially in the areas of throughput and ease of integration, over the competing L-3 system. See "--The InVision Technology Advantage" and "--Competition."

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

         THE GORE COMMISSION. In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton announced the formation of the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission concluded that "the threat against civil aviation is changing and growing, and that the federal government must lead the fight against it" and recommended that "the federal government commit greater resources to improving aviation security." The Gore Commission released its initial report in September 1996, and in October 1996 the United States enacted legislation which included a $144 million appropriation for fiscal 1997 for the deployment of explosives detection systems and other advanced security equipment for use by air carriers and airport authorities. Of this amount, $52.2 million, or 36.2%, was allocated to the purchase of certified CT technology. Although no money was appropriated for the deployment of additional explosive detection systems in fiscal 1998, $17.3 million of funds from the Department of Transportation were reprogrammed to purchase 15 of the Company's new CTX 5500 systems and 59 kits to upgrade all of the FAA's CTX 5000 systems to CTX 5500 status. The approved budget for fiscal 1999 (which began in September 1998) contains $100 million for purchase of additional EDS systems, TIP (threat image projection, a system of checking operator performance under actual operating conditions) enhancement of existing x-ray systems, integration and installation of the purchased systems and coverage of some FAA operating expenses. In March 1999, the Company received another order from the FAA for 21 additional CTX 5500 systems. A substantial portion of the 1999 budget appropriation remains to be allocated among the various manufacturers of EDS.

THE INVISION TECHNOLOGY ADVANTAGE

        CT TECHNOLOGY

         The Company believes that the CTX 5000 Series is the only EDS presently capable in a commercial application of reliably detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX 5000 Series is superior to other competing systems by virtue of its advanced detection technology and its pioneering lead in applying CT technology to aviation security.

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

         The Company believes that there are three important technical characteristics which lead to the superiority of the CTX 5000 Series over systems of the Company's primary competitors which are based on dual energy technology. These characteristics are:

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

         THREE DIMENSIONAL DATA. CT technology's ability to render three-dimensional data concerning an object also contributes to its superior detection compared to dual energy x-ray technology. By utilizing these data, CT technology is able to map characteristics of an object, such as mass and density, regardless of the object's position in the bag and the superposition of other objects. Dual energy x-ray systems render only two-dimensional data. As a result, if multiple objects are superimposed over the potential explosive, the system's ability to calculate the atomic number of the potential explosive is diminished. Given the inherent limitations of the use of atomic numbers as a parameter for explosive detection, this diminished capacity with regard to stacked objects is particularly problematic.

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

        The Company also believes that there are several important technical reasons which lead to the superiority of the CTX 5000 Series and, when released, the CTX 9000 system over the system planned to be deployed by the Company's only CT-based competitor. Once the CTX 9000 is released, the CTX 5500 will continue to be sold primarily for stand-alone applications where its proven track record and easy-to-use user interface will provide advantages over the competing CT-system. The competitive advantages of the CTX 9000 include:

          AUTOMATIC DETECTION SOFTWARE. The detection software used by the CTX 9000 includes all the advances and developments made for the CTX 5000 Series over a period of ten years, including four years of operational experience after the first FAA certification in December 1994, a number of subsequent re-certifications of the CTX 5000 Series and a number of refinements to the capabilities of the software dictated by operational airport experience and customer requirements. These capabilities apply to both explosive and narcotics detection.

         DESIGN FOR AIRPORT OPERATION AND INTEGRATION. The CTX 9000 was developed for high throughput airport operation. The conveyor belt is one meter wide for ease of integration with the luggage movement system of the airport whose width is standardized world wide to one meter. Past experience of the Company with the CTX 5000 series demonstrated that it is very difficult to funnel luggage to a smaller conveyor belt at high speed.
Another key design requirement of the CTX 9000 was to assure x-ray shielding during high throughput operation. This was achieved with the use of "active curtains," an automated set of lead shielded sliding doors which will allow the system to operate more effectively while assuring proper x-ray shielding. The Company believes that the wide conveyor belt and the use of "active curtains" are essential to achieve operational performance at high rates of throughput in an airport environment and will become a key competitive advantage.

         SCALABLE DESIGN. The CTX 9000 has been designed to operate with one to five detector rings at 120 revolutions per minute (RPM). With one detector ring the unit will produce two times more data per time unit than the CTX 5000 Series, with five detector rings the unit will produce ten times more data per time unit than the CTX 5000 Series. The current CTX 9000 model undergoing FAA certification is equipped with a single detector ring. The Company believes that a one detector ring CTX 9000 will be competitive with other certified EDS and that, when necessary, a CTX 9000 equipped with five detector rings will further enhance the advantages of the design. Another advantage of a one to five detector ring design is the capability of trading performance for cost depending on customer requirements. Based on the Company forecast of customer requirements, cost of detectors and cost of computational power over time, the Company expects a multi-detector CTX 9000 to become competitive in few years. Meanwhile the Company believes that a one detector ring design that offers the same performance as competing multi-detector ring design is more cost effective.

         InVision believes that the strengths of the CTX 5000 Series over non-CT systems with respect to the first three important technical characteristics described above were central to the CTX 5000 Series meeting the stringent FAA standards for certification and to gaining operational acceptance by the commercial aviation industry. In addition, InVision believes that the limitations of competing non-CT technologies with respect to these important characteristics will limit these technologies' ability to attain the high detection and low false alarm rates necessary to obtain FAA certification. Furthermore, the Company believes that the second three characteristics will allow the CTX 9000 to gain operational acceptance over the L-3 system, when released, and that certain of L-3 design limitations will inhibit the system's ability to achieve targeted throughput and seamless integration with automated baggage handling systems in integrated applications. However, there can be no assurance that future technological innovations will not enable competing non-CT technologies or the L-3 CT-based EDS to overcome these limitations. As the only EDS to be certified by the FAA and commercially deployed, the Company believes its CTX 5000 Series and, when released, CTX 9000 are well positioned to be the cornerstone of the advanced explosive detection process being promoted by the FAA for implementation at airports around the world.

        QR TECHNOLOGY

        QR technology has a high detection rate for selected types of explosives combined with one of the lowest false alarm rates for any type of technology. In particular, QR technology has significant detection capabilities for identifying components typically found in sheet explosive, which has been the most difficult type of explosive to detect, as well as a military and plastic explosives. Quadrupole resonance analysis is related to magnetic resonance imaging ("MRI") technology commonly used in hospitals, but without a large and expensive magnet. The characteristic signal emitted by each type of explosive is unique and easily distinguished from harmless materials. Different molecules have different resonance frequencies, even if they contain the same atoms. QR directly measures the presence of the specific target material, by identifying the explosive's characteristic signals. This method is more accurate than other bulk detection systems which predict the explosives presence by measuring object density or atomic number. These capabilities can create a stand-alone product for certain applications, such as the carry-on baggage scanner the Company already offers (the QSCAN-160), but also provide advantages when combined with x-ray or CT explosive detection technologies. The Company believes that systems combining these technologies based on different physical principles will be more robust and more difficult to defeat than single technology systems.

GROWTH STRATEGY

         The Company's objective is to be the leading provider of explosive detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of the Company's growth strategy are to:

         ENHANCE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological capabilities provide it with a significant competitive advantage. Accordingly, the Company considers research and development to be a vital part of its operating discipline, and continues to make substantial investments to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software. Among the Company's priorities in enhancing its technological capabilities are to increase throughput rates while maintaining certified detection capability and to increase threat resolution capabilities. The Company is looking to QR technology with its increased ability to detect certain types of explosives and its lower false alarm rate as one way to achieve these goals. The Company has also sought to continue to improve upon its original CT technology by developing the new CTX 5500, the first major upgrade to the CTX 5000, which was shipped in January 1998 and certified in April 1998, as well as the CTX 9000 currently in the prototype stage and recently shipped to the FAA Technical Center to begin certification testing. See "--The InVision Technology Advantage" and "--Product Development." In 1998, 1997 and 1996, the Company spent $18.1 million, $15.9 million and $7.7 million (before development contract offsets), respectively, for research and development to improve the Company's technology.

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

         PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. From time to time the Company reviews strategic relationship opportunities, including potential acquisitions, that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. The Company believes that the CTX 5000 Series is suited to the integration of applications which are direct extensions of its strength in explosive detection technology. The Company acquired Quantum in September 1997 to gain access to QR technology, the application of which when applied to the explosive detection field, either in a stand alone system or in combination with x-ray or CT, is still largely in the development stage, but offers increased ability to detect certain types of explosives and a lower false alarm rate and applications to products beyond the Company's traditional aviation security market such a landmine and concealed weapons detection.

PRODUCT DEVELOPMENT

         The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development to enhance the performance, functionality and reliability of its current CTX 5000 Series hardware and software and development of its next generation EDS, the CTX 9000 system. In particular, the Company recognizes the need to improve certain of its system capabilities, specifically related to throughput and gantry size, both addressed in the CTX 9000, in order to accommodate the breadth of market potential for EDS technology. At December 31, 1998 the Company had 100 full-time employees engaged in research and development activities, and also was using the services of seven specialized contract employees and consultants in this area.

         InVision's ongoing development efforts are primarily focused on two areas. The first area consists of increasing the speed (throughput) and decreasing the manufacturing cost of the CTX 5000 Series and developing its next generation system, the CTX 9000. In 1998 InVision also completed improvements to the user-interface, inspection algorithms, and operator on-line testing techniques for this system. The first new product resulting from these efforts, the CTX 5500, was certified by the FAA in April 1998 and is now the Company's main product. This new system, which is also available in upgrade-kit form to allow customers to convert their existing CTX 5000 units, offers increased throughput and several other enhancements requested by customers. It relies on a concept called Dynamic Screening-tm-, which continuously monitors bag flow through an airport's conveyor system and the security status of each bag. The CTX 5500 then uses this information to adapt its screening to meet the specific threat and the demands of the airport. It also uses faster computers, enhanced software and an improved operator interface which includes the ability to test operators while they work. The second area of focus is the development of its next generation system, the CTX 9000, a new system with improved detection, reduced false alarms, a factor of two higher throughput, and an improved design which will substantially improve integrity of the system into airport baggage handling systems. See "--The InVision Technology Advantage," "--Competition" and "--Business Risks -- No Assurance of Continued Certification; Risk of Certification of Competing Technologies; Risk of Changing Standards."

        In the EDS field Quantum is currently working to develop a product which will combine QR and x-ray technologies into a more powerful detection device than either technology offers alone by providing the ability to detect a wider range of explosives with more reliability than x-ray but with an ability to see images to assist with threat resolution that QR technology alone does not offer. This project is in an early stage of development. In addition, in 1998 Quantum received a $1 million grant from the FAA for additional research and development of Quantum's QR technology for aviation security applications. Quantum is using the grant to support development of hardware and software enhancements designed to increase the range of detectable explosives and increase throughput. The grant will also be applied towards research on Quantum's next generation coil design technology which uses circular polarization to significantly increase sensitivity of detection, lower false alarm rate and increase throughput. During 1998 Quantum also received approximately $1 million in government grants to support development of a landmine detection system using QR technology for locating metallic and non-metallic landmines, particularly those containing TNT as the explosive charge. This product, which is truck mounted, utilizes an externally applied radio frequency magnetic field pulse at the characteristic frequency to generate a coherent signal that can be detected with a tuned antenna and a very sensitive receiver. The QR-resonant frequency is specific to individual compounds, resulting in a very low incidence of false alarms.

        In addition to EDS research and development, Quantum is also a leading supplier of research and development services in the areas of QR and electromagnetic sensing and detection technologies to a number of government and quasi-government agencies. Since 1994, Quantum has completed over 105 research and development programs for various federal government agencies and private companies, establishing itself as a leading developer of novel applications for electromagnetic sensing while developing substantial proprietary know-how and patented technology. As part of these programs, Quantum has formed research and development collaborations, totaling approximately $28 million, with over 25 leading academic institutions and research groups world-wide. Quantum continues to perform contract research and development services in order to stay at the technical forefront of the industry and to augment its product development. As of December 31, 1998 Quantum had a backlog of approximately $4.6 million in research and development contracts and grants. At the end of the first quarter of 1999, Quantum received an additional $2.1 million research grant.

        During the years ended December 31, 1998, 1997 and 1996, respectively, the Company spent $18.1 million, $15.9 million and $7.7 million on research and development activities, of which $10.8 million, $8.5 million and $4.9 million, respectively, were funded by the FAA and other agencies under development contracts and grants. In order to fulfill the objectives of its growth strategy, the Company intends to continue to invest heavily in product development.

CUSTOMERS

         In December 1996, as an extension of legislation enacted upon the recommendation of the Gore Commission, the Company received a $52.2 million order for 54 CTX 5000 systems from the FAA with the option to purchase up to 46 additional systems, bringing the total purchase price under such contract, if such option is fully exercised, to $110.9 million. In 1998 the FAA placed orders totaling $17.3 million for 15 CTX 5500 systems and 59 kits to upgrade all of its CTX 5000 units to CTX 5500 status. Under the terms of the FAA contract as revised by the FAA, these systems were installed during 1997 and 1998 at the United States' busiest airports. As of December 31, 1998, all of these systems have been shipped. In March 1999, the Company received an order for an additional 21 CTX 5500 systems from the FAA bringing the total orders to date to $88.4 million. The FAA may cancel this contract at any time and for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contract. The 21 unit order is being funded by a $100 million appropriation for the purchase of aviation security systems in the 1999 federal budget. A substantial portion of the remaining amount remains to be allocated among the various manufacturers of EDS. See "Industry Background - The Gore Commission."

         In order to capitalize on the global opportunity for deployment of explosive detection technology for civil aviation, the Company currently focuses on three important markets: (i) installations at high profile U.S. airports, (ii) installations at new airports under construction worldwide and
(iii) installations at international airports. As of December 31, 1998, the Company had sold 146 systems worldwide, including 69 to the FAA. For reasons of security, the FAA will not divulge the deployment schedule or locations of the systems at this time. Other airports at which the Company's systems are deployed include major international airports in England, Belgium, The Netherlands, Israel, The Philippines, Malaysia, Hong Kong, France, Spain and South Africa.

         The Company's QR products are still primarily in the prototype stage with the first order for two QSCAN advanced technology systems delivered to the FAA in 1998 for deployment in undisclosed locations.

         The Company believes that customer service and support are critical to its success and has committed significant resources to these functions. Accordingly, the Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. InVision's service organization includes customer service engineers, product application specialists, operator training engineers and technical support engineers. As of December 31, 1998, the Company had 44 individuals employed in customer service and support roles. InVision typically hires and trains its own support staff throughout the world rather than relying on third-party maintenance providers although a small but growing number of third party relationships exist. In addition to providing generally a one year parts and service warranty, InVision offers fee-based primary and back-up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, where no new hardware is required, periodic software releases.

         The Company believes that operator qualification and training is as important to the explosives detection process as the CTX 5000 Series' automated detection process. In this regard, the Company has developed and provides in depth operator training and testing as a critical component of each sale and installation. See "Business Risks-Limited Field Operations; Dependence on Operator Performance."

SALES AND MARKETING

         The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 1998, the Company employed a total of 18 people in sales and marketing. In North America, the Company markets its CTX 5000 Series primarily through direct sales personnel, which as of December 31, 1998 consisted of eight individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of December 31, 1998, the Company had four direct international sales personnel broadly covering Europe, Asia, and the Middle East and additional authorized agents representing the Company in specific countries. For sales through its authorized agents and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms. During the fiscal years ended December 31, 1998, 1997 and 1996 international sales represented 33.7%, 43.0% and 76.2%, respectively, of the Company's revenues. See "Business Risks - International Business; Risk of Change in Foreign Regulations; Fluctuation in Exchange Rates."

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

         The selling process often involves a team comprised of individuals from sales, marketing, engineering, customer service and support, and senior management. The team frequently engages in a multi-level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and or conveyor integrators, individual airlines and airline operating committees. The combination of the high average selling prices, the time needed for various agencies to secure funding for systems and the negotiation and execution of actual contracts leads to a typical sales cycle lasting from six to twelve months, or more, from initial contact with a customer. Often, local government regulators become involved in the sales decision process or provide funds for the purchase. For repeat orders from existing customers, the Company can sometimes expedite the sales cycle by utilizing existing contracts and contract extensions and thereby avoid lengthy procurement processes. See "Business Risks-Dependence on Large Orders; Customer Concentrations; Lengthy Sales Cycle" and "-Public Agency Contract and Budget Considerations."

BACKLOG

         The Company measures its backlog of revenues for systems and upgrades as orders for which contracts or purchase orders have been signed, but which have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders which are scheduled for delivery within the next 18 months. The Company typically ships its products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At December 31, 1998, the Company's system revenues backlog was approximately $2.1 million.

         A majority of the Company's systems backlog as of December 31, 1998 is expected to be shipped during the next three months. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

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

         The Company generally purchases major contracted assemblies from single source suppliers in order to ensure high quality, prompt delivery and low cost. The Company reviews its single source procurements on a case by case basis, where feasible, and has qualified second sources for certain contracted assemblies. The Company purchases components, materials and electro-mechanical subsystems from single source suppliers pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers. Although to date the Company has not experienced any significant delays in obtaining any of its single source assemblies, there can be no assurance that the Company will not face shortages of one or more of these systems in the future. See "--Business Risks - Dependence on Suppliers."

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

COMPETITION

         The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the EDS market and as the Company develops additional capabilities and enhancements for the CTX 5000 Series, introduces the CTX 9000 and develops new applications for its certified technology. Historically, the principal competitors in the market for explosive detection systems have been the Company, Vivid Technologies, Inc., EG&G Astrophysics, Heimann Systems GmbH, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides non-CT-based EDS solutions and products for use in the inspection of checked luggage, although to date none of them offer a product certified by the FAA. The Company is aware of certain major corporations competing in other markets that intend to enter the EDS market. In particular, in January 1996 Lockheed Martin Corporation received a grant in the amount of approximately $8.5 million from the FAA for the design and development of a certified CT-based EDS over a two-year period, which it transferred to its affiliate, L-3, in May 1997. In late 1998 L-3's prototype EDS passed the FAA certification test. After an operational trial period which the Company believes will last up to one year, the FAA may begin procuring significant numbers of the L-3 devices. International customers could begin purchasing the L-3 system before that time, although to the best of the Company's knowledge, none have done so to date. Announcements of currently planned or other new products, including the L-3 system, may cause customers to delay their purchasing decisions for EDS products, which could have a material adverse effect on the Company's business, financial condition or results of operations. Each of the Company's competitors may have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or with new entrants to the EDS market.

         The Company believes that its ability to compete in the EDS market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked baggage. Although the Company believes that the CTX 5000 Series is superior to its competitors' products in its explosive detection capability and accuracy, the CTX 5000 Series must also compete on the basis of price, throughput, the ability to handle all sizes of baggage, and the ease of integration into existing baggage handling systems. Certain of the Company's competitors may have an advantage over the Company's existing technology with respect to these factors. Currently, the CTX 5000 Series has an average selling price of approximately $1.0 million, compared to substantially lower prices for systems offered by the Company's competitors; has a throughput rate of approximately 300 bags per hour ("bph") (up to 400 bph for the CTX 5500), compared to rates claimed to exceed 600 bph by the L-3 system and 1,000 bph by certain of the Company's non-CT competitors; has a gantry size which limits the ability of the unit to accept all sizes of baggage; and requires that the baggage remain still while being scanned, making it difficult to integrate into the continuously moving baggage handling systems found in most airports. There can be no assurance that the Company will be successful in convincing potential customers that the CTX 5000 Series is superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for the Company's system. Further, there can be no assurance that the Company will be able to enhance the CTX
5000 Series or to complete development and certification of the CTX 9000 to better compete on the basis of cost, throughput, accommodation of baggage size and ease of integration, or that the Company will otherwise be able to compete successfully with existing or new competitors. The failure of the Company to develop such enhancements or otherwise successfully compete in the EDS market for any of the above reasons would have a material adverse effect on the Company's business, financial condition or results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company's performance depends in part upon its proprietary technology. In the United States, InVision relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of the CTX 5000 Series and InVision's CT technology, including the technology being used in the development of the CTX 9000 system. There can be no assurance, however, that InVision could enforce such patents, trade secrets or copyrights. InVision has two United States patents for automatic concealed object detection systems using a pre-scan stage which expire in the years 2010 and 2011 (the "Patents"). There can be no assurance that the Patents would be effective in preventing CT-based competition, including competition from L-3's new certified EDS. In accordance with certain Federal Acquisition Regulations included in InVision's development contract, dated September 27, 1991, with the FAA (the "FAA R&D Contract"), the United States Government has rights to use certain of InVision's proprietary technology developed after the award of the FAA R&D Contract and funded by the FAA R&D Contract. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using InVision's CT technology. In the event that the U.S. Government were to exercise these rights, InVision's exclusivity in supplying the U.S. Government with CTX 5000 Series and, ultimately, CTX 9000 explosive detection systems could be materially adversely affected.

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

         InVision also holds an exclusive, worldwide, perpetual and fully-paid license from Imatron (obtained in connection with the formation of InVision) under Imatron's patents and know-how to develop, manufacture and sell (a) systems for the inspection of mail, freight, parcels and baggage, and (b) compact medical scanner products for military field applications based on a different type of CT technology than is currently incorporated in the Company's CTX 5000 Series. InVision, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully paid license under InVision's Patents or future patents and know-how to permit Imatron to utilize such technology in medical scanner products (other than compact medical scanner products for military field applications). Imatron is a manufacturer of medical scanning systems and holds a portfolio of CT patents.

        In the United States, Quantum relies upon licenses, patents, copyrights and trade secrets, held by Quantum for the protection of the proprietary elements of its QSCAN products, other QR development stage products and its ability to obtain research and development contracts in the areas of electromagnetic sensing and detection. In connection with its QR technology, Quantum utilizes three key QR patents from the Naval Research Laboratory and has been granted a ten-year exclusive license, recently expanded to cover landmine detection applications and extended to 2009, to commercialize the technology. Additionally, Quantum has been granted several key patents, with additional patents pending, and has developed a significant amount of know-how in the magnetic sensing and detection areas. These patents and know-how enable field deployable security systems to be designed and cost-effectively manufactured. The intellectual property and proprietary rights held by Quantum are subject to the same risks and uncertainties as those held directly by InVision, as described above.

         The Company generally enters into confidentiality agreements with each of its employees, and on a case-by-case basis enters into similar agreements with distributors, customers, and potential customers. In addition, the Company limits access to distribution of its software, documentation and other proprietary information. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar, functionally equivalent or superior technology. (See "Item 5. Legal Proceedings.")

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

EMPLOYEES

         As of December 31, 1998, the Company directly employed 265 people, of whom 100 were primarily engaged in research and development activities, 62 in marketing and sales, customer support and field service, 61 in manufacturing and 42 in administration and finance. In addition, InVision utilized the services of 35 full-time consultants and temporary employees in 1998. Management believes that the Company's relationship with its employees is good.

EXECUTIVE OFFICERS

         The following sets forth certain information regarding the Company's executive officers:


       NAME                         AGE                     POSITION
       ----                         ---                     --------

Dr. Sergio Magistri                  45                     President and Chief Executive Officer
Tim Black                            50                     Chief Operating Officer and Acting Chief Financial Officer (1)
David M. Pillor                      44                     Senior Vice President, Sales and Marketing


-----------------
(1) Mr. Black became Acting Chief Financial Officer of the Company in addition to his other duties upon the resignation of Curtis P. DiSibio as Senior Vice President, Finance and Administration and Chief Financial Officer on March 19, 1999.

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

        TIM BLACK has served as Chief Operating Officer since November 1998. From January 1995 until he joined InVision, Mr. Black was first Deputy General Manager and later General Manager and a director in the Tactical Systems Division of the Systems Integration Group at TRW Inc. ("TRW"), which develops, manufactures and markets military reconnaissance systems. From 1975 until January 1995, he held a variety of management positions at ESL Inc. ("ESL"), a subsidiary of TRW, most recently as Vice President of the Surveillance Systems Division from July 1994 to January 1995. Before it was merged into TRW, this division of ESL was also engaged in the military reconnaissance business. Mr. Black holds a degree in Materials Engineering, and a Masters of Science degree in Cybernetic Systems from San Jose State University.

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

         HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of December 31, 1998, the Company had an accumulated deficit of approximately $9.6 million. Although the Company has been profitable on a quarterly and annual basis the past two years, there can be no assurance that the Company will maintain profitability on a quarterly and annual basis. The Company significantly expanded its manufacturing, research and development, sales and marketing, and administrative capabilities in 1997 to meet the increased demand for its product. The increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's business, financial condition or results of operations if revenues do not increase at an equal or greater rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         SINGLE PRODUCT; UNCERTAINTY OF MARKET ACCEPTANCE. The CTX 5000 Series currently is the only product line offered by the Company and the Company derives substantially all of its revenues from the sale of CTX 5000 Series units. The Company's orders to date have been received from a limited number of customers and the substantial majority of these have been from a single customer, the FAA. The commercial success of the CTX 5000 Series and its successors, including the CTX 9000, will depend upon its acceptance by domestic and international airports, government agencies and airlines as a useful and cost-effective alternative to less expensive, higher throughput (i.e., bags per hour) competing products employing different technologies. The large capital commitment (approximately $1.0 million each) required to purchase units in the CTX 5000 Series may limit the marketability of the CTX 5000 Series. In addition, the Company's failure to compete successfully with respect to throughput, the ability to scan all sizes of baggage, the ease of integration of the CTX 5000 Series into existing baggage handling systems and other factors could delay, limit or prevent market acceptance of the CTX 5000 Series and its successors, including the CTX 9000. Moreover, the market for EDS technology is largely undeveloped, and the Company believes that the overall demand for EDS technology will depend significantly upon public perception of the risk of terrorist attacks. There can be no assurance that the public will perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue EDS technology. As a result, there can be no assurance the Company will be able to achieve market penetration, revenue growth or maintain profitability. See "--Competition" and "--Industry Background."

         FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX 5000 Series by InVision or introduction of new products by it or its competitors; changes in pricing policies by InVision, its competitors or suppliers, including possible decreases in average selling prices of the CTX 5000 Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the CTX 5000 Series and its successors, including the CTX 9000; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX 5000 Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX 5000 Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

         DEPENDENCE ON SUPPLIERS. Certain key components used in the Company's products have been designed by the Company to its specifications and are currently available only from one or a limited number of suppliers. The Company currently does not have long-term agreements with these suppliers. Moreover, in view of the high cost of many of these components, the Company does not maintain significant inventories of some necessary components. If the Company's suppliers were to experience financial, operational, production or quality assurance difficulties, the supply of components to the Company would be reduced or interrupted. In the event that a supplier were to cease operations, discontinue a product or withhold supply for any reason, the Company may be unable to acquire such product from alternative sources within a reasonable period of time. The Company also uses a variety of independent third party manufacturers and subassemblers. The inability of the Company to develop alternative sources for single or sole source components, to find alternative third party manufacturers or subassemblers, or to obtain sufficient quantities of these components could result in delays or interruptions in product shipments, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

         DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. During the year ended December 31, 1998, approximately $53.0 million, or 83.7%, of the Company's revenues were generated from sales to the Company's five largest customers. During the year ended December 31, 1997, revenues from the Company's five largest customers were approximately $50.2 million, or 89.0%, of the Company's revenues. During the year ended December 31, 1996, revenues from the Company's six largest customers were approximately $14.0 million, or 88.4%, of the Company's revenues. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 90 CTX 5000 systems, including an order for 21 units in March 1999, and 59 CTX 5500 upgrade kits, is with the FAA. There can be no assurance that such funding or sales will continue in the future. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the Common Stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition or results of operations. See "Industry Background
- The Gore Commission."

         The Company's revenues depend in significant part upon the decision of a government agency to upgrade and expand existing facilities, alter workflows and hire additional technical expertise in addition to procuring the CTX 5000 Series, all of which involve a significant capital commitment as well as significant future support costs. The sales cycle of the CTX 5000 Series is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture the CTX 5000 Series and install and assimilate the CTX 5000 Series. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 Series as the customer site is prepared and the CTX 5000 Series is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue. See "Fluctuations in Operating Results" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

         PUBLIC AGENCY CONTRACT AND BUDGET CONSIDERATIONS. Substantially all of InVision's customers and a high percentage of Quantum's research and development customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending. A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders. See "Sales and Marketing."

         LIMITED FIELD OPERATIONS; DEPENDENCE ON OPERATOR PERFORMANCE. As of December 31, 1998, 146 CTX 5000 Series systems had been shipped to 43 airports in 16 countries around the world. A majority of these units were installed since January 1997, and the Company's customers have only limited experience with the operation of the CTX 5000 Series in high-volume airport operations. Many of the factors necessary to make the overall baggage scanning system a success, such as the CTX 5000 Series's integration with the baggage handling system, ongoing system maintenance and the performance of operators, are beyond the control of the Company. In particular, once the CTX 5000 identifies a threat, the operator must make a determination whether the threat is actual or a false alarm and, therefore, whether or not to allow the bag to continue onto the aircraft. Unsatisfactory performance of operators can lead to reduced efficacy of the CTX 5000 Series. The failure of the CTX 5000 Series to perform successfully in deployments, whether due to the limited experience of the Company's customers with the CTX 5000 Series, operator error or any other reason, may have an adverse effect on the market's perception of the efficacy of the CTX 5000 Series, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

         MANAGEMENT OF GROWTH. As a result of the FAA's initial order of 54 CTX 5000 systems, the Company substantially increased its rate of manufacture of the CTX 5000 in 1997, which placed significant demands on the Company's management, working capital and financial and management control systems. Failure to continue to upgrade the Company's operating, management and financial control systems when necessary, or difficulties encountered during such upgrades, could have a material adverse effect on the Company's business, financial condition or results of operations. The continued success of the increase in production capability will depend in part upon the Company's ability to continue to improve and expand its engineering and technical resources and to attract, retain and motivate key personnel. The failure of the Company to maintain such production capability or to increase its revenues sufficiently to compensate for the increase in operating expenses resulting from the recent or any future expansion would have a material adverse effect on the Company's business, financial condition or results of operations. To accommodate the increase in the manufacturing rate, the Company entered into a lease in 1997 for a new, substantially larger, manufacturing facility. The operation of this new facility also requires the Company to incur substantially larger fixed costs than it has experienced in the past. Failure of the FAA to perform under the December 1996 purchase contract, or failure to maintain an order rate sufficient to fully utilize this new manufacturing facility each could have a material adverse effect on the Company's business, financial condition or results of operations. See "Industry Background - The Gore Commission," "Manufacturing" and "Item 2. Properties."

         NO ASSURANCE OF CONTINUED CERTIFICATION; RISK OF CERTIFICATION OF COMPETING TECHNOLOGIES; RISK OF CHANGING STANDARDS. There currently is no requirement that U.S. airlines or airports (or international airlines or airports) deploy FAA-certified explosive detection systems or that U.S. airlines or airports (or most international airlines or airports) deploy explosive detection systems at all. However, the FAA has the responsibility for setting and maintaining performance standards for explosive detection systems for all U.S. airlines, both in the United States and abroad. The FAA Final Criteria for Certification of EDS, published in September 1993, requires, among other things, a throughput of 450 bph for an explosive detection system. Both the Company's CTX 5000 and CTX 5500 systems have been tested by the FAA at less than 450 bph and therefore have not been certified as a single unit. When combined in a system consisting of two units, the CTX 5000 system was certified by the FAA in 1994 and the CTX 5500 was certified in April 1998 L-3's CT-based EDS was certified in November 1998 and at least one other manufacturer of a non-CT based system has also submitted it for certification testing. To the best of the Company's knowledge, no sales of L-3's system have yet been made. However, should commercial deployment of the L-3 system commence, should other competitive systems become certified or should the FAA certification standards be lowered, resulting in other lower priced or higher throughput explosive detection systems becoming certified, the Company would lose a significant competitive advantage. Under such circumstances, there can be no assurance that the Company's product would be able to compete successfully with these systems. Accordingly, the certification by the FAA of any competing EDS could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, should the FAA increase its certification standards, there can be no assurance that the CTX 5000 Series would meet such standards. See "--Industry Background." The Company intends to continue to modify the CTX 5000 Series in an effort to make throughput enhancements, cost reductions and other modifications to the CTX 5000 Series based upon the availability of adequate funds. In addition the Company is currently engaged in the development of its next generation EDS, the CTX 9000, which is being designed to have significantly higher throughput Any such modifications or updated versions of the CTX 5000 Series may require FAA approval in order to retain certification or may require re-certification. There can be no assurance that any such modifications will be approved or, if required, certified by the FAA, and the failure to gain approval or certification for such products could have a material adverse effect on the Company's business, financial condition or results of operations. the Company believes that its long-term success will depend in part upon its ability to manufacture an EDS that meets or exceeds the throughput standards of the FAA Final Certification Criteria without being combined with another unit. To this end, the Company has developed its next generation EDS, the CTX 9000, with a number of advanced features, including significantly higher throughput, that is designed to compete with L-3's new system when commercially deployed. However, there can be no assurance that any such new product will be approved or, if required, certified by the FAA, and the failure to gain approval or certification for such product could have a material adverse effect on the Company's business, financial condition or results of operations. See "Product Development."

         COMPETITION FOR FAA GRANTS. The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. Through December 31, 1998, the Company had received $16.8 million from FAA grants and contracts, and expects to receive an additional $0.8 million for further throughput enhancement and cost reduction activities in 1999. The Company is also aware that Lockheed Martin Corporation was awarded a grant of approximately $8.5 million in January 1996 from the FAA, subsequently transferred to its spin-out, L-3, for the design and development of a CT-based EDS over a two-year period. There can be no assurance that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds. Failure by the FAA to continue to sponsor the Company's technology could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the grant to L-3 and any future grants to the Company's other competitors may improve such competitors' ability to develop and market high detection EDS technology and cause the Company's customers to delay any purchase decisions, which could have a material adverse effect on the Company's ability to market the CTX 5000 Series and on the Company's business, financial condition or results of operations. See "Product Development."

         DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company in the past has received, and from time to time in the future may receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company. If the Company's product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Irrespective of the validity or success of such claims, defense of such claims could result in significant costs to the Company and the diversion of time and effort by management, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages in certain circumstances), or prevent the Company from selling its products. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. In addition, litigation may be necessary to enforce patents issued to or licensed exclusively to the Company and to protect trade secrets or know-how owned or licensed by the Company and, whether or not the Company is successful in defending such intellectual property, the Company could incur significant costs and divert considerable management and key technician time and effort with respect to the prosecution of such litigation, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. See "Intellectual Property and Proprietary Rights."

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

        UNCERTAINTY OF PRODUCT DEVELOPMENT. The Company's success will depend upon its ability to enhance its existing products, and to develop new products, including the CTX 9000, to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed.

         RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. An element of the Company's strategy is to review acquisition prospects that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. The Company's management has limited experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition or results of operations.

         CONCENTRATION OF OWNERSHIP; CONTROL BY MANAGEMENT. As of December 31, 1998, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), held approximately 20% of the Company's Common Stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially owned approximately 12% of the outstanding Common Stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of December 31, 1998. Consequently, HARAX together with the Company's directors and executive officers, acting in concert, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporate actions requiring stockholder approval. In addition, HARAX, acting alone, will have the power to significantly affect matters relating to the Company's affairs and business.

         ANTI-TAKEOVER PROVISIONS. The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

         YEAR 2000 COMPLIANCE. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

ITEM 2.   PROPERTIES.

         The Company's principal corporate office and manufacturing facility is located in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. InVision relocated to this new facility in October 1997. Management believes that the new facility will be sufficient to satisfy InVision's administrative and manufacturing needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

        On January 7, 1999, Vivid Technologies, Inc. ("Vivid") filed a summons and complaint (the "Complaint") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). The Complaint asserts causes of action for (1) misappropriation of trade secrets;
(2) inducing breach of contract; (3) interference with contractual relations;
(4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief (declaring that Vivid has not misappropriated trade secrets from Quantum). On February 8, 1999, defendants InVision and Quantum filed an answer in which they denied all material allegations of the complaint and asserted various affirmative defenses. Discovery has only recently commenced. No specific amount of damages has been requested.

        This complaint was filed by Vivid following efforts by Quantum and a private investigator hired by Quantum, ESI, to investigate the alleged theft of intellectual property from Quantum by a former officer and employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. The U.S. Attorney for the Southern District of California has opened a grand jury investigation into the alleged theft of intellectual property from Quantum and two subpoenas and a search warrant were issued and executed. To the best of the Company's knowledge, this investigation remains open. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings, including discovery, for a period of ninety (90) days. On March 5, 1999, the court granted the motion and ordered the entire case, including discovery, stayed for 90 days. A status conference has been set for June 11, 1999. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

        In addition to the foregoing matter, the Company may be involved, from time to time, in other litigation, including litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition or results of operations.

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

The following table sets forth, for the periods indicated, the high and low bid quotations of the Company Common Stock as reported on the Nasdaq SmallCap Market/Nasdaq National Market giving effect to the Company's 2-for-1 stock split effected on February 7, 1997 as if the stock split had occurred on April 23, 1996. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

     Common Stock Market Price:

     QUARTER ENDED 1998                 MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
     -----------------------           ------------   ------------   ---------------  ----------------
     High                               $ 11  7/16     $  9 15/16     $   8  9/16      $   7  9/16
     Low                                $  6  5/8      $  7  3/8      $   5  3/4       $   3 13/16


     QUARTER ENDED 1997                 MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
     -----------------------           ------------   ------------   ---------------  ----------------
     High                               $  17 5/8      $  16 3/4      $   16 7/8       $   14 5/8
     Low                                $  13 5/8      $  12 1/16     $   12 7/8       $   6 15/16

        On March 26, 1999, the last sale price of the Company Common Stock on the Nasdaq National Market was $5.00 per share. On March 5, 1999, there were approximately 369 stockholders of record of the Company Common Stock.

         In May 1998, the Board of Directors of the Company adopted a stock repurchase program, in which management of the Company is authorized to repurchase up to 500,000 shares of the Company's Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. As of December 31, 1998, the Company had repurchased approximately 115,000 shares of its Common Stock. The Company has not repurchased any shares since October 1998 and there can be no assurance that all of such shares will ultimately be repurchased by the Company.

DIVIDENDS

         The Company has never declared or paid cash dividends on its Common Stock and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations. In addition, the Company's bank credit facility prohibits the payment of dividends without the lender's consent.

RECENT SALES OF UNREGISTERED SECURITIES

         From January 1, 1998 through December 31, 1998, the Company neither sold nor issued any unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth for the periods and the dates indicated certain consolidated financial data, which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. In September 1997, InVision acquired Quantum in a stock-for-stock transaction accounted for as a pooling of interests; accordingly, all prior periods have been restated to include Quantum's results.


                                                                                   YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
                                                              1998           1997          1996         1995          1994
------------------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands, except per share data)
OPERATIONS

Revenues                                                      $ 63,284      $ 56,427      $ 15,841      $ 9,066      $    -
Cost of revenues                                                34,946        28,027         9,736        6,777           -
                                                              --------      --------      --------       ------      --------
  Gross profit                                                  28,338        28,400         6,105        2,289           -
                                                              --------      --------      --------       ------      --------

Operating expenses:
  Research and development (a)                                   6,511         7,375         2,801        2,247         1,155
  Sales and marketing                                            6,296         6,130         3,800        2,182           812
  General and administrative                                     6,701         6,193         3,768        2,307         1,556
  Acquisition costs                                                -             685           -            -             -
                                                              --------      --------      --------       ------      --------
    Total operating expenses                                    19,508        20,383        10,369        6,736         3,523
                                                              --------      --------      --------       ------      --------

Income (loss) from operations                                    8,830 (b)     8,017 (b)    (4,264)(b)   (4,447)(b)    (3,523)
Interest expense                                                  (390)         (428)       (1,599)(c)     (482)         (429)
Interest and other income, net                                     697           242           187           34             7
                                                              --------      --------      --------       ------      --------
Income (loss) before provision for income taxes                  9,137         7,831        (5,676)      (4,895)       (3,945)

Provision for income taxes                                       1,096         1,192           -            -             -
                                                              --------      --------      --------       ------      --------

Net income (loss)                                              $ 8,041       $ 6,639      $ (5,676)    $ (4,895)     $ (3,945)
                                                              --------      --------      --------       ------      --------
                                                              --------      --------      --------       ------      --------
Net income (loss) per share:
  Basic                                                         $ 0.67        $ 0.60       $ (0.90)    $ (19.98)     $ (25.45)
                                                              --------      --------      --------       ------      --------
                                                              --------      --------      --------       ------      --------
  Diluted                                                       $ 0.63        $ 0.55       $ (0.90)    $ (19.98)     $ (25.45)
                                                              --------      --------      --------       ------      --------
                                                              --------      --------      --------       ------      --------
Weighted average shares outstanding:
  Basic                                                         12,046        11,141         6,338          245           155
  Diluted                                                       12,827        12,166         6,338          245           155


                                                                                         DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                                1998           1997          1996         1995          1994
                                                              --------      --------      --------       ------      --------
                                                                                        (In thousands)
FINANCIAL POSITION
    Cash, cash equivalents and short-term investments         $ 12,457      $ 19,190       $ 2,471       $ 3,715      $ 2,328
    Working capital (deficit)                                 $ 38,911      $ 31,806       $ 6,875       $(2,785)     $(5,319)
    Total assets                                              $ 63,486      $ 57,251       $16,949       $ 9,863      $ 5,388
    Long-term obligations                                     $  1,565      $  1,336       $   144       $    95      $     -
    Total stockholders' equity (deficit)                      $ 46,830      $ 38,816       $ 8,875       $(1,619)     $(4,573)

--------------
(a) Net of amounts reimbursed under research and development contracts and grants with governmental agencies and private entities of $10.8 million, $8.5 million, $4.9 million, $3.1 million and $3.3 million during 1998, 1997, 1996, 1995 and 1994, respectively. See Note 5 to the Consolidated Financial Statements.

(b) The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $68,000, $425,000, $489,000 and $362,000 in 1998, 1997, 1996 and 1995, respectively. See Note 8 to the Consolidated Financial Statements.

(c) The Company recorded a noncash charge resulting from amortization of a discount in connection with Warrants in the amount of $1.3 million in 1996. See Note 6 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS AND THE CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF.

OVERVIEW

        InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems ("EDS") based on advanced computed tomography ("CT") technology. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sales of its product, the CTX 5000 system. Since such time, the Company has received orders for a total of 148 CTX 5000 Series systems of which a total of 146 had been shipped as of December 31, 1998. Today, the Company markets its more advanced CTX 5500 explosive detection system and has other products under development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only explosive detection systems certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. For the years ended December 31, 1998, 1997 and 1996, the Company had revenues of $63.3 million, $56.4 million and $15.8 million, respectively, and as of December 31, 1998 the Company had in backlog equipment orders and service agreements of approximately $10.1 million. In the first quarter of 1999, the Company received an order from the FAA in the amount of $18.9 million for an additional 21 CTX 5500 systems.

        On September 30, 1997, InVision acquired Quantum, a privately-held developer of explosives detection equipment based on quadrupole resonance ("QR") technology. The transaction has been accounted for as a pooling of interests in the quarter ended September 30, 1997; therefore, all prior periods have been restated to include Quantum's results. Quantum is currently a development stage company with products in the prototype stage. Quantum is also a leading supplier of research and development services in the area of QR technology to a number of government agencies.

        The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software as well as to the development of its next generation system, the CTX 9000 system. At December 31, 1998, the Company had 100 full-time employees engaged in research and development activities while also using the services of 7 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from research and development contracts and grants. For the years ended December 31, 1998, 1997 and 1996, the Company spent $18.1 million, $15.9 million and $7.7 million, respectively, on research and development activities. Of these amounts, $10.8 million, $8.5 million and $4.9 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future, research and development expenses borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As of December 31, 1998, the Company had in backlog research and development contracts and grants of approximately $5.3 million. An additional $2.1 million research and development grant was received at the end of the first quarter of 1999.

        In any given year, the Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the year ended December 31, 1998, $37.9 million, or 59.9%, of the Company's revenues, were generated from sales to the Company's largest customer, the U.S. government. For the year ended December 31, 1997, revenues from the Company's largest customer, the U.S. government, were $32.1 million, or 56.9%, of the Company's revenues. There were no other significant customers who accounted for more than 10% of the Company's revenues in 1998 and 1997. For the year ended December 31, 1996, $14.0 million, or 88.4%, of the Company's revenues were generated from six customers who individually accounted for more than 10% of the Company's revenues. No revenues were generated from sales to the U.S. government in 1996.

        The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5000 Series primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the years ended December 31, 1998, 1997 and 1996, international sales represented 33.7%, 43.0% and 76.2%, respectively, of the Company's revenues.

        The sales cycle of the CTX 5000 Series is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and assimilate the CTX 5000 Series. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX 5000 Series as the customer site is prepared and the system is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

        The Company recognizes revenue on shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training, and warranty costs is recorded at the time revenue is recognized. Systems typically carry a one-year warranty.

RESULTS OF OPERATIONS

The following table sets forth certain income and expenditure items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                                                         Year Ended December 31,
                                                               --------------------------------------------
                                                                  1998             1997            1996
                                                               ----------     ----------       ----------
Revenues                                                          100.0  %       100.0  %        100.0 %
                                                               ----------     ----------       ----------
Cost of revenues                                                   55.2           49.7            61.5
                                                               ----------     ----------       ----------
    Gross Profit                                                   44.8           50.3            38.5
                                                               ----------     ----------       ----------
Operating expenses:
    Research and development                                       10.3           13.1            17.7
    Sales and marketing                                             9.9           10.8            24.0
    General and administrative                                     10.6           11.0            23.8
    Acquisition costs                                                 -            1.2               -
                                                               ----------     ----------       ----------
      Total operating expenses                                     30.8           36.1            65.5
                                                               ----------     ----------       ----------
                                                               ----------     ----------       ----------
Income (loss) from operations                                      14.0           14.2           (27.0)
Interest expense                                                   (0.6)          (0.8)          (10.1)
Interest and other income, net                                      1.1            0.5             1.2
                                                               ----------     ----------       ----------
Income (loss) before provision for income taxes                    14.5           13.9           (35.9)

Provision for income taxes                                          1.7            2.1               -
                                                               ----------     ----------       ----------
    Net income (loss)                                              12.8  %        11.8  %        (35.9)%
                                                               ----------     ----------       ----------
                                                               ----------     ----------       ----------

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

        REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support. Quantum research and development contracts and grants were reported as revenues prior to the acquisition by InVision. All Quantum research and development revenues have been classified as a reduction to research and development expense in accordance with the Company's policy.

        Revenues were $63.3 million in 1998, an increase of 12.2% from the $56.4 million in 1997. The increase in 1998 revenues is primarily attributable to increased sales of the CTX 5000 Series, reflecting a 10.7% increase in unit shipments to 62 units in 1998 (37 units to the FAA, 4 units to San Francisco Airport and 21 units to international customers) from the 56 units in 1997 (32 units to the FAA and 24 units to international customers) plus the shipment of 32 of the 59 CTX 5500 upgrade kits purchased by the FAA and the commencement of maintenance related revenues in the domestic market. These factors were partially offset by lower average selling prices of systems shipped in 1998 due to configurations of units shipped and volume discounts in the second quarter of 1998. The Company typically ships against a backlog of orders for its products. As of December 31, 1998, the Company had in backlog equipment orders and service agreements of approximately $10.1 million. In the first quarter of 1999, the Company received an order from the FAA in the amount of $18.9 million for an additional 21 CTX 5500 systems.

        GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit may be affected by several factors, including revenue mix, product configuration, location of the installation, and complexity of integration into various airport environments.

        Gross profit was $28.3 million in 1998 compared to $28.4 million in 1997. Gross margins were 44.8% and 50.3%, respectively. The decrease in gross margins was primarily due to higher manufacturing overhead costs as a result of the Company's relocation to a new facility in late 1997, and configurations of units shipped and volume discounts in the second quarter of 1998 that resulted in lower average selling prices of systems in 1998.

        RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenditures in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA and other government agencies and private entities.

        Net research and development expenses would have been $7.3 million in 1998 without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. In prior years, the period between achieving technological feasibility and the availability of software included in the Company's product was short and software development costs qualifying for capitalization had been insignificant. Before considering the impact of software capitalization, gross research and development expenditures were $18.1 million in 1998, an increase of 13.9% from the $15.9 million in 1997. Of these amounts, $10.8 million and $8.5 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As a percentage of revenues, net research and development expenditures were 10.3% in 1998 compared to 13.1% in 1997. The increase in gross research and development expenditures is primarily the result of personnel additions and increased spending on engineering materials and services.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, consultant fees, travel related to the sales process, and other selling and distribution costs.

        Sales and marketing expenses were $6.3 million in 1998, an increase of 2.7% from the $6.1 million in 1997. As a percentage of revenues, sales and marketing expenses declined to 9.9% in 1998 from 10.8% in 1997. The increase in sales and marketing expenditures in absolute dollars for 1998 reflect increased selling costs associated with the higher unit sales, including foreign travel, trade shows, public relations and commissions, as well as increases in staffing.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, consultant fees, professional service fees, insurance, travel and other general expenses.

        General and administrative expenses were $6.7 million in 1998, an increase of 8.2% from the $6.2 million in 1997. As a percentage of revenues, general and administrative expenses were 10.6% in 1998 and 11.0% in 1997. The increase in general and administrative expenses in absolute dollars for 1998 is primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, and increased costs of operations associated with being a publicly traded company.

        ACQUISITION COSTS. In 1997, the Company incurred one-time costs for professional fees and costs related to the acquisition of Quantum. The acquisition costs were $685,000, or 1.2%, of the total revenues.

        INTEREST EXPENSE. Interest expense decreased to $390,000 in 1998 from $428,000 in 1997. Interest expense in 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases. Interest expense in 1997 resulted primarily from short-term debt outstanding during the period.

        INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $697,000 in 1998 from $242,000 in 1997. The 1998 amount consists primarily of interest income on short-term investments and interest bearing cash accounts of $754,000, offset by other expense of $57,000. The 1997 amount of $242,000 consists primarily of interest income on short-term investments and interest bearing cash accounts of $724,000, offset by a loss of $402,000 on the sale of Quantum stock prior to the Quantum acquisition and other expense of $80,000.

        INCOME TAXES. The Company's effective tax rate for 1998 and 1997 was 12.0% and 15.2%, respectively. The Company's effective tax rate for 1998 and 1997 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

        REVENUES. Revenues increased by 257% to $56.4 million in 1997 from $15.8 million in 1996. The increase in 1997 revenues is attributable to increased sales of the CTX 5000 system, reflecting a 211% increase in unit shipments to 56 units in 1997 from 18 units in 1996 and, to a lesser extent, changes in product configuration leading to an increase in the average selling price per unit and sales of add-on products to current customers and the commencement of significant maintenance related revenues. The Company typically ships against a backlog of orders for its product. The backlog as of December 31, 1997 decreased approximately 45% to $32 million from approximately $58 million as of December 31, 1996.

        GROSS PROFIT. Gross profit increased by 365% to $28.4 million in 1997 from $6.1 million in 1996. Gross margins were 50.3% in 1997 and 38.5% in 1996. The increase in gross margins was primarily caused by lower unit costs resulting from increased manufacturing efficiency and reduced overhead cost per unit due to increased volume, as well as changes in product configurations leading to an increase in the average selling price. Increased operating efficiencies resulting from a larger installed base also reduced the average cost of maintenance and warranty service.

        RESEARCH AND DEVELOPMENT. Total gross research and development expenditures increased by 106% to $15.9 million in 1997 from $7.7 million in 1996. Of these amounts, $8.5 million and $4.9 million, respectively, were funded by research and development contracts and grants in 1997 and 1996. As a percentage of revenues, total research and development expenditures (before funding offsets) declined to approximately 28.2% in 1997 from 48.7% in 1996. The increase in absolute dollar expenditures reflects the effects of personnel additions, costs of prototype development, efforts to increase throughput and develop systems for more effective airport integration, and conceptual design. Research and development expense (net of funding) as a percentage of revenues declined to approximately 13.0% in 1997 from 17.7% in 1996.

        SALES AND MARKETING. Sales and marketing expenses increased by 61% to $6.1 million in 1997 from $3.8 million in 1996. As a percentage of revenues, sales and marketing expenses declined to 10.8% in 1997 from 24.0% in 1996. The increased levels of expenditures in absolute dollars for 1997 and 1996 reflect increased selling costs associated with the higher unit sales, including foreign travel, trade shows, public relations and commissions.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 64% to $6.2 million in 1997 from $3.8 million in 1996. As a percentage of revenues, general and administrative expenses were 11.0% for 1997 and 23.8% for 1996. The increase in absolute dollars in 1997 reflects increased costs of operating as a public company. In addition, the increases for 1997 reflect additions to support capabilities required by the growth in revenues and corporate headcount.

        ACQUISITION COSTS. The Company incurred one-time costs for professional fees and costs related to the acquisition of Quantum. The acquisition costs were $685,000, or 1.2%, of the total revenues.

        INTEREST EXPENSE. Interest expense decreased to $428,000 in 1997 from $1.6 million in 1996. Interest expense during 1997 resulted primarily from short-term debt outstanding during the period and included $13,000 of warrant discount. Interest expense in 1996 reflects the effect of $1.3 million of amortization of the fair market value of warrants issued in connection with a bridge loan obtained in December 1995.

        INTEREST AND OTHER INCOME, NET. The Company recognized net interest and other income of $242,000 and $187,000 in 1997 and 1996, respectively. The 1997 amount of $242,000 represents interest income of $724,000, offset by a loss of $402,000 on the sale of Quantum stock prior to the Quantum acquisition and other expense of $80,000.

        INCOME TAXES. The Company's effective tax rate for 1997 was 15.2%. The Company's effective tax rate for 1997 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. There were no provisions for income taxes in 1996 as 1997 was the Company's first year of taxable income. At December 31, 1997 the Company had federal net operating loss carryforwards of approximately $13.7 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

NONCASH CHARGES

        The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $68,000, $425,000 and $489,000 in 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million of Common Stock in the Company's follow-on offering in May 1997 and short-term borrowings under a working capital line of credit. At December 31, 1998, the Company had $12.5 million in cash, cash equivalents and short-term investments, compared to $19.2 million at December 31, 1997. Working capital was $38.9 million at December 31, 1998 compared to $31.8 million at December 31, 1997.

        Net cash used in operations was $2.6 million in 1998 compared to $1.8 million in 1997. Net cash used in operations in 1998 was primarily due to net income of $8.0 million plus a $2.3 million increase in accrued liabilities and the $2.0 million noncash effect of depreciation and amortization which were more than offset by a $10.1 million increase in accounts receivable due to the timing of sales in the latter part of the fourth quarter of 1998, a $1.9 million decrease in deferred revenues, a $1.7 million decrease in accounts payable, a $1.2 million increase in other current assets and a $1.0 million increase in inventories. Net cash used in operations in 1997 was primarily due to net income of $6.6 million plus a $4.9 million increase in accounts payable and accrued liabilities, and the $ 1.3 million in noncash effect of depreciation and amortization which were more than offset by a $9.9 million increase in accounts receivable and a $5.9 million increase in inventories.

        Net cash used in investing activities was $13,000 in 1998 compared to $13.7 million in 1997. Net cash used in investing activities in 1998 was primarily due to $2.9 million in purchases of new equipment and $0.8 million in additions to other noncurrent assets related to the capitalization of software development costs, offset by $3.1 million in proceeds on sales of short-term investments (net of purchases) and $0.6 million from the release of long-term restricted cash. Net cash used in investing activities in 1997 was primarily due to $6.3 million in purchases of property and equipment, $5.1 million in proceeds on sales of short-term investments (net of purchases) and $2.4 million in additions to long-term restricted cash. At December 31, 1998, the Company had no material commitments for the purchase of capital equipment.

        Net cash used in financing activities was $1.0 million in 1998 compared to $27.2 million provided by financing activities in 1997. Net cash used in financing activities in 1998 was primarily due to $1.2 million in net repayments of short-term debt financing (principally, short-term borrowings under the lines of credit) and $0.9 million for the repurchase of 115,000 shares of the Company's Common Stock at prevailing market prices, partially offset by $0.8 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, and $0.3 million in proceeds from long-term debt financing. Future repurchases of the Company's Common Stock would be based on market conditions and evaluated on a case by case basis. Net cash provided by financing activities in 1997 was due primarily to $21.2 million in proceeds from the issuance of Common Stock primarily associated with the Company's follow-on public offering in May 1997 and $4.4 million in proceeds from debt financing, net of repayments.

        The Company has two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of domestic eligible accounts receivable or $4.5 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under both agreements bear interest at the bank's prime rate (7.75% at December 31, 1998) and are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 1998, the Company had outstanding borrowings of $2.9 million under the lines of credit and guarantees through issuance of letters of credit to customers secured by the lines of credit totaling $1.6 million. The remaining available borrowing capacity under the lines of credit was $1.2 million at December 31, 1998 based on eligible accounts receivable and inventories as of that date. The agreements expire in April 1999 and the Company is in the process of renewing the revolving line of credit agreements with Silicon Valley Bank.

        The Company has a committed equipment line of credit agreement with Silicon Valley Bank that transforms into a term loan after drawdown. The agreement provides for borrowings up to $1.75 million. Borrowings under this agreement bear interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.00% or a fixed rate equal to 4.25% above the yield of 36 or 60 month Treasury Notes based on the assets purchased or financed (Treasury Note rates at December 31, 1998: 36 months - 4.67%; 60 months -4.54%). Borrowings are secured by the assets purchased or financed. At December 31, 1998, the Company had outstanding borrowings of $1.2 million and remaining borrowing capacity of $0.5 million under the line of credit. The agreement expires in April 1999 and the Company is in the process of renewing the committed equipment line of credit agreement with Silicon Valley Bank.

        The Company believes that cash, cash equivalents and short-term investments together with available borrowing under its lines of credit and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

INTEREST RATE RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments with interest rates which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in high-credit quality securities.

FOREIGN EXCHANGE RISK AND IMPACT OF INFLATION

        The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars, however, when denominated in foreign currencies, are generally made on an as needed basis. The Company generally does not have material advance purchase commitments in foreign currencies.

        Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been very significant, however, the Company expects they will increase as the Company's installed base increases. The Company does not hedge foreign currency risks.

        The impact of inflation has not been material on the Company's operations or liquidity to date.

YEAR 2000 COMPLIANCE

        DEFINITION. The Year 2000 issue is the result of a common computer programming convention that represents years in two digits (e.g. "98" for "1998"). Beginning in the year 2000, these date code fields may need to accept four digit entries to distinguish 21st century dates from 20th century dates. When the millennium date change occurs, these date sensitive systems and products may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in system failure or cause systems to process critical operational or financial information incorrectly.

        Since the market for explosive detection systems certified by the FAA is the Company's largest market and the FAA is the Company's largest customer, the Company has determined to apply the FAA definition of Year 2000 compliance as stated in the FAA's Year 2000 Certificate of Compliance to all of its products and operations:

       Year 2000 compliant means information technology that accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1998, 1999, 2000, and leap year calculations. Furthermore, year 2000 compliant information technology, when used in combination with other information technology, shall accurately process date/time data if the other information technology properly exchanges date and time data with it.

        METHODOLOGY: ACHIEVING YEAR 2000 READINESS. In 1997, the Company began Year 2000 product assessment and planning to identify and remediate any compliance issues regarding product operation. In December 1998, the Company instituted a more comprehensive Year 2000 project designed to identify and assess the risks associated with its operations and infrastructure, information systems, suppliers and customers that were not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project, which is still in process, comprises four phases: (1) identification of risks; (2) assessment of risks; (3) development of remediation and contingency plans; and (4) implementation and testing.

        THE STATUS OF THE COMPANY'S PRODUCTS

        CTX 5500 SYSTEM AND UPGRADE KITS. The FAA has tested and certified that the current version of the CTX 5500 and the CTX 5500 upgrade kit are compliant with its Year 2000 compliance definition. This testing and certification was performed using the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. All CTX 5500 systems shipped beginning in 1999 are compliant. All CTX 5500 systems purchased by the FAA and shipped prior to January 1, 1999, have been upgraded to compliance. Other CTX 5500 systems shipped prior to January 1,

1999 are not compliant but will CTX 5500 systems shipped prior to January 1, 1999 are not compliant but will be upgraded to compliance with the FAA standard by InVision at no charge to the customer if under an InVision warranty or service contract.

        CTX 5000 SYSTEM. Identification and assessment of risks and establishment of fixes and upgrades have been completed for all released product software. With respect to hardware the Company has recently completed a component review for embedded chips, clocks and supplier testing of Year 2000 compliance and found no material compliance issues. Although it will not be tested by the FAA, the fix for the CTX 5000 is being designed to meet the FAA Year 2000 compliance definition and the Company plans to use a test plan on the CTX 5000 similar to the one used by the FAA in certifying compliance of the CTX 5500. The CTX 5000 Year 2000 fix is planned to be released by the end of the second quarter of 1999. However, this schedule is dependent on investigation and testing of older configurations using older revision components that is not yet complete. Customers under warranty or service contract will receive this fix at no charge. Alternatively, CTX 5000 customers may purchase a CTX 5500 upgrade kit which provides the compliance certified by the FAA (and also offers other operational benefits). This upgrade kit has been purchased and installed on all CTX 5000 systems previously purchased by the FAA.

        COMPANY INFRASTRUCTURE. With respect to the Company's internal computerized systems in its manufacturing, information, facilities and financial and administrative areas, the Company has completed phases one and two (identification and assessment of risks) and is the early stage of phase three (development of remediation and contingency plans). Outside consultants have been engaged to assist the Director of Quality Assurance and the Executive Staff under the direction of the Chief Operating Officer to complete this process, including the implementation of any necessary solutions and the design of any necessary contingency plans. At this point in its review, the company is not currently aware of any Year 2000 problems relating to systems operated by the Company which cannot be resolved which could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects to have all phases of this portion of the project completed by the end of the second quarter of 1999.

        SUPPLIERS AND CUSTOMERS. The Company has submitted a survey to all current suppliers of products and services and is in the process of receiving and evaluating their responses. However, the early phase of this stage of the project means that the Company cannot yet predict whether significant problems will be identified and cannot yet determine the extent of any contingency planning that may be required. Even when completed, where the information provided is not subject to verification by internal testing, the Company is vulnerable to any failure by its major suppliers, service providers and customers (including airports and airlines which are the end-users of its products) to identify the full extent of and successfully remedy their own internal Year 2000 issues. This failure could have a material adverse effect on the Company's supplies, orders or installation schedules. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to Year 2000 issues based on information developed through the current stage of its year 2000 project, these third parties may nonetheless experience Year 2000 problems. Any such problems could have a material adverse effect on the Company's results of operations and financial condition.

        COSTS OF COMPLIANCE. Based on the status of the Company's efforts to date to prepare for the Year 2000, the Company believes that the costs of compliance with respect to both its products and its infrastructure, including third party suppliers, will not exceed $500,000. As of December 31, 1998 approximately $43,000 had already been incurred.

        RISKS OF NON-COMPLIANCE. The Company has not yet completed its assessments, developed remediation or contingency plans for all problems, or completely implemented or tested any of its remediation plans other than for the CTX 5500 system and CTX 5500 upgrade. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation and contingency plans, or may find that the costs of these activities exceed current estimates of not more than $500,000. To the extent the Company does not identify any material non-compliant systems operated by the Company or by third parties, such as the Company's suppliers, service providers or customers, the most reasonably likely worst-case scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in the United States or global business activities that could result in a significant downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, delays in installation, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Notes thereto appear on pages F-1 to F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Proxy Statement to be filed no later than April 30, 1999 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 27, 1999 (the "Proxy Statement") under the caption "Proposal No. 1-Election of Directors-Nominees." For the information required as to Executive Officers, see "Item 1. Business-Executive Officers", Part I.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Proxy Statement under the captions "Proposal No. 1-Election of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Proxy Statement under the captions "Proposal No. 1-Election of Directors" and "Certain Transactions."

                                  PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



             (a)(1)   Financial Statements

             The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

             Report of PricewaterhouseCoopers LLP, Independent Accountants......................  F-1

             Consolidated Balance Sheets as of December 31, 1998 and 1997.......................  F-2

             Consolidated Statements of Operations for the Years Ended
             December 31, 1998, 1997 and 1996...................................................  F-3

             Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996...................................................  F-4

             Consolidated Statements of Stockholders' Equity (Deficit) for the
             Years Ended December 31, 1998, 1997 and 1996.......................................  F-5

             Notes to Consolidated Financial Statements.........................................  F-6

             (a)(2)  FINANCIAL STATEMENT SCHEDULES

             All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the notes thereto.

             (a)(3)  EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
3.1      Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2      Bylaws of Registrant, as amended. (2)
4.1      Reference is made to Exhibits 3.1 and 3.2.
10.1     Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)

10.3     Representative's Warrant Agreement. (1)
10.4     Registrant's Equity Incentive Plan, as amended through
         August 8, 1997. (3)(5)
10.5     Registrant's 1996 Employee Stock Purchase Plan, dated
         March 9, 1996.(1) (5)
10.10    Investor Rights Agreement, dated as of December 29, 1995, by and between the Registrant and Kay's Corporation.(1)
10.12    Lease, dated as of February 11, 1997, between the Registrant and WHLNF
         Real Estate L.P. (4)
10.13    Purchase Agreement, dated as of December 24, 1996, between the
         Registrant and the U.S. Federal Aviation Administration. (4)
10.15    Stock Purchase Agreement, dated as of November 12, 1996, between the
         Registrant and EG&G International, Ltd. (4)
10.17    Loan and Security Agreement, dated as of February 20, 1997, between the
         Registrant and Silicon Valley Bank. (4)
10.18    Revolving Promissory Note, dated February 20, 1997, between the Registrant and Silicon Valley Bank. (4)
10.19    Export-Import Bank Loan and Security Agreement, dated as of February 20,
         1997, between the Registrant and Silicon Valley Bank. (4)
10.20    Intellectual Property Security Agreement, dated as of February 20,
         1997, between the Registrant and Silicon Valley Bank. (4)
10.21    Key Employee Agreement, dated April 21, 1994, between the Registrant and Curtis P. DiSibio. (4)(5)
10.22    Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995.
         (4)(5)
10.23    Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4)(5)
10.24    Key Employee Agreement, dated January 1, 1998, between the Registrant and Horst Bruening. (4)(5)
10.25    Loan Modification Agreement, dated April 15, 1998, to the Domestic
         Loan and Security Agreement, dated February 20, 1997, and the
         Export-Import Bank Loan and Security Agreement, dated February 20,
         1997, between the Registrant and Silicon Valley Bank. (2)
10.26    Release of Security Agreement, dated April 15, 1998, for the release of security interest in the Registrant's trademarked works set forth in the Intellectual Property Security Agreement, dated February 20,
         1997, between the Registrant and Silicon Valley Bank. (2)
10.27    Release of Security Agreement dated April 15, 1998, for the release of security interest in the Registrant's patented works set forth in the
         Intellectual Property Security Agreement, dated February 20, 1997, between the Registrant and Silicon Valley Bank. (2)
10.28    Negative Pledge Agreement, dated April 15, 1998, covering all of the
         Registrant's Intellectual Property between the Registrant and Silicon
         Valley Bank. (2)
10.29    Consent Letter, dated June 1, 1998, from Silicon Valley Bank for the
         Registrant's Stock Repurchase Program in connection with the Loan and
         Security Agreements, dated February 20, 1997, and as amended by the
         Modification Agreement dated April 15, 1998, between the Registrant and Silicon Valley Bank. (2)
10.30    Key Employee Agreement, dated October 23, 1998, between the Registrant and Tim Black. (5)
23.1     Consent of PricewaterhouseCoopers LLP.
27.1     Financial Data Schedule for Fiscal Year 1998.

NOTES TO EXHIBITS

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,1997 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

(5) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.

(6) Filed as an appendix to the Company's Notice and Proxy Statement for the Annual Meeting of Stockholders held May 28, 1998.

(b)    REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K for the year ended
 December 31, 1998.

(c)    See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by the Item are listed under Item 14(a)(2).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1999.

                                  INVISION TECHNOLOGIES, INC.

                                  By:  /s/ SERGIO MAGISTRI
                                       ------------------------------------
                                       Sergio Magistri
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURE                                                         TITLE                                      DATE

/s/ SERGIO MAGISTRI                            President, Chief Executive Officer and Director          March 30, 1999
-------------------------------------------           (PRINCIPAL EXECUTIVE OFFICER)
             Sergio Magistri

/s/ TIM BLACK                                          Chief Operating Officer and
-------------------------------------------           Acting Chief Financial Officer                    March 30, 1999
                Tim Black                             (PRINCIPAL FINANCIAL OFFICER)

/s/ JIM B. ROBBINS                                         Corporate Controller                         March 30, 1999
-------------------------------------------           (PRINCIPAL ACCOUNTING OFFICER)
              Jim B. Robbins

/s/ GIOVANNI LANZARA                                Chairman of the Board of Directors                  March 30, 1999
-------------------------------------------
             Giovanni Lanzara

/s/ DOUGLAS P. BOYD                                              Director                               March 30, 1999
-------------------------------------------
             Douglas P. Boyd

/s/ BRUNO TREZZA                                                 Director                               March 30, 1999
-------------------------------------------
               Bruno Trezza

/s/ MORRIS BUSBY                                                 Director                               March 30, 1999
-------------------------------------------
               Morris Busby


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of InVision Technologies, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of InVision Technologies, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
February 19, 1999

                          INVISION TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        December 31,
                                                                                 -------------------------
ASSETS                                                                              1998            1997
                                                                                 ---------       ---------
Current assets:

    Cash and cash equivalents                                                      $10,462        $14,111
    Short-term investments                                                           1,995          5,079
    Restricted cash                                                                  1,056          1,556
    Accounts receivable                                                             26,933         16,847
    Inventories                                                                     11,825         10,781
    Other current assets                                                             1,731            531
                                                                                   -------        -------
        Total current assets                                                        54,002         48,905

Long-term restricted cash                                                              200            800
Property and equipment, net                                                          8,035          7,180
Other assets                                                                         1,249            366
                                                                                   -------        -------
                                                                                   $63,486        $57,251
                                                                                   -------        -------
                                                                                   -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $ 3,402        $ 5,097
    Accrued liabilities                                                              6,331          4,032
    Short-term debt                                                                  2,967          4,168
    Deferred revenue                                                                 1,496          3,376
    Current maturities of long-term obligations                                        895            426
                                                                                   -------        -------
        Total current liabilities                                                   15,091         17,099
                                                                                   -------        -------
Long-term obligations                                                                1,565          1,336
                                                                                   -------        -------
Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued and outstanding
    Common stock, $0.001 par value, 20,000,000 shares                                   12             12
       authorized; 12,067,000 and 11,932,000 issued and outstanding
    Additional paid-in capital                                                      57,372         56,602
    Deferred stock compensation expense                                               (131)          (199)
    Accumulated deficit                                                             (9,558)       (17,599)
    Treasury stock, at cost (115,000 shares in 1998)                                  (865)             -
                                                                                   -------        -------
          Total stockholders' equity                                                46,830         38,816
                                                                                   -------        -------
                                                                                   $63,486        $57,251
                                                                                   -------        -------
                                                                                   -------        -------



The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Year Ended December 31,
                                                                    --------------------------------------
                                                                      1998           1997           1996
                                                                    --------       --------       --------
Revenues                                                            $ 63,284       $ 56,427       $ 15,841
Cost of revenues                                                      34,946         28,027          9,736
                                                                    --------       --------       --------
  Gross profit                                                        28,338         28,400          6,105
                                                                    --------       --------       --------
Operating expenses:
  Research and development                                             6,511          7,375          2,801
  Sales and marketing                                                  6,296          6,130          3,800
  General and administrative                                           6,701          6,193          3,768
  Acquisition costs                                                      -              685            -
                                                                    --------       --------       --------
    Total operating expenses                                          19,508         20,383         10,369
                                                                    --------       --------       --------

Income (loss) from operations                                          8,830          8,017         (4,264)
Interest expense                                                        (390)          (428)        (1,599)
Interest and other income, net                                           697            242            187
                                                                    --------       --------       --------
Income (loss) before provision for income taxes                        9,137          7,831         (5,676)

Provision for income taxes                                             1,096          1,192            -
                                                                    --------       --------       --------

Net income (loss)                                                    $ 8,041        $ 6,639       $ (5,676)
                                                                    --------       --------       --------
                                                                    --------       --------       --------
Net income (loss) per share:
  Basic                                                               $ 0.67         $ 0.60        $ (0.90)
                                                                    --------       --------       --------
                                                                    --------       --------       --------
  Diluted                                                             $ 0.63         $ 0.55        $ (0.90)
                                                                    --------       --------       --------
                                                                    --------       --------       --------
Weighted average shares outstanding:
  Basic                                                               12,046         11,141          6,338
  Diluted                                                             12,827         12,166          6,338


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                        ---------------------------------------
                                                                                          1998           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                                    $ 8,041        $ 6,639       $ (5,676)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation and amortization                                                       1,989          1,288            543
       Loss on disposal of fixed assets                                                       50            -              -
       Stock compensation expense                                                             68            425            667
       Amortization of warrant expense                                                       -              -            1,330
       Write-off of purchased in-process research and development                            -              230            -
    Changes in assets and liabilities:
       Restricted cash                                                                       500            -              -
       Accounts receivable                                                               (10,086)        (9,865)        (5,779)
       Inventories                                                                        (1,044)        (5,882)        (1,467)
       Other current assets                                                               (1,200)          (369)          (160)
       Other noncurrent assets                                                               (80)           -              -
       Accounts payable                                                                   (1,695)         2,036           (382)
       Accrued liabilities                                                                 2,299          2,850           (153)
       Deferred revenue                                                                   (1,880)           701           (587)
       Other long term obligations                                                           395            107            -
                                                                                        --------       --------        --------
Net cash used in operating activities                                                     (2,643)        (1,840)       (11,664)
                                                                                        --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Long-term restricted cash                                                                600         (2,356)           -
    Proceeds from (purchases of) short-term investments, net                               3,084         (5,079)           -
    Purchases of property and equipment                                                   (2,894)        (6,299)        (1,290)
    Capitalized software development costs                                                  (803)           -              -
                                                                                        --------       --------        --------
Net cash used in investing activities                                                        (13)       (13,734)        (1,290)
                                                                                        --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayments of) short-term debt, net                                    (1,201)         2,996         (2,262)
    Proceeds from long-term debt                                                             652          1,491            -
    Repayments of long-term debt                                                            (349)           (94)           -
    Proceeds from issuance of common stock, net                                              770         22,821         13,972
    Repurchase of common stock                                                              (865)           -              -
                                                                                        --------       --------        --------
Net cash provided by (used in) financing activities                                         (993)        27,214         11,710
                                                                                        --------       --------        --------
Net increase (decrease) in cash equivalents for the period                                (3,649)        11,640         (1,244)
Cash and equivalents at beginning of period                                               14,111          2,471          3,715
                                                                                        --------       --------        --------
Cash and equivalents at end of period                                                   $ 10,462       $ 14,111        $ 2,471
                                                                                        --------       --------        --------
                                                                                        --------       --------        --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                       $    343       $    215        $   287
    Taxes paid                                                                          $    842       $    284        $   -

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
    Sale of fixed assets in exchange for note receivable                                $    -         $    100        $   -
    Purchase of intangibles and fixed assets for note payable                           $    -         $    330        $   -
    Warrants issued in connection with financing agreements                             $    -         $     56        $   590
    Issuance of common stock as compensation                                            $    -         $    240        $   418
    Issuance of stock upon conversion of debt                                           $    -         $    -          $   323
    Issuance of common stock in connection with acquisition of subsidiary               $    -         $    -          $    85


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION, TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)

                                                                           Preferred Stock         Common Stock        Additional
                                                                        ---------------------  --------------------     Paid-In
                                                                         Shares       Amount    Shares      Amount      Capital
                                                                        ---------  ---------   -------     --------    ----------
Balance At December 31, 1995                                               2,619    $ 12,212      514       $   1       $ 5,451
Issuance of common stock pursuant to initial public offering,
  net of expenses                                                            -           -      2,070           2         9,530
Conversion of preferred stock upon completion of initial
  public offering                                                         (2,619)    (12,212)   6,106           6        12,206
Shares issued in exchange for bank debt and accrued interest                 -           -        176           -           822
Stock compensation                                                           -           -          7           -           182
Amortization of deferred stock compensation                                  -           -          -           -             -
Issuance of warrants                                                         -           -          -           -           590
Exercise of common stock options and warrants                                -           -        660           1         2,552
Issuance of common stock pursuant to EG&G agreement                          -           -        184           -         1,974
Issuance of common stock primarily pursuant to acquisition
  of subsidiary                                                              -           -         24           -           180
Net loss                                                                     -           -          -           -             -
                                                                        ---------  ---------   -------     --------    ----------
Balance at December 31, 1996                                                 -           -      9,741          10        33,487

Issuance of common stock pursuant to secondary public
  offering, net                                                              -           -      1,918           2        21,187
Issuance of common stock                                                     -           -         25           -           686
Deferred stock compensation                                                  -           -          -           -           240
Issuance of warrant                                                          -           -          -           -            56
Exercise of common stock options and warrants                                -           -        225           -           761
Shares issued under the employee stock purchase plan                         -           -         23           -           185
Net income                                                                   -           -          -           -             -
                                                                        ---------  ---------   -------     --------    ----------
Balance at December 31, 1997                                                 -           -     11,932          12        56,602

Issuance of common stock                                                     -           -         18           -             -
Amortization of deferred stock compensation                                  -           -          -           -             -
Exercise of common stock options                                             -           -        145           -           192
Shares issued under the employee stock purchase plan                         -           -         87           -           578
Repurchase of common stock                                                   -           -          -           -             -
Net income                                                                   -           -          -           -             -
                                                                        ---------  ---------   -------     --------    ----------
Balance at December 31, 1998                                                 -      $    -     12,182       $  12       $57,372
                                                                        ---------  ---------   -------     --------    ----------
                                                                        ---------  ---------   -------     --------    ----------


                                                                     Deferred                                              Total
                                                                      Stock                         Treasury Stock     Stockholders
                                                                   Compensation     Accumulated   -------------------     Equity
                                                                     Expense          Deficit      Shares     Amount     (Deficit)
                                                                   ------------    ------------   --------   --------  ------------
Balance At December 31, 1995                                        $    (721)      $ (18,562)        -       $  -      $  (1,619)
Issuance of common stock pursuant to initial public offering,
  net of expenses                                                         -               -           -          -          9,532
Conversion of preferred stock upon completion of initial
  public offering                                                         -               -           -          -            -
Shares issued in exchange for bank debt and accrued interest              -               -           -          -            822
Stock compensation                                                       (152)            -           -          -             30
Amortization of deferred stock compensation                               489             -           -          -            489
Issuance of warrants                                                      -               -           -          -            590
Exercise of common stock options and warrants                             -               -           -          -          2,553
Issuance of common stock pursuant to EG&G agreement                       -               -           -          -          1,974
Issuance of common stock primarily pursuant to acquisition
  of subsidiary                                                           -               -           -          -            180
Net loss                                                                  -            (5,676)        -          -         (5,676)
                                                                   ------------    ------------   --------   --------  ------------
Balance at December 31, 1996                                             (384)        (24,238)        -          -          8,875

Issuance of common stock pursuant to secondary public
  offering, net                                                           -               -           -          -         21,189
Issuance of common stock                                                  -               -           -          -            686
Deferred stock compensation                                               185             -           -          -            425
Issuance of warrant                                                       -               -           -          -             56
Exercise of common stock options and warrants                             -               -           -          -            761
Shares issued under the employee stock purchase plan                      -               -           -          -            185
Net income                                                                -             6,639         -          -          6,639
                                                                   ------------    ------------   --------   --------  ------------
Balance at December 31, 1997                                             (199)        (17,599)        -          -         38,816

Issuance of common stock                                                  -               -           -          -            -
Amortization of deferred stock compensation                                68             -           -          -             68
Exercise of common stock options                                          -               -           -          -            192
Shares issued under the employee stock purchase plan                      -               -           -          -            578
Repurchase of common stock                                                -               -          (115)      (865)        (865)
Net income                                                                -             8,041         -          -          8,041
                                                                   ------------    ------------   --------   --------  ------------
Balance at December 31, 1998                                        $    (131)      $  (9,558)       (115)    $ (865)   $  46,830
                                                                   ------------    ------------   --------   --------  ------------
                                                                   ------------    ------------   --------   --------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

        InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports explosive detection systems ("EDS") for civil aviation security based on advanced computed tomography ("CT") technology. InVision's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technologies, including key quadrupole resonance ("QR") patents licensed from the Naval Research Laboratory, that are based on a state-of-the-art, low-cost version of magnetic resonance adapted for explosive detection. The Company's principal facilities are located in Newark, California and San Diego, California, and the corporate office and manufacturing facility are located in Newark, California.

        InVision was formed in 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sales of its product, the CTX 5000 system. Today, the Company markets its more advanced CTX 5500 system and has other products under development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only EDS certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. The CTX 5000 Series are sold to airport and regulatory authorities and airlines throughout the world.

        In 1997, InVision acquired Quantum, a privately-held developer of explosive detection equipment based on QR technology founded in 1987. With the acquisition of Quantum, InVision added Quantum's portfolio of complementary detection technologies. Quantum's products, in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, landmine detection, drug detection, postal inspection, and passive magnetic sensing or detection of concealed weapons. Quantum is also a leading supplier of research and development services in the area of QR technology to a number of government agencies.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include the financial statements of InVision and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company's preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

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

REVENUE RECOGNITION

        Revenue from product sales is recognized upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon completion of such acceptance criteria. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized. Revenue from maintenance service contracts is recognized ratably over the term of the contract. Deferred revenue arises from advance payments received from customers for systems to be delivered within the next year and for maintenance service not yet performed.

        Quantum's research and development contracts and grants were reported as revenues prior to the acquisition by InVision. All Quantum's research and development revenues have been classified as a reduction to research and development expense in accordance with the Company's policy.

INVENTORIES

        Inventories are stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and overhead.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from two to five years, or the lease term of the respective assets, if applicable.

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

INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

SOFTWARE DEVELOPMENT COSTS

        The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs after technological feasibility has been established. The Company capitalized software development costs of $803,000 in 1998 and these amounts have been included in other noncurrent assets at December 31, 1998. In prior years, the period between achieving technological feasibility and the availability for general release of software included in the Company's product was short and software development costs qualifying for capitalization had been insignificant. Accordingly, the Company did not capitalize any software development costs prior to 1998. Amortization of capitalized software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis using the greater of:
(a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product. No amortization expense was recorded in 1998 because the product was not yet available for general release to customers.

STOCK COMPENSATION

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the Company's consolidated statements of operations.

        In January 1996, the Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and, accordingly, will continue to account for stock-based compensation for employees under APB 25.

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

COMPREHENSIVE INCOME

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. The Company has no comprehensive income other than net income for the periods presented in these consolidated financial statements.

SEGMENT INFORMATION

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS 131, the Company has determined that it does not have separately reportable operating segments.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. The Company has accounts receivable from customers (including research and development reimbursements from the FAA and other government agencies and private entities) located in the United States, Europe, Middle East and the Pacific Rim of $16,543,000, $6,898,000, $2,327,000 and $827,000, respectively.
The Company performs various evaluations of its customers' financial condition and credit worthiness. To date, the Company has not experienced any material credit losses, and accordingly, has not recorded an allowance for doubtful accounts at December 31, 1998 and 1997. At December 31, 1998, three customers accounted for 38%, 15% and 15% of total accounts receivable.

        The Company believes the recorded value of financial instruments, including cash, accounts receivable and long-term debt, approximate fair value at each balance sheet date.

     The Company's revenues are denominated in U.S. dollars. Significant customers which represented 10% or more of revenues for the respective periods were as follows:


                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                             1998          1997           1996
                                            ------        ------        ------
Customer A (FAA)                             60%           57%              -
Customer B                                     -             -            22%
Customer C                                     -             -            16%
Customer D                                     -             -            13%
Customer E                                     -             -            13%
Customer F                                     -             -            12%
Customer G                                     -             -            12%

        The Company markets its products both internationally and domestically. Product sales by geographic region are as follows (in thousands):


                                                 Year Ended December 31,
                                            ----------------------------------
                                             1998          1997           1996
                                            ------        ------        ------
Revenues:
  United States                             $41,961       $30,234       $ 3,766
  Europe (primarily United Kingdom)          12,907        10,197         7,488
  Middle East                                 5,624         4,821         2,525
  Pacific Rim                                 2,792        11,175         2,062
                                            -------       -------       -------
    Total                                   $63,284       $56,427       $15,841
                                            -------       -------       -------
                                            -------       -------       -------


NET INCOME (LOSS) PER SHARE

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." All historical earnings per share information has been restated as required by SFAS 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method).

        The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

                                                                           Year Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                    1998                            1997                           1996
                                         ------------------------------------------------------------------------------------------
                                                               PER                            PER                            PER
                                                              SHARE                          SHARE                          SHARE
                                         INCOME     SHARES    AMOUNT     INCOME    SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                         -------    -------   ------     -------   -------   ------     ------    ------    -------
 Basic net income (loss) per share:
   Income (loss) available to
    common  stockholders                $ 8,041     12,046    $ 0.67    $ 6,639    11,141    $ 0.60    $ (5,676)    6,338   $ (0.90)
 Effect of dilutive securities:
   Options                                             781     (0.04)               1,025     (0.05)                  -
                                         -------    -------   ------     -------   -------    ------    -------    ------    -------
 Diluted net income (loss) per share:
   Income (loss) available to common
    stockholders plus assumed
    conversions                         $ 8,041     12,827    $ 0.63    $ 6,639    12,166    $ 0.55    $ (5,676)    6,338   $ (0.90)
                                         -------    -------   ------     -------   -------    ------    -------    ------    -------
                                         -------    -------   ------     -------   -------    ------    -------    ------    -------

NOTE 3.  ACQUISITION OF QUANTUM MAGNETICS, INC.

        On September 30, 1997, InVision acquired Quantum, a developer of explosive detection equipment based upon quadrupole resonance technology. The transaction has been accounted for as a pooling of interests effective September 30, 1997; therefore, all prior periods have been restated to include the historical results of Quantum. Non-recurring expenses associated with the acquisition, comprised primarily of outside accounting and legal fees, amounted to $685,000 and have been included in acquisition costs in the statements of operations.

        Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows (in thousands):

                                                              Nine Months          Year
                                                                 Ended            Ended
                                                             September 30,     December 31,
                                                                  1997             1996
                                                           ---------------  ---------------
Revenues:
    InVision                                                    $ 38,243         $ 15,841
    Quantum                                                         -                 -
                                                           ---------------     ------------
       Total                                                    $ 38,243         $ 15,841
                                                           ---------------     ------------
                                                           ---------------     ------------

Net income (loss):
    InVision                                                     $ 4,368         $ (3,572)
    Quantum                                                         (855)          (2,104)
                                                             ---------------   ------------
       Total                                                     $ 3,513         $ (5,676)
                                                           ---------------     ------------
                                                           ---------------     ------------

NOTE 4.  FEDERAL AVIATION ADMINISTRATION (FAA) CONTRACT

        In December 1996, the Company entered into a contract with the FAA to deliver 54 CTX 5000 systems to various airports in the United States. The minimum amount due from the FAA under this contract, including all related products and associated installation and support services, was $52.2 million. In 1998, the Company received modifications to the contract in the amount of $17.3 million for an additional 15 CTX 5500 systems as well as an order to upgrade all 59 CTX 5000 systems previously purchased by the FAA to the Company's second-generation CTX 5500 system. As of December 31, 1998, the Company had delivered all of these systems and 32 of the 59 CTX 5500 upgrade kits. In the first quarter of 1999, the Company received a modification to the contract in the amount of $18.9 million for an additional 21 CTX 5500 systems.

NOTE 5.  RESEARCH AND DEVELOPMENT CONTRACTS AND GRANTS

        The Company has been awarded various research and development contracts and grants by the FAA and other government agencies and private entities to share in the costs of developing and enhancing the Company's products. During 1998, 1997 and 1996, the Company was entitled to reimbursements of $10.8 million, $8.5 million and $4.9 million, respectively, under research and development contracts and grants. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings under such contracts and grants are rendered monthly on the basis of actual costs incurred. At December 31, 1998 and 1997, the related receivable balances from these contracts and grants were $4.7 million and $2.4 million, respectively. The Company received an additional $2.1 million research and development grant at the end of the first quarter of 1999.

NOTE 6.  DEBT

LINE OF CREDIT

        In 1997, the Company entered into two one-year revolving line of credit agreements with Silicon Valley Bank. In April 1998, the agreements were extended to April 1999 and the Company is in the process of renewing the agreements. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic accounts receivable or $4.5 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers or $4.5 million. Borrowings under both agreements bear interest at the bank's prime rate (7.75% at December 31, 1998) and are secured by all of the Company's assets other than intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 1998, the Company had outstanding borrowings of $2.9 million under the lines of credit and guarantees through issuance of letters of credit to customers secured by the lines of credit totaling $1.6 million. At December 31, 1997, the Company had outstanding borrowings of $4.0 million under the lines of credit and guarantees through issuance of letters of credit to customers secured by the lines of credit totaling $2.4 million. The remaining available borrowing capacity under the lines of credit was $1.2 million at December 31, 1998 based on eligible accounts receivable and inventories as of that date.

        In 1997, the Company entered into a committed equipment line of credit agreement with Silicon Valley Bank that transforms into a term loan after draw down. In April 1998, the agreement was extended to April 1999 and the Company is in the process of renewing the agreement. The agreement provides for borrowings up to $1.75 million. Borrowings under this agreement bear interest at the bank's prime rate (7.75% at December 31, 1998) plus 1.00% or a fixed rate equal to 4.25% above the yield of 36 or 60 month Treasury Notes based on the assets purchased or financed (Treasury Note rates at December 31, 1998: 36 months - 4.67%; 60 months - 4.54%). Borrowings under the agreement are secured by the assets purchased or financed. At December 31, 1998 and 1997, the Company had outstanding borrowings of $1.2 million and remaining borrowing capacity of $0.5 million under the line of credit.

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

NOTE 7.  STOCKHOLDERS' EQUITY

COMMON STOCK

        During the period April through October 1998, the Company repurchased 115,000 shares of its Common Stock at prevailing market prices for a total of $865,000.

        Under the terms of the acquisition of Quantum in September 1997, 777,000 shares of Common Stock have been either issued to Quantum shareholders in exchange for all the Quantum capital stock outstanding or reserved for issuance in connection with Quantum common stock options outstanding prior to the acquisition which were converted into options to purchase InVision Common Stock.

        In the second quarter of 1997, the Company sold 1,875,000 shares of Common Stock in an underwritten public offering at $12.00 per share. The offering generated net proceeds to the Company of approximately $21.2 million including proceeds from the underwriters over-allotment option.

        In November 1996, the Company issued 183,750 shares of unregistered Common Stock to EG&G International Ltd. at $10.88 per share, reflecting a 10% discount from the market price of the Company's Common Stock in connection with the signing of a Research, Development and License Agreement. Net proceeds totaled $1,974,000.

        In the second quarter of 1996, the Company issued 2,070,000 shares of Common Stock at $5.50 per share in connection with the Company's initial public offering ("IPO"). Net proceeds to the Company, totaled $9,532,000 including proceeds from exercise of the underwriters over-allotment option.

        In connection with the Company's IPO, Donald & Co. Securities Inc., the underwriter, received, under the terms of the underwriting agreement, a four-year warrant to purchase 180,000 shares of the Company's Common Stock at a price of $6.60 per share commencing April 23, 1997. As of December 31, 1998, no shares of the Company's Common Stock had been purchased under the warrant.

PREFERRED STOCK

        In conjunction with the Company's IPO, all outstanding Convertible Preferred Stock converted to Common Stock. As of December 31, 1998, there were 5,000,000 shares of Preferred Stock authorized and no shares were issued and outstanding. The Board of Directors is authorized to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and number of shares constituting any series or the designation of such series, without further action or vote by the Company's stockholders.

NOTE 8.  EMPLOYEE STOCK AND BENEFIT PLANS

EQUITY INCENTIVE PLAN

        In March 1996, the Board of Directors approved the amended and restated 1991 Stock Option Plan, which was renamed the Equity Incentive Plan (the "Option Plan"). The Option Plan provides for the granting of incentive stock options and non-qualified stock options for the purchase of up to an aggregate of 2,621,818 shares of the Company's Common Stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the Option Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Option Plan generally vest over a four year period.

        Incentive and non-qualified stock options may be granted at an exercise price per share of not less than 85% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Options granted generally vest 25% one year after issuance and 1/16th each quarter thereafter for three years.

        In late October 1998, the Company offered employees and consultants the opportunity to participate in an option repricing program. Under the program, each employee and consultant could elect on or before November 9th that his or her existing option issued under the Company's Option Plan be converted into a repriced option. The per share exercise price of each repriced option would be equal to the greater of the fair market value of the Company's Common Stock on the conversion date (November 9, 1998) or $6.93. In return for the lower exercise price, the repriced options issued would be subject to a blackout period whereby no options could be exercised between November 9, 1998 and May 8, 1999. The number of shares vested under the converted option would vest immediately under the repriced option. All remaining shares subject to the repriced option will vest over a period that is equivalent to the vesting period remaining under the converted option. On November 9, 1998, the fair market value of the Company's Common Stock was $6.50 and options for a total of 313,986 shares were repriced at $6.93 per share. No officers of the Company repriced options under the program. The weighted average per share exercise price of the outstanding shares subject to the options prior to conversion was $10.55 and the range of exercise prices was $7.69 - $14.56.

        In connection with grants of stock options to employees and directors, the Company recorded $240,000 and $152,000 of deferred compensation representing the difference between the deemed fair value of the Company's Common Stock and the exercise price at the date of grant in 1997 and 1996, respectively. No such deferred stock compensation was recorded in 1998. Amortization of deferred stock compensation was $68,000, $425,000 and $489,000 in 1998, 1997 and 1996, respectively. The remaining deferred stock compensation balance of $131,000 is being amortized over the remaining vesting period of the related options.

        The activity under the Option Plan was as follows (in thousands, except per share data):

                                                                                     Year Ended December 31,
                                                   -----------------------------------------------------------------------
                                                           1998                      1997                    1996
                                                   -----------------------    --------------------   ---------------------
                                                                 Weighted                Weighted                 Weighted
                                                                 Average                  Average                 Average
                                                                 Exercise                Exercise                 Exercise
                                                    Shares        Price       Shares       Price      Shares       Price
                                                   -------        -------     -------      ------     ------       ------
Outstanding at beginning of period                   1,737         $ 4.44     1,152        $ 1.93     1,158        $ 0.82
  Granted                                              635           6.89       735          7.96       154          9.04
  Exercised                                           (145)          1.34      (109)         1.05      (122)         0.69
  Canceled (un-vested)                                (357)          9.82       (41)         6.09       (30)         0.93
  Expired (vested)                                    (111)         10.85         -          3.33        (8)         0.56
                                                   -------        -------     -------      ------     ------       ------
Outstanding at end of period                         1,759         $ 4.09     1,737        $ 4.44     1,152        $ 1.93
                                                   -------        -------     -------      ------     ------       ------
                                                   -------        -------     -------      ------     ------       ------

Options exercisable at period end                    1,094         $ 2.70       853        $ 1.17       643        $ 0.80
                                                   -------        -------     -------      ------     ------       ------
                                                   -------        -------     -------      ------     ------       ------

Weighted average grant date fair value of
options granted during the year                                    $ 3.68                  $ 4.34                  $ 4.04
                                                                  -------                  ------                  ------
                                                                  -------                  ------                  ------
Weighted average grant date fair value of
options granted during the year at exercise
prices above market prices                                         $ 6.93                  $  -                    $  -
                                                                  -------                  ------                  ------
                                                                  -------                  ------                  ------
Weighted average grant date fair value of
options granted during the year at exercise
prices below market prices                                         $  -                    $ 7.30                  $  -
                                                                  -------                  ------                  ------
                                                                  -------                  ------                  ------

        Information relating to stock options outstanding under the Option Plan at December 31, 1998 is as follows (in thousands, except per share data):


                                               Options Outstanding                             Options Exercisable
                                ---------------------------------------------------      --------------------------------
                                                     Weighted
                                                      Average            Weighted                              Weighted
     Range of                        Number           Remaining           Average             Number             Average
    Exercise Price              Outstanding      Contractual Life    Exercise Price      Exercisable       Exercise Price
    -----------------           -----------      ----------------    --------------      -----------       --------------
    $0.55  -     0.55                   375                  6.0           $ 0.55                372              $ 0.55
    $0.97  -     1.38                   369                  6.8             1.10                367                1.10
    $3.30  -     4.40                   149                  9.1             4.03                 36                3.59
    $5.50  -     6.94                   857                  8.9             6.87                317                 6.91
    $8.75  -    12.13                     9                  8.9             9.61                  2                 9.94
                                -----------      ----------------    --------------      -----------       --------------
                                      1,759                  7.9           $ 4.09              1,094               $ 2.70
                                -----------      ----------------    --------------      -----------       --------------
                                -----------      ----------------    --------------      -----------       --------------

1996 EMPLOYEE STOCK PURCHASE PLAN

        The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. As of December 31, 1998, 110,000 shares have been issued under the Purchase Plan.

FAIR VALUE DISCLOSURES

        Had compensation cost for options granted in 1998, 1997 and 1996 under the Company's Option Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

                                                                     Year Ended December 31,
                                                             ---------------------------------------
                                                               1998           1997           1996
                                                             -------         -------       ---------
Net income (loss):
   As reported                                               $ 8,041         $ 6,639       $ (5,676)
   Pro forma                                                 $ 6,481         $ 6,233       $ (5,765)

Pro forma net income (loss) per share:
 Basic:
   As reported                                                $ 0.67          $ 0.60        $ (0.90)
   Pro forma                                                  $ 0.54          $ 0.56        $ (0.91)
 Diluted:
   As reported                                                $ 0.63          $ 0.55        $ (0.90)
   Pro forma                                                  $ 0.51          $ 0.51        $ (0.91)

        The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period:


                                                       1998                1997                1996
                                                   --------------      --------------     ---------------
Risk free rate of return                           4.43 - 4.79%        5.74 - 6.29%       5.19 - 6.38%
Weighted average expected option term               3.8 years           4.3 years            5 years
Volatility rate                                        72 %                70 %               65 %
Dividend yield                                          0%                  0%                 0%


1997 EMPLOYEE 401(k) PLAN

        The InVision Technologies, Inc. 401(k) Plan (the "401(k) Plan") was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $294,000 and $170,000 in 1998 and 1997, respectively. No Company matching contributions were made to the 401(k) Plan in 1996.

NOTE 9.  COMMITMENTS

        The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2007. Future minimum lease payments under these leases at December 31, 1998 are as follows (in thousands):


                                                                          Operating       Capital
     Year Ending December 31,                                               Lease          Lease
---------------------------------------------------                       ----------     ---------
1999                                                                       $ 1,396         $ 190
2000                                                                         1,428           106
2001                                                                         1,474            73
2002                                                                         1,332            34
2003                                                                         1,240             -
Years thereafter                                                             4,904             -
                                                                          --------        --------
                                                                          $ 11,774           403
                                                                          --------
                                                                          --------

Less: amount representing interest                                                           (66)
                                                                                          --------
Present value of net minimum lease payments                                                  337
Less: current portion of capital lease obligations                                          (148)
                                                                                          --------

    Long-term capital lease obligations                                                    $ 189
                                                                                          --------
                                                                                          --------

        Rent expense for 1998, 1997 and 1996 was $1,357,000, $1,105,000 and
$527,000, respectively.

NOTE 10.  INCOME TAXES

        As a result of the losses generated during 1996 the Company recorded no provision for income taxes for that year and reconciliation of the federal statutory rate to the effective rate is not meaningful. For 1998 and 1997, the provision for income taxes consists of the following (in thousands):


                                                                          Year Ended December 31,
                                                                         ------------------------
                                                                           1998           1997
                                                                          -------        -------
Current:
  Federal                                                                   $ 756          $ 927
  State                                                                       200            200
  Foreign                                                                     140             65
                                                                          -------        -------
                                                                            1,096          1,192

Deferred:

  Federal                                                                       -              -
                                                                          -------        -------
Total provision                                                           $ 1,096        $ 1,192
                                                                          -------        -------
                                                                          -------        -------

        The Company's actual effective tax rate for 1998 and 1997 differs from the U.S. statutory income tax rate as follows:


                                                                             1998           1997
                                                                         ---------      ---------
U.S. federal statutory rate                                                  35.0 %         35.0 %
State taxes, net of federal tax benefit                                       0.9            2.6
Acquisition related tax benefit                                                 -            3.8
Utilization of operating loss carryovers                                    (23.5)         (25.3)
Other                                                                        (0.4)          (0.9)
                                                                         ---------      ---------
  Effective tax rate                                                         12.0 %         15.2 %
                                                                         ---------      ---------
                                                                         ---------      ---------
                                                                               December 31,
                                                                         ------------------------
                                                                            1998           1997
                                                                         ---------      ---------
Assets:

  Net operating loss carry forward                                        $ 2,345        $ 4,909
  Research and development credits                                            941          1,025
  Reserves                                                                  1,670          1,077
  Other                                                                       159            745
                                                                         ---------      ---------
                                                                            5,115          7,756
Liabilities:

  Other                                                                      (339)           (70)
                                                                         ---------      ---------
Valuation allowance                                                        (4,776)        (7,686)
                                                                         ---------      ---------
Net deferred tax assets (liabilities)                                     $   -          $   -
                                                                         ---------      ---------
                                                                         ---------      ---------

        The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence including its prior history of losses, that some portion or all of the deferred tax assets will not be realized.

        At December 31, 1998 the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three year period and the timing of utilization of various tax benefits carried forward.

NOTE 11.  RELATED PARTY TRANSACTIONS

        In 1998, 1997 and 1996, the Company recorded professional and consulting fees of $205,000, $165,000 and $264,000, respectively, as compensation to the Company's directors for services provided as members of the Board of Directors as well as consulting services rendered to the Company not in connection with their services as directors.

        In August 1996, the Company entered into a consulting agreement with BGI, Inc. ("BGI") a Virginia-based international consulting firm engaged to assist the Company with enhancing its methods, strategies and contacts to support the marketing of the CTX 5000 to the U.S. Government. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to the Company's Board of Directors. The Company paid consulting fees of $240,000 and $240,000 in 1998 and 1997, respectively, for BGI consulting services. BGI also received, in August 1996, an option for 6,586 shares of the Company's Common Stock with vesting of these shares based on the achievement of certain milestones. Based on these milestones 2,684 and 3,902 shares vested in 1998 and 1997, respectively.

NOTE 12.  LICENSE AGREEMENTS

        In November 1996, the Company entered into a Research, Development and License Agreement with EG&G Astrophysics, an affiliate of EG&G International Ltd. Under the terms of this agreement, the Company and EG&G Astrophysics agreed to participate in a cost sharing research and development effort to develop an explosive detection system with enhanced capability for reliable detection of explosives at higher rates of through-put than the Company's existing system. The agreement terminated in May 1998. The difference in costs incurred by each party was not material.

        In October 1994, Quantum entered into a twelve-year license agreement with a third party. As amended in May 1997, the agreement provides Quantum with a non-exclusive, irrevocable license to certain in-process detection technology (the "Superconductor Technology"), as well as equipment with a fair value of $100,000 in exchange for a $330,000 note payable due in unequal quarterly payments plus 11% interest. The fair value of the technology license of $230,000 was charged to operations in May 1997. The balance of the note payable was paid in full in January 1998.

        In June 1997, Quantum entered into a joint venture to perform research and development related to certain detection technologies. In exchange for a 38% ownership interest in the joint venture, Quantum granted a non-exclusive, royalty free, perpetual, transferable sub-license on the Superconductor Technology, agreed that the joint venture will be the sole source of fabrication and testing of products developed by the joint venture, and agreed to guarantee one-half of a $200,000 working capital loan to the joint venture. In connection with the formation of the joint venture, Quantum sold equipment to the joint venture in exchange for an eleven-year note receivable of $100,000, bearing interest at 6.7% per annum. In January 1999, Quantum sold sufficient shares to reduce its ownership in the joint venture to 10%, was released from its obligation to guarantee one-half of the working capital loan to the joint venture and agreed to extend the payment holiday under its note receivable from the joint venture to July 10, 2001.

        In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 in 1997 and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension.

        In June 1995, Quantum entered into an exclusive license agreement with a third party. Per the agreement terms, Quantum is subject to royalty payments based on a percentage of the net sales price of certain products sold. Additionally, within the first three years of the agreement, Quantum is required to spend a minimum of $300,000 for the development of certain related technology. In 1998 Quantum determined not to pursue this technology commercially and the license was terminated. As of the date of termination, Quantum had incurred costs of approximately $150,000. The consideration amount paid by Quantum to terminate the rights and obligations of the license agreement was not material.

        In recognition of development costs incurred by Quantum Design, Inc. ("QD") prior to the spin-out of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. The agreement also established minimum royalty payments of $50,000 in years 1997 and 1998, which were applied against royalties that become due to QD in the respective fiscal years.

NOTE 13.  LITIGATION

        On January 7, 1999, Vivid Technologies, Inc. ("Vivid") filed a summons and complaint (the "Complaint") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). The Complaint asserts causes of action for (1) misappropriation of trade secrets;
(2) inducing breach of contract; (3) interference with contractual relations;
(4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief (declaring that Vivid has not misappropriated trade secrets from Quantum). On February 8, 1999, defendants InVision and Quantum filed an answer in which they denied all material allegations of the complaint and asserted various affirmative defenses. Discovery has only recently commenced. No specific amount of damages has been requested.

         This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. The allegation of the Vivid complaint relating to the alleged misappropriation of its trade secrets appears to stem from the efforts to collect evidence of the alleged theft from Quantum, while the other allegations, including the allegation relating to Quantum's alleged defamation of Vivid, appear to relate to Quantum's alleged statements to the FAA describing the alleged theft. The U.S. Attorney for the Southern District of California has opened a grand jury investigation into the alleged theft of intellectual property from Quantum and two subpoenas and a search warrant were issued and executed. To the best of the Company's knowledge, this investigation remains open. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings, including discovery, for a period of 90 days. On March 5, 1999, the court granted the motion and ordered the entire case, including discovery, stayed for 90 days. A status conference has been set for June 11, 1999. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

        In addition to the foregoing matter, the Company may be involved, from time to time, in other litigation, including litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 14.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                            December 31,
                                                                      --------------------------
                                                                         1998          1997
                                                                      ------------  ------------
Accounts receivable:
  Billed                                                                 $ 20,412      $ 10,979
  Unbilled                                                                  6,183         5,838
  Other receivables                                                           338            30
                                                                      ------------  ------------
      Total                                                              $ 26,933      $ 16,847
                                                                      ------------  ------------
                                                                      ------------  ------------

Inventories:
  Raw material and purchased components                                   $ 6,272       $ 6,481
  Work-in-process                                                           4,365         3,626
  Finished goods                                                            1,188           674
                                                                      ------------  ------------
      Total                                                              $ 11,825      $ 10,781
                                                                      ------------  ------------
                                                                      ------------  ------------

Property and equipment:
  Machinery and equipment                                                 $ 4,705       $ 3,626
  Self constructed assets                                                   3,697         2,249
  Furniture and fixtures                                                    1,078           976
  Leasehold improvements                                                    2,939         2,872
                                                                      ------------  ------------
      Subtotal                                                             12,419         9,723
  Less:  accumulated depreciation and amortization                         (4,384)       (2,543)
                                                                      ------------  ------------
      Total                                                               $ 8,035       $ 7,180
                                                                      ------------  ------------
                                                                      ------------  ------------

        Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

        At December 31, 1998 and 1997 the Company had $614,000 and $625,000, respectively, of capitalized lease equipment and related accumulated amortization of $273,000 and $254,000, respectively.

                                                                            December 31,
                                                                      --------------------------
                                                                         1998          1997
                                                                      ------------  ------------
Accrued liabilities:

  Warranty and other reserves                                             $ 2,426       $ 1,837
  Accrued employee compensation                                             1,425         1,025
  Income taxes                                                              1,377           908
  Other                                                                     1,103           262
                                                                      ------------  ------------
      Total                                                               $ 6,331       $ 4,032
                                                                      ------------  ------------
                                                                      ------------  ------------