Form 10-K/A
period 1998-12-31
INVISION TECHNOLOGIES INC
filed 1999-04-30
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                     -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average of the closing bid and asked prices of $5.03 on March 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $44,505,480. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

On March 27, 1999, there were 12,067,627 shares of the Registrant's Common Stock outstanding.

         This Amendment No. 1 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of InVision Technologies, Inc. (the "Company") for the fiscal year ended December 31, 1998 ("Form 10-K") to add information required by Part III Item
10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Company's Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and other information with respect to the Company's directors. For information relating to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of the Form 10-K. No family relationship exists between any of the directors or executive officers of the Company. The information presented below with respect to each director has been furnished by such director.

DR. GIOVANNI LANZARA, age 59, has served as a Director of the Company since September 1990 and as Chairman of the Board since March 1994. Since 1978, he has served as a professor and President of the Transportation Engineering Department at the University of Aquila, Rome, Italy. Dr. Lanzara has been President of the International Center for Transportation Studies since 1987. Dr. Lanzara served as director of Imatron Inc. ("Imatron"), a CT medical scanner company, from August 1993 to June 1996.

DR. DOUGLAS P. BOYD, age 57, served as a Director of the Company from September 1990 to December 1992, and since June 1993. Dr. Boyd was a founder of Imatron in 1981, and has held various positions at Imatron, and currently serves as its Chairman of the Board and Chief Technology Officer. Dr. Boyd is an Adjunct Professor of Radiology at the University of California, San Francisco.

AMBASSADOR MORRIS D. BUSBY, age 61, has served as a Director of the Company since March 1998 when he was elected by the other directors to fill a vacancy. Since 1995, Ambassador Busby has served as President of BGI, Inc., an international consulting firm. From 1991 to 1994 he was ambassador to the Republic of Colombia and from 1989 to 1991 he was the United States Government's U.S. coordinator for counter-terrorism and directed the international efforts against terrorism during the Persian Gulf War. Prior to that time, he was Principal Deputy Assistant Secretary of State for Inter-American Affairs. From 1984 to 1987 he was Deputy Chief of Mission in Mexico City.

DR. SERGIO MAGISTRI, age 46, has served as President, Chief Executive Officer and Director of the Company since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies, including FI.M.A.I. Holding, S.A. As a consultant to FI.M.A.I., Dr. Magistri was involved in the formation of the Company and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

DR. BRUNO TREZZA, age 62, has served as a Director of the Company since November 1993. Since 1974, he has served as a professor of economics at the University "La Sapienza" in Rome, Italy. From 1980 to 1981, Dr. Trezza served as an economic advisor to the Italian Prime Minister. From 1974 to 1983, he served as a member of the Committee for Economic Planning of the Italian Ministry of Planning. He has served as a director of several private companies and public institutions in Italy.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that a monthly statement of changes in beneficial ownership was not filed by Eugenio Rendo, at the time a greater than 10% beneficial holder, who is no longer required to comply with Section 16(a). In addition, an annual statement of changes in beneficial ownership was filed late by Ambassador Morris D. Busby, a director.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         SUMMARY OF COMPENSATION

         The following table sets forth certain compensation earned by the Company's Chief Executive Officer and the Company's three other executive officers whose salary and bonus for the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers"):

                       SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                          ANNUAL COMPENSATION           -------------------
                                                      ------------------------------        SECURITIES
                                                      FISCAL                                UNDERLYING         ALL OTHER
NAME                                                   YEAR       SALARY      BONUS          OPTIONS          COMPENSATION
----                                                  -----       ------      -----          -------          ------------
Dr. Sergio Magistri...............................    1998      $225,000    $47,700             --              $3,000(3)
President and Chief Executive Officer                 1997       160,000     60,000          98,000             $2,503(3)
                                                      1996       136,666         --              --                --

Curtis P. DiSibio.................................    1998       136,917     40,000              --              3,900(3)
Chief Financial Officer (4)                           1997       130,343     90,000          50,000              1,690(3)
                                                      1996       111,250     34,750              --                 --

David Pillor......................................    1998       120,833    347,024(2)           --              4,318(3)
                                                      1997       110,000    386,646(2)       40,000                412(3)
Senior Vice President, Sales and Marketing            1996       110,000    117,603(2)           --                 --

Dr. Horst Bruening................................    1998       141,209         --              --             24,717(1)
Vice President, Engineering (5)

(1) Includes relocation expenses of $22,151 and matching contributions by the Company to Dr. Bruening's account under the 401(k) Plan of $2,566.

(2) Includes commission payments of $347,024 in 1998, $386,646 in 1997 and $97,603 in 1996.

(3) Represents matching contributions by the Company to employees' accounts under the Company's 401(k) Plan.

(4) Mr. DiSibio resigned as Chief Financial Officer on March 19, 1999. Tim Black, who joined the Company as Chief Operating Officer on November 16, 1998, is serving as Acting Chief Financial Officer.

(5) Dr. Bruening joined the Company as Vice President, Engineering on December 29, 1997 and resigned as an officer on October 5, 1998. He was on leave of absence through April 5, 1999.

         The Company has a policy of granting certain cash incentive awards to its senior management based upon the achievement of certain performance goals. The specific performance goals are determined by the Company's Board of Directors and are designed to fairly reward senior management for significant positive contributions to the Company.

STOCK OPTION GRANTS AND EXERCISES

         The Company grants options to its executive officers under its Equity Incentive Plan (the "Equity Plan"). As of March 31, 1998, options to purchase a total of 2,059,398 shares were outstanding under the Equity Plan and options to purchase 104,186 shares remained available for grant thereunder. No options were granted to the Named Executive Officers in 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to options exercised by the Named Executive Officers during 1998, the number of securities underlying unexercised options held by the Named Executive Officers as of December 31, 1998 and the value of unexercised in-the-money options as of December 31, 1998:

                                                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                       SHARES ACQUIRED                        OPTIONS AT FISCAL YEAR END            FISCAL YEAR END (1)
                             ON              VALUE        -------------------------------    -------------------------------
NAME                     EXERCISE(#)       REALIZED($)      EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----                   --------------    ------------     ------------    ---------------    ------------    ---------------
Dr. Sergio Magistri.        ---                ---         270,455            49,000         $ 1,236,452          $ 0
Curtis P. DiSibio...        ---                ---          90,688            25,000             352,487            0
David Pillor........        ---                ---         195,367            20,000             940,420            0
Dr. Horst Bruening..        ---                ---              ---               ---                ---             ---

------------------------
(1) Based on a per share price of $6.1875, the closing price of the Common Stock as reported on The Nasdaq Stock Market, minus the exercise price of the option, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Magistri, DiSibio, Pillor and Bruening which provide for salaries and other employment terms. These agreements each provide that if the Company terminates the employee's employment without cause, the employee is entitled to a severance payment equal to his annual base salary for six months. All of the employment agreements are terminable at the will of either the employee or the Company, with or without cause. In each case, termination by the employee requires sixty days notice to the Company, which in the case of Mr. DiSibio was waived. Mr. DiSibio has signed a six-month consulting agreement with the Company.

COMPENSATION OF DIRECTORS

         Directors receive a $10,000 annual retainer as compensation for their services as members of the Board. In addition, non-employee directors are reimbursed for expenses incurred in connection with the performance of services as directors. Non-employee directors of the Company also receive $2,000 per day for each day of consulting services rendered to the Company not in connection with their services as directors.

         Aggregate consulting fees earned by directors of the Company were $205,000 in 1998. Giovanni Lanzara (who earned $82,000) and Bruno Trezza (who earned $70,000) were the only individual directors who earned consulting fees in excess of $60,000 in 1998. Ambassador Busby, who became a director in March 1998, is a controlling shareholder of BGI which provided consulting services to the Company in 1998 in excess of $60,000. See "Certain Transactions."

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                          ON EXECUTIVE COMPENSATION *

         The Compensation Committee of the Board of Directors (the "Committee") is composed of two non-employee directors; Drs. Boyd and Lanzara. During the fiscal year 1998 the Committee did not meet and all compensation issues were handled by the Board of Directors acting in accordance with the Committee's charter. All references herein to the Committee shall refer to the Board of Directors for fiscal year 1998. The Committee is responsible for setting and administering the policies which govern annual executive salaries, bonuses (if any) and stock ownership programs. The Committee annually evaluates the performance, and determines the compensation, of the Chief Executive Officer ("CEO"), and other executive officers of the Company based upon a mix of the achievement of the corporate financial goals, individual performance and comparisons with other technology companies. The CEO is not present during the discussions of his compensation.

         The operation of the Committee is subject to the Bylaws of the Company, as in effect from time to time, and the Delaware General Corporation Law. The Committee has the full power and authority to carry out the following responsibilities:

     1. To establish salaries, incentives and other forms of compensation paid to officers and other employees of the company.

     2. To administer various incentive compensation and benefit plans, including the bonus plan.

     3. To perform such other functions and have other powers as may be necessary or convenient in the efficient discharge of the foregoing.

     4. To report to the Board from time to time, or whenever it shall be called upon to do so.

         The policies of the Committee with respect to executive officers, including the CEO, are to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the Committee has adopted a mix among the compensation elements of salary, bonus and stock options. The Committee has determined that the salaries for such officers shall be based upon a review of salary surveys of other technology companies performed for the Committee. The Committee may further adjust the salaries of such executive officers based upon the Company's financial performance during the past year and upon each officer's performance against established objectives related to his area of responsibility.

         In awarding stock options, the Committee considers a number of factors, including such executive officer's responsibilities and relative position in the Company, individual performance of such officer, any changes in such officer's responsibility and position, such officer's equity interest in the Company in the form of stock and options held by such individual, the extent to which existing stock options remain unvested and the total number of stock options to be awarded. No options were granted in 1998.

         Under the Company's executive bonus plan, executive officers may receive a certain percentage of their base salary in bonus payments, based on a combination of the Committee's subjective evaluation of the individual's performance and advice from the Committee's compensation consultant regarding competitive rates. Further, the Committee seeks to balance the desire for immediate earnings and the longer term goal of enhancing stockholder value.

COMPENSATION OF CHIEF EXECUTIVE OFFICER
-------------
* The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

         The Committee uses the same procedures described above for the other executive officers in setting the annual salary, bonus and stock option awards for the CEO. The CEO's salary is determined based on factors such as the Company's achievement of corporate goals and comparisons with technology companies as described above. In awarding stock options, the Committee considers the CEO's performance, the number of unvested options and the total number of options to be granted. The CEO's bonus is dependent upon the Company achieving the performance goals established by the Committee and the Committee's subjective evaluation of the CEO's performance.

         In December 1997, in connection with the Committee's review of Dr. Magistri's compensation, the Committee reviewed certain performance measures of the Company, primarily success in achieving profitability for the first time and increases in stockholder value. In addition, the Committee reviewed the CEO compensation of other similar sized technology companies. After this review, the Committee increased Dr. Magistri's base salary from $160,000 to $220,000 with the potential to receive a scaled bonus of up to $143,000 based on net profit and order backlog. In February 1999, the Board of Directors awarded Dr. Magistri a bonus of $115,000 for 1998, the payment of which was contingent upon the achievement of certain earnings per share in the first quarter of 1999. The target was met and the bonus was paid in April 1999. No options were granted in 1998.

                   FROM THE MEMBERS OF THE BOARD OF DIRECTORS

          Dr. Douglas Boyd   Dr. Sergio Magistri   Dr. Bruno Trezza

               Dr. Giovanni Lanzara   Admiral Morris D. Busby

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee consists of Dr. Boyd and Dr. Lanzara. The Compensation Committee did not meet during 1998; all compensation matters were handled by the non-employee members of Board of Directors, which consisted of Drs. Boyd, Lanzara, Magistri and Trezza, and Ambassador Busby during such fiscal year. Dr. Magistri was not present during discussion of his compensation. The foregoing report was prepared by the
Board of Directors at its meeting on February 19, 1999.
-------------
* The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

                      PERFORMANCE MEASUREMENT COMPARISON(1)

         The following graph shows the total stockholder return of an investment of $100 in cash on April 23, 1996 (the first trading date after the Company's Common Stock became registered under Section 12 of the Securities Exchange Act of 1934, as amended) for (i) the Company's Common Stock, (ii) the cumulative total return on the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the "Nasdaq U.S. Index") and (iii) the S&P Technology Sector Index. All values assume reinvestment of dividends and are calculated as of December 31 of each year.

  COMPARISON OF THIRTY-TWO MONTH CUMULATIVE TOTAL RETURN ON INVESTMENT(2)

                       Total Return To Shareholders


                                        ANNUAL RETURN PERCENTAGE
                                              Years Ending
                                 ----------------------------------------
Company/Index                     Dec 96         Dec 97         Dec 98
-------------------------------------------------------------------------
INVISION TECHNOLOGIES, INC.      200.00          (53.79)        (18.85)
TECHNOLOGY-500                    23.33           26.09          72.98
NASDAQ US                          8.87           22.65          40.91

                                                            INDEXED RETURNS
                                  Base                        Years Ending
                                 Period      ------------------------------------------
Company/Index                  26 Apr 96         Dec 96         Dec 97         Dec 98
---------------------------------------------------------------------------------------
INVISION TECHNOLOGIES, INC.      100             300.00         138.64         112.51
TECHNOLOGY-500                   100             123.33         155.51         268.99
NASDAQ US                        100             108.87         133.52         188.14



(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) $100 invested on April 23, 1996 in Stock or Index including reinvestment of dividends. Fiscal year ending December 31.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 1999 by:
(i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                                    SHARES
                                                                             BENEFICIALLY OWNED(1)
                                                                             ---------------------
        NAME                                                              NUMBER          PERCENTAGE
         ----                                                              ----          ----------
         HARAX Holding, S.A.(2).....................................    2,401,584             19.9%
         Dr. Sergio Magistri(3).....................................      311,213              2.6
         Curtis P. DiSibio(4).......................................       96,938                *
         David M. Pillor(5).........................................      200,367              1.7
         Dr. Horst Bruening(6)......................................            0              0.0
         Dr. Douglas P. Boyd(7).....................................       82,918                *
         Morris D. Busby(8).........................................        9,086                *
         Dr. Giovanni Lanzara(9)....................................      468,378              3.9
         Dr. Bruno Trezza(10).......................................      468,651              3.9
         All directors and executive officers as a group
              (9 persons)(11).......................................    1,637,551             13.6

---------------
*   Less than 1% of the outstanding InVision Common Stock.

1. Applicable percentage of ownership at March 26, 1999 is based upon 12,067,627 shares of InVision Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the

     Securities and Exchange Commission and includes sole or shared voting or investment power with respect to shares shown as beneficially owned. Shares of InVision Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

 2. The business address for the named stockholder is 22, Rue Marie Adelaide, L-2128, Luxembourg. Arsene Kronshagen is the controlling stockholder of HARAX and is deemed to beneficially own such shares.

 3. Includes 282,705 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

 4. Resigned March 19, 1999. Represents 96,938 shares issuable pursuant to options exercisable within 60 days of March 20, 1998. Pursuant to the terms of a six-month consulting agreement entered into by Mr. DiSibio and the Company, Mr. DiSibio's options will continue to vest during the term of the agreement.

 5. Represents 200,367 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

 6. Resigned as an officer on October 5, 1998. On leave of absence through April 5, 1999.

 7. Includes 78,873 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

 8. Includes 6,586 shares issuable to BGI, Inc. ("BGI") pursuant to vested options. Admiral Busby is a controlling shareholder of BGI which received these options as partial payment for services provided by BGI pursuant to its consulting agreement with the Company Also includes 2,500 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

 9. Includes 341,886 shares held by PASTEC, Holdings, S.A. Giovanni Lanzara is the controlling stockholder of PASTEC. Also includes 68,570 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

10. Includes 385,474 shares held by HAKON Holdings, S.A. Bruno Trezza is the controlling stockholder of HAKON. Also includes 83,177 shares issuable pursuant to options exercisable within 60 days of March 20, 1998.

11. Includes 818,035 shares held by entities affiliated with certain directors of InVision as described in footnotes 9 and 10 above and 812,930 shares subject to options exercisable within 60 days of March 20, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

         In August of 1996 the Company entered into a consulting agreement with BGI, Inc. ("BGI") a Virginia-based international consulting firm engaged to assist the Company with enhancing its methods, strategies and contacts to support the marketing of the CTX 5000 Series to the U.S. Government. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to the Company's Board of Directors. In 1998, the Company paid BGI $240,000 in consulting fees. BGI also received, in August 1996, an option on 6,586 shares of the Company's common stock with vesting of these shares based on the achievement of certain milestones. Based on these milestones the remaining 2,684 shares, not previously vested, vested in 1998.

         The Company believes that the foregoing transaction was in its best interest and was on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 1999.

                                  INVISION TECHNOLOGIES, INC.

                                  By:  /s/ SERGIO MAGISTRI
                                     -------------------------
                                     Sergio Magistri
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                                         TITLE                                      DATE
---------                                                         -----                                      ----
/s/ SERGIO MAGISTRI                                 President, Chief Executive Officer and Director     April 30, 1999
-------------------------------------------         (PRINCIPAL EXECUTIVE OFFICER)
             Sergio Magistri

/s/ TIM BLACK                                       Chief Operating Officer and                         April 30, 1999
-------------------------------------------         Acting Chief Financial Officer
                Tim Black                           (PRINCIPAL FINANCIAL OFFICER)

/s/ JIM B. ROBBINS                                  Corporate Controller                                April 30, 1999
-------------------------------------------         (PRINCIPAL ACCOUNTING OFFICER)
              Jim B. Robbins

/s/ GIOVANNI LANZARA                                Chairman of the Board of Directors                  April 30, 1999
-------------------------------------------
             Giovanni Lanzara

                                                    Director                                            April 30, 1999
-------------------------------------------
             Douglas P. Boyd

/s/ BRUNO TREZZA                                    Director                                            April 30, 1999
-------------------------------------------
               Bruno Trezza

                                                    Director                                            April 30, 1999
-------------------------------------------
             Morris D. Busby