Form 10-Q
period 1999-03-31
INVISION TECHNOLOGIES INC
filed 1999-05-17
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1999 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                         Commission File Number: 0-28236


                           INVISION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   94-3123544
                      (I.R.S. Employer Identification No.)


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


On March 31, 1999, there were 12,071,189 shares of the Registrant's Common Stock outstanding.

                           INVISION TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX


ITEM                                                                                                           PAGE
----                                                                                                           ----
PART I:  FINANCIAL INFORMATION


1.  Consolidated Financial Statements (unaudited)

    a.  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.......................................3

    b.  Consolidated Statements of Income - Three months ended March 31, 1999 and 1998...........................4

    c.  Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998.......................5

    d.  Notes to Consolidated Financial Statements ..............................................................6

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......................8



PART  II. OTHER INFORMATION


6.  Exhibits and Reports on Form 8-K............................................................................16

Signature Page .................................................................................................17

Exhibits .......................................................................................................18


                           INVISION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                (UNAUDITED)
                                                                                 MARCH 31,        DECEMBER 31,
                                                                                    1999             1998
                                                                                ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $ 14,773          $ 10,462
    Short-term investments                                                              998             1,995
    Restricted cash                                                                       -             1,056
    Accounts receivable                                                              22,790            26,933
    Inventories                                                                      12,459            11,825
    Other current assets                                                              1,660             1,731
                                                                                ------------      ------------
        Total current assets                                                         52,680            54,002

Long-term restricted cash                                                               230               200
Property and equipment, net                                                           8,107             8,035
Other assets                                                                          1,266             1,249
                                                                                ------------      ------------
                                                                                   $ 62,283          $ 63,486
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $ 3,867           $ 3,402
    Accrued liabilities                                                               6,800             6,331
    Deferred revenue                                                                    513             1,496
    Short-term debt                                                                     109             2,967
    Current maturities of long-term obligations                                         736               895
                                                                                ------------      ------------
        Total current liabilities                                                    12,025            15,091
                                                                                ------------      ------------

Long-term obligations                                                                 1,484             1,565
                                                                                ------------      ------------

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;                           -                 -
       no shares issued and outstanding
    Common stock, $0.001 par value, 20,000,000 shares                                    12                12
       authorized; 12,071,000 and 12,067,000 issued and outstanding
    Additional paid-in capital                                                       57,502            57,372
    Deferred stock compensation expense                                                (131)             (131)
    Accumulated deficit                                                              (7,744)           (9,558)
    Treasury stock, at cost (115,000 shares)                                           (865)             (865)
                                                                                ------------      ------------
          Total stockholders' equity                                                 48,774            46,830
                                                                                ------------      ------------
                                                                                   $ 62,283          $ 63,486
                                                                                ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ---------------------------
                                                                                 1999           1998
                                                                              ------------   ------------
Revenues                                                                         $ 15,515       $ 15,880
Cost of revenues                                                                    8,524          8,174
                                                                              ------------   ------------
    Gross profit                                                                    6,991          7,706
                                                                              ------------   ------------

Operating expenses:
  Research and development                                                          1,649          1,687
  Sales and marketing                                                               1,303          1,662
  General and administrative                                                        1,994          1,809
                                                                              ------------   ------------
    Total operating expenses                                                        4,946          5,158
                                                                              ------------   ------------

Income from operations                                                              2,045          2,548
Interest expense                                                                      (72)           (58)
Interest and other income, net                                                        161            234
                                                                              ------------   ------------
Income before provision for income taxes                                            2,134          2,724
Provision for income taxes                                                            320            464
                                                                              ------------   ------------
Net income                                                                        $ 1,814        $ 2,260
                                                                              ============   ============

Net income per share:
  Basic                                                                           $  0.15        $  0.19
                                                                              ============   ============
  Diluted                                                                         $  0.14        $  0.18
                                                                              ============   ============

Weighted average shares outstanding:
  Basic                                                                            12,057         12,022
  Diluted                                                                          12,739         12,905


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           ---------------------------
                                                                                              1999           1998
                                                                                           -----------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           $ 7,042        $    (61)
                                                                                           -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (purchases of) short-term investments, net                                      997           3,028
    Purchases of property and equipment                                                          (694)           (521)
    Long-term restricted cash                                                                     (30)          1,254
                                                                                           -----------    ------------
                 Net cash provided by investing activities                                        273           3,761
                                                                                           -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayments of) short-term debt, net                                        (2,858)         (1,968)
     Repayments of long-term debt                                                                (276)            (39)
     Proceeds from issuance of common stock, net                                                  130             234
                                                                                           -----------    ------------
                 Net cash used in financing activities                                         (3,004)         (1,773)
                                                                                           -----------    ------------

Net increase in cash and cash equivalents for the period                                        4,311           1,927
Cash and cash equivalents at beginning of period                                               10,462          14,111
                                                                                           -----------    ------------
Cash and cash equivalents at end of period                                                   $ 14,773        $ 16,038
                                                                                           ===========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                                             $   48          $   58
     Taxes paid                                                                                $  250          $  622


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

    The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-20815).

    Operating results for the three month period ended March 31, 1999 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1999 or any other future period.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

 NET INCOME PER SHARE

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

    The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):


                                                                 THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                                           1999                                1998
                                            ----------------------------------  ----------------------------------
                                                                       PER                                 PER
                                                                      SHARE                               SHARE
                                              INCOME      SHARES      AMOUNT      INCOME      SHARES      AMOUNT
                                            ----------  ----------  ----------  ----------  ----------  ----------
Basic net income per share:
  Income available to common stockholders    $  1,814      12,057    $   0.15    $  2,260      12,022    $   0.19
Effect of dilutive securities:
  Options                                         -           682       (0.01)        -           883       (0.01)
                                            ----------  ----------  ----------  ----------  ----------  ----------
Diluted net income per share:
  Income available to common stockholders
  plus assumed conversions                   $  1,814      12,739    $   0.14    $  2,260      12,905    $   0.18
                                             =========  ==========  ==========  ==========  ==========  ==========


    The computation of diluted net income per share for the three months ended March 31, 1999 does not include shares issuable upon exercise of options in the amount of 865,071 because to do so would have been anti-dilutive for the periods presented.

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.  ACCOUNTS RECEIVABLE

    The components of accounts receivable consist of the following (in thousands):

                                                                        MAR. 31,      DEC. 31,
                                                                          1999          1998
                                                                      ------------  ------------
Accounts receivable:
  Billed                                                                 $ 18,397      $ 20,412
  Unbilled                                                                  4,274         6,183
  Other receivables                                                           119           338
                                                                      ------------  ------------
      Total                                                              $ 22,790      $ 26,933
                                                                      ============  ============


4.  INVENTORIES

    The components of inventory consist of the following (in thousands):

                                                                        MAR. 31,      DEC. 31,
                                                                          1999          1998
                                                                      ------------  ------------
Inventories:
  Raw material and purchased components                                   $ 7,908       $ 6,272
  Work-in-process                                                           4,183         4,365
  Finished goods                                                              368         1,188
                                                                      ------------  ------------
      Total                                                              $ 12,459      $ 11,825
                                                                      ============  ============

5.  PROPERTY AND EQUIPMENT

    The components of property and equipment consist of the following (in thousands):

                                                                       MAR. 31,      DEC. 31,
                                                                         1999          1998
                                                                      ------------  ------------
Property and equipment:
  Machinery and equipment                                                 $ 4,807       $ 4,705
  Self constructed assets                                                   4,184         3,697
  Furniture and fixtures                                                    1,078         1,078
  Leasehold improvements                                                    2,959         2,939
                                                                      ------------  ------------
      Subtotal                                                             13,028        12,419
  Less:  accumulated depreciation and amortization                         (4,921)       (4,384)
                                                                      ------------  ------------
      Total                                                               $ 8,107       $ 8,035
                                                                      ============  ============

                           INVISION TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, AND CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31 1998.

OVERVIEW

    InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems ("EDS") based on advanced computed tomography ("CT") technology. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system and its next generation CTX 9000 system, and has other products in development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only explosive detection systems certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. Additionally, the Company's next generation CTX 9000 system successfully completed FAA certification testing in April 1999. The Company expects the FAA to order several CTX 9000 systems this year for installation and operational testing at airports in the United States. In the international market, the Company has already begun marketing the CTX 9000 system and is seeing interest from both existing and potential customers. Since its first sale in 1995, the Company has received orders for a total of 169 CTX 5000 Series systems, of which a total of 159 had been shipped as of March 31, 1999. For the three months ended March 31, 1999 and 1998, the Company had revenues of $15.5 million, and $15.9 million, respectively, and as of March 31, 1999 had in backlog equipment orders and service agreements of $14.5 million.

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

    The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software as well as its next generation system, the CTX 9000 system. At March 31, 1999, the Company had 103 full-time employees engaged in research and development activities while also using the services of 12 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. The Company believes that investment in research and development in absolute dollars will increase substantially to meet its future needs regardless of the level of funding received from research and development contracts and grants. During the three months ended March 31, 1999 and 1998, the Company spent $4.6 million and $4.3 million, respectively, on research and development activities. Of these amounts, $2.9 million and $2.6 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As of March 31, 1999, the Company had in backlog research and development contracts and grants of $4.2 million.

    The Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the three months ended March 31, 1999 and 1998, $12.6 million, and $11.0 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 81.2% and 69.2% of the Company's revenues, respectively. For the year ended December 31, 1998, revenues from the Company's largest customer, the U.S. government, were approximately $37.9 million, or 59.9% of the Company's revenues.

    The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5500 and CTX 9000 systems primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the three months ended March 31, 1999 and 1998 and the year ended December 31, 1998, international sales represented 17.5%, 30.8% and 33.7%, respectively, of the Company's revenues.

    The sales cycle of the Company's product line is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and assimilate the product. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's product line and the execution of a contract. Another three months to a year may elapse prior to shipment of the product as the customer site is prepared and the system is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

    The Company recognizes revenue upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Systems typically carry a one-year warranty.

RESULTS OF OPERATIONS

    The following table sets forth, certain income and expenditure items from the Company's consolidated statements of income expressed as a percentage of revenues for the periods indicated.

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  ---------       -------
Revenues                                                            100.0 %         100.0 %
Cost of revenues                                                     54.9            51.5
                                                                   ------          ------
    Gross profit                                                     45.1            48.5
                                                                   ------          ------
Operating expenses
    Research and development                                         10.6            10.6
    Sales and marketing                                               8.4            10.5
    General and administrative                                       12.9            11.4
                                                                   ------          ------
       Total operating expenses                                      31.9            32.5
                                                                   ------          ------

Income from operations                                               13.2            16.0
Interest expense                                                     (0.5)           (0.4)
Income and other (expense), net                                       1.0             1.5
                                                                   ------          ------

Income before income taxes                                           13.7            17.1
Provision for income taxes                                            2.1             2.9
                                                                   ------          ------
Net income                                                           11.6 %          14.2 %
                                                                   ------          ------
                                                                   ------          ------

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER

    REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support. Revenues were $15.5 million for the first quarter of 1999, a decrease of 2.3% from the $15.9 million in the first quarter of 1998. This decrease was primarily attributable to three fewer units shipped in the first quarter of 1999 compared to the same quarter a year ago, partially offset by the shipment of CTX 5500 upgrade kits to the FAA and the commencement of maintenance related revenues in the domestic market. In the first quarter of 1999, the Company shipped 13 units (11 units to the FAA and 2 units to an international customer) and the remaining 27 CTX 5500 upgrade kits purchased by the FAA. In the first quarter of 1998, the Company shipped 16 units (12 units to the FAA and 4 units to international customers). The Company typically ships against a backlog of orders for its products. As of March 31, 1999, the Company had in backlog equipment orders and service agreements of $14.5 million.

    GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit was $7.0 million in the first quarter of 1999, a decrease of 9.3% from the $7.7 million in the first quarter of 1998. Gross margins were 45.1% and 48.5%, respectively. The decrease in gross margins was primarily due to higher manufacturing overhead costs per unit resulting from the manufacture and shipment of three fewer units in the first quarter of 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided on both a cost and cost plus basis. The Company believes that research and development expenses in absolute dollars will increase substantially in the future regardless of the level of funding received from the FAA and other government agencies and private entities.

    Net research and development expenses were $1.6 million in the first quarter of 1999 compared to $1.7 million in the same quarter in 1998. Gross research and development expenses were $4.6 million in the first quarter of 1999, an increase of 5.9% from the $4.3 million in the first quarter of 1998. Of these amounts, $2.9 million and $2.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. The Company capitalizes internally generated software costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. Software development costs qualifying for capitalization were insignificant in the first quarter of 1999 and 1998. As a percentage of revenues, net research and development expenses were 10.6% in the first quarter of 1999 and 1998. The increase in gross research and development expenses is primarily the result of personnel additions and increased spending on engineering materials and services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, consultant fees, travel related to the sales process, and other selling and distribution costs. Sales and marketing expenses were $1.3 million in the first quarter of 1999, a decrease of 21.6% from the $1.7 million in the first quarter of 1998. As a percentage of revenues, sales and marketing expenses were 8.4% in the first quarter of 1999, compared to 10.5% in the first quarter of 1998. The decrease in sales and marketing expenses is primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans and the Company's efforts to reduce SG&A spending levels in 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, consultant fees, professional service fees, insurance, travel and other general expenses. General and administrative expenses were $2.0 million in the first quarter of 1999, an increase of 10.2% from the $1.8 million in the first quarter of 1998. As a percentage of revenues, general and administrative expenses were 12.9% in the first quarter of 1999, compared to 11.4% in the first quarter of 1998. The increase in general and administrative expenses is primarily the result of personnel additions, management bonuses and increased legal costs associated with the Vivid litigation, partially offset by the Company's efforts to reduce SG&A spending levels in 1999.

    INTEREST EXPENSE. Interest expense increased to $72,000 in the first quarter of 1999 from $58,000 in the first quarter of 1998. Interest expense in the first quarter of 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net, decreased to $161,000 in the first quarter of 1999 from $234,000 in the first quarter of 1998. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $197,000, partially offset by other expense (net) of $36,000. The 1998 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $233,000 and results from the higher cash equivalent and short-term investment balances in the first quarter of 1998 as compared to the 1999 quarter.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate for the first quarter of 1999 and 1998 was 15% and 17%, respectively. The Company's effective tax rate for the first quarter of 1999 and 1998 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At March 31, 1999, the Company had $15.8 million in cash, cash equivalents and short-term investments, compared to $12.5 million at December 31, 1998. Working capital was $40.7 million at March 31, 1999 compared to $38.9 million at December 31, 1998.

    Net cash provided by operating activities was $7.0 million in the three month period ended March 31, 1999, compared to $61,000 used in operating activities in the same period of 1998. Cash provided by operating activities in the first quarter of 1999 primarily resulted from net income of $1.8 million, the $0.6 million non cash effect from depreciation and amortization, the release of restricted cash of $1.1 million, a $4.1 million decrease in accounts receivable and a $0.9 million increase in accounts payable and accrued liabilities, partially offset by a $1.0 million decrease in deferred revenues and a $0.6 million increase in inventories. Cash used in operating activities in the first quarter of 1998 primarily resulted from net income of $2.3 million and the $0.3 million non cash effect from depreciation and amortization, offset by a $1.0 million increase in accounts receivable, a $0.4 million increase in other current assets, a $0.3 million increase in inventories and a $0.9 million decrease in deferred revenues.

    Net cash provided by investing activities was $273,000 in the three month period ended March 31, 1999, compared to $3.8 million in the same period of 1998. Net cash provided by investing activities in the first quarter of 1999 primarily resulted from $1.0 million in proceeds on sales of short-term investments (net of purchases), partially offset by $0.7 million in acquisitions of capital equipment. Net cash provided by investing activities in the first quarter of 1998 primarily resulted from $3.0 million in proceeds on sales of short-term investments (net of purchases) and a $1.3 million release of long-term restricted cash, partially offset by $0.5 million in acquisitions of capital equipment. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

    Net cash used in financing activities was $3.0 million in the three month period ended March 31, 1999, compared to $1.8 million in the same period of 1998. Net cash used in financing activities in the first quarter of 1999 was primarily due to $3.1 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $130,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Net cash used in financing activities in the first quarter of 1998 was primarily due to $2.0 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $234,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

    In May 1999, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (7.75% at March 31, 1999) and are secured by all of the Company's assets other than its intellectual property. The agreements expire in April 2000 and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At March 31, 1999, the Company was in compliance with the loan covenants. Proceeds of loans under both lines of credit may be used for general corporate purposes. At March 31, 1999, the Company had an outstanding guarantee to a customer through issuance of a letter of credit secured by the lines of credit totaling $0.5 million. There were no outstanding borrowings under the lines of credit at March 31, 1999.

    In May 1999, the Company renewed its committed equipment line of credit agreement with Silicon Valley Bank that transforms into a term loan after drawdown. The agreement expires in April 2000 and provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (7.75% at March 31, 1999) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (5.11% at March 31, 1999) during the amortization period. Borrowings are secured by the assets purchased or financed. At March 31, 1999, the Company had no outstanding borrowings under the line of credit.

    The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

    HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The quarter ended March 31, 1997 was the Company's first profitable quarter since inception. Although the Company has reported a profit in each subsequent quarter, there can be no assurance that the Company will continue to be profitable on a quarterly basis or annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors and the certification of certain of these products, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation security industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers, a high percentage of which are public agencies which are subject to legislative budgeting and other limitations, including with respect to its largest customer, the U.S. government, the risk that a substantial portion of the $100 million of funds appropriated by Congress to purchase explosive detection systems equipment in fiscal 1999 will not be used to purchase the Company's products. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly revenues have fluctuated significantly in the past and are expected to fluctuate significantly in the future. These fluctuations are the result of a variety of factors, including the Company's delivery cycle, variations in product configuration, timing of orders, and suitability of client sites. The Company's cost of revenues fluctuates from quarter to quarter consistent with fluctuations in such revenues. In addition, the Company's gross margins may be affected by, among other factors, the configuration of systems sold, the mix between system and add-on sales, and the breakdown between domestic and international sales.

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

    THE STATUS OF THE COMPANY'S PRODUCTS.

    CTX 9000 SYSTEM. The FAA has tested the current version of the CTX 9000 by applying its Year 2000 compliance definition as stated in the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. The Company has been advised verbally by the FAA that the CTX 9000 has passed the Year 2000 certification testing. The Company expects to receive the formal document from the FAA that the CTX 9000 is compliant with its Year 2000 compliance definition by the end of the second quarter of 1999.

    CTX 5500 SYSTEM AND UPGRADE KITS. The FAA has tested and certified that the current version of the CTX 5500 and the CTX 5500 upgrade kit are compliant with its Year 2000 compliance definition. This testing and certification was performed using the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. All CTX 5500 systems shipped beginning in 1999 match the certified version. All CTX 5500 systems purchased by the FAA and shipped prior to January 1, 1999, have been upgraded to match the certified version. Other CTX 5500 systems shipped prior to January 1, 1999 are not the same as the certified version but will be upgraded to match the certified version by InVision at no charge to the customer if under an InVision warranty or service contract. During the first quarter of 1999 an additional minor Year 2000 problem was identified in a data report with no system operational impact. The fix has already been designed and tested. All CTX 5500 customers under an InVision warranty or service contract will receive this additional fix at no charge.

    CTX 5000 SYSTEM. Identification and assessment of risks and establishment of fixes and upgrades have been completed for all released product software. With respect to hardware the Company has recently completed a component review for embedded chips, clocks and supplier testing of Year 2000 compliance and found no material compliance issues. Although it will not be tested by the FAA, the fix for the CTX 5000 has been designed to meet the FAA Year 2000 compliance definition and the Company plans to use a test plan on the CTX 5000 similar to the one used by the FAA in certifying compliance of the CTX 5500. The CTX 5000 Year 2000 fix is planned to be released by the end of the second quarter of 1999. Customers under warranty or service contract will receive this fix at no charge. Alternatively, CTX 5000 customers may purchase a CTX 5500 upgrade kit which provides the compliance certified by the FAA (and also offers other operational benefits). This upgrade kit has been purchased and installed on all CTX 5000 systems previously purchased by the FAA.

    COMPANY INFRASTRUCTURE. With respect to the Company's internal computerized systems in its manufacturing, information, facilities and financial and administrative areas, the Company has completed phases one and two (identification and assessment of risks) and is nearing the end stage of phase three (development of remediation and contingency plans). Outside consultants have been engaged to assist the Director of Quality Assurance and the Executive Staff under the direction of the Chief Operating Officer to complete this process, including the implementation of any necessary solutions and the design of any necessary contingency plans. At this point in its review, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company which cannot be resolved which could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects to have all phases of this portion of the project completed by the end of the second quarter of 1999.

    SUPPLIERS AND CUSTOMERS. The Company has submitted a survey to all current suppliers of products and services. Approximately two-thirds of these suppliers have responded to date and the Company is in the process of contacting the remaining by telephone. Based on our review of the responses received, no significant problems have been identified. Even when completed, where the information provided is not subject to verification by internal testing, the Company is vulnerable to any failure by its major suppliers, service providers and customers (including airports and airlines which are the end-users of its products) to identify the full extent of and successfully remedy their own internal Year 2000 issues. This failure could have a material adverse effect on the Company's supplies, orders or installation schedules. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to Year 2000 issues based on information developed through the current stage of its Year 2000 project, these third parties may nonetheless experience Year 2000 problems. Any such problems could have a material adverse effect on the Company's results of operations and financial condition.

    COSTS OF COMPLIANCE. Based on the status of the Company's efforts to date to prepare for the Year 2000, the Company believes that the costs of compliance with respect to both its products and its infrastructure, including third party suppliers, will not exceed $500,000. As of March 31, 1999, approximately $115,000 had already been incurred.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10.31 Amended and Restated Loan and Security Agreement dated May 4, 1999, between the Registrant and Silicon Valley Bank.

               10.32 Amended and Restated Export-Import Bank Loan and Security Agreement dated May 4, 1999, between the Registrant and Silicon Valley Bank.

               10.33 Negative Pledge Agreement, dated May 4, 1999, covering all of the Registrant's Intellectual Property between the Registrant and Silicon Valley Bank.

               27       Financial Data Schedule.

               (b) The Registrant filed no Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVISION TECHNOLOGIES, INC.



Date: May 14, 1999                     /s/ SERGIO MAGISTRI
                                       -------------------
                                       Dr. Sergio Magistri
                                       President and Chief Executive Officer
                                       (PRINCIPAL EXECUTIVE OFFICER)


Date: May 14, 1999                     /s/ TIM BLACK
                                       -------------
                                       Tim Black
                                       Chief Operating Officer and Acting Chief
                                       Financial Officer
                                       (PRINCIPAL FINANCIAL OFFICER)


Date: May 14, 1999                     /s/ JIM B. ROBBINS
                                       ------------------
                                       Jim B. Robbins
                                       Corporate Controller
                                       (PRINCIPAL ACCOUNTING OFFICER)