Form 10-Q
period 1999-06-30
INVISION TECHNOLOGIES INC
filed 1999-08-13
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q



(Mark One)


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 1999 or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

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


On June 30, 1999, there were 12,107,000 shares of the Registrant's Common Stock outstanding.

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

       a.     Consolidated Balance Sheets - June 30, 1999 and December 31, 1998................................3

       b.     Consolidated Statements of Income - Three months and six months ended June 30, 1999 and 1998.....4

       c.     Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998..................5

       d.     Notes to Consolidated Financial Statements ......................................................6

2.     Management's  Discussion  and Analysis of Financial Condition and Results of Operations ................9



Part  II.  OTHER INFORMATION

3.     Legal Proceedings.......................................................................................20

4.     Submission of Matters to a Vote of  Security Holders....................................................21

5.     Other Information.......................................................................................22

6.     Exhibits and Reports on Form 8-K........................................................................22

Signature Page ................................................................................................23


                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          (UNAUDITED)
                                                                            JUNE 30,               DECEMBER 31,
                                                                              1999                     1998
ASSETS                                                                     -----------             ------------
Current assets:
    Cash and cash equivalents                                               $14,752                   $10,462
    Short-term investments                                                      998                     1,995
    Restricted cash                                                               -                     1,056
    Accounts receivable, net                                                 20,105                    26,933
    Inventories                                                              13,553                    11,825
    Other current assets                                                      1,799                     1,731
                                                                          -----------              ------------
        Total current assets                                                 51,207                    54,002

Long-term restricted cash                                                       230                       200
Property and equipment, net                                                   7,815                     8,035
Other assets                                                                  1,301                     1,249
                                                                          -----------                -----------
                                                                            $60,553                   $63,486
                                                                          -----------                -----------
                                                                          -----------                -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $ 3,034                   $ 3,402
    Accrued liabilities                                                       6,051                     6,331
    Deferred revenue                                                            392                     1,496
    Short-term debt                                                              37                     2,967
    Current maturities of long-term obligations                                 567                       895
                                                                          -----------                -----------
        Total current liabilities                                            10,081                    15,091
                                                                          -----------                -----------

Long-term obligations                                                         1,410                     1,565
                                                                          -----------                -----------

Contingencies (Note 6)

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;                   -                         -
       no shares issued and outstanding
    Common stock, $0.001 par value, 20,000,000 shares                            12                        12
       authorized; 12,107,000 and 12,067,000 issued and outstanding
    Additional paid-in capital                                               57,648                    57,372
    Deferred stock compensation expense                                         (97)                     (131)
    Accumulated deficit                                                      (7,636)                   (9,558)
    Treasury stock, at cost (115,000 shares)                                   (865)                     (865)
                                                                          -----------                -----------
          Total stockholders' equity                                         49,062                    46,830
                                                                          -----------                -----------
                                                                            $60,553                   $63,486
                                                                          -----------                -----------
                                                                          -----------                -----------


The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                       ------------------                  ----------------
                                                      1999             1998               1999           1998
                                                    --------         --------           --------       --------
Revenues                                            $ 11,732         $ 15,432           $ 27,247        $ 31,312
Cost of revenues                                       6,742            9,114             15,266          17,288
                                                    --------         --------           --------        --------
  Gross profit                                         4,990            6,318             11,981          14,024
                                                    --------         --------           --------        --------

Operating expenses:

  Research and development                             2,241            1,622              3,890           3,309
  Sales and marketing                                  1,162            1,576              2,465           3,238
  General and administrative                           1,562            1,621              3,556           3,430
                                                    --------         --------           --------        --------
    Total operating expenses                           4,965            4,819              9,911           9,977
                                                    --------         --------           --------        --------

Income from operations                                    25            1,499              2,070           4,047
Interest expense                                         (55)             (24)              (127)            (82)
Interest and other income, net                           157              201                318             435
                                                    --------         --------           --------        --------
Income before provision for income taxes                 127            1,676              2,261           4,400

Provision for income taxes                                19               64                339             528
                                                    --------         --------           --------        --------

Net income                                          $    108         $  1,612           $  1,922        $  3,872
                                                    --------         --------           --------        --------
                                                    --------         --------           --------        --------
Net income per share:
  Basic                                             $   0.01         $   0.13           $   0.16        $   0.32
                                                    --------         --------           --------        --------
                                                    --------         --------           --------        --------
  Diluted                                           $   0.01         $   0.13           $   0.15        $   0.30
                                                    --------         --------           --------        --------
                                                    --------         --------           --------        --------

Weighted average shares outstanding:
  Basic                                               12,090           12,050             12,074          12,036
  Diluted                                             12,751           12,895             12,745          12,900




The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ---------------------
                                                                                  1999         1998
                                                                                --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             $  7,635     $ (3,385)
                                                                                --------      -------
CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from short-term investments, net                                      997        3,059
      Purchases of property and equipment                                         (1,103)      (1,625)
      Long-term restricted cash                                                      (30)       1,254
      Capitalized software development costs                                           -         (494)
      Noncurrent assets                                                                -          (60)
                                                                                --------      -------
                 Net cash provided by (used in) investing activities                (136)       2,134
                                                                                --------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
      Repayments of short-term debt, net                                          (2,930)        (179)
      Repayments of long-term debt                                                  (555)         (78)
      Proceeds from issuance of common stock, net                                    276          422
      Repurchase of common stock                                                       -         (688)
                                                                                --------      -------
                 Net cash used in financing activities                            (3,209)        (523)
                                                                                --------      -------
Net increase (decrease) in cash and cash equivalents for the period                4,290       (1,774)
Cash and cash equivalents at beginning of period                                  10,462       14,111
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $ 14,752      $ 12,337
                                                                                --------      --------
                                                                                --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                                              $    145      $    114
     Taxes paid                                                                 $    255      $    733


The accompanying notes are an integral part of these consolidated financial statements.

                          INVISION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the "Company') as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-20815).

     Operating results for the three month and six month periods ended June 30, 1999 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1999 or any other future period.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. NET INCOME PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options (using the treasury stock method).

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):



                                                       THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------
                                                 1999                            1998
                                     -----------------------------  ------------------------------
                                                           PER                             PER
                                                          SHARE                           SHARE
                                      INCOME    SHARES    AMOUNT     INCOME     SHARES    AMOUNT
                                     --------- --------- ---------  ---------  --------- ---------
Basic net income (loss) per share:
  Income (loss) available to
     common  stockholders               $ 108    12,090    $ 0.01    $ 1,612     12,050    $ 0.13
 Effect of dilutive securities:
    Options                                 -       661         -          -        845         -
                                     --------- --------- ---------  ---------  --------- ---------
Diluted net income (loss) per share:
    Income (loss) available to common
     stockholders plus assumed
     conversions                        $ 108    12,751    $ 0.01    $ 1,612     12,895    $ 0.13
                                     --------- --------- ---------  ---------  --------- ---------
                                     --------- --------- ---------  ---------  --------- ---------

                                                        SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------
                                                 1999                            1998
                                     -----------------------------  ------------------------------
                                                           PER                             PER
                                                          SHARE                           SHARE
                                      INCOME    SHARES    AMOUNT     INCOME     SHARES    AMOUNT
                                     --------- --------- ---------  ---------  --------- ---------
Basic net income (loss) per share:
  Income (loss) available to
     common  stockholders              $ 1,922  12,074    $  0.16   $ 3,872     12,036   $  0.32
 Effect of dilutive securities:
    Options                                  -     671      (0.01)        -        864     (0.02)
                                     --------- --------- ---------  ---------  --------- ---------
Diluted net income (loss) per share:
    Income (loss) available to common
     stockholders plus assumed
     conversions                       $ 1,922  12,745    $  0.15   $ 3,872     12,900   $  0.30
                                     --------- --------- ---------  ---------  --------- ---------
                                     --------- --------- ---------  ---------  --------- ---------


     The computation of diluted net income per share for the three and six months ended June 30, 1999 does not include shares inssuable upon exercise of options in the amount of 879,404 shares and 868,587 shares, respectively because to do so would have been anti-dilutive for the periods presented.

                          INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.   ACCOUNTS RECEIVABLE, NET

     The components of accounts receivable, net consist of the following (in thousands):

                                                                        JUNE 30,      DEC. 31,
                                                                          1999          1998
                                                                      ------------  -----------
Accounts receivable, net:
  Billed                                                                $  7,185     $ 20,412
  Unbilled                                                                12,942        6,183
  Other receivables                                                           78          338
                                                                      ------------  ------------
      Subtotal                                                            20,205       26,933
  Less:  allowance for doubtful accounts                                    (100)           -
                                                                      ------------  ------------
      Total                                                             $ 20,105     $ 26,933
                                                                      ------------  ------------
                                                                      ------------  ------------

4.   INVENTORIES

     The components of inventory consist of the following (in thousands):


                                                                         JUNE 30,      DEC. 31,
                                                                           1999          1998
                                                                      ------------  ------------
Inventories:
  Raw material and purchased components                                 $  7,572     $  6,272
  Work-in-process                                                          5,705        4,365
  Finished goods                                                             276        1,188
                                                                      ------------  ------------
      Total                                                             $ 13,553     $ 11,825
                                                                      ------------  ------------
                                                                      ------------  ------------


5.   PROPERTY AND EQUIPMENT

     The components of property and equipment consist of the following (in thousands):

                                                                         JUNE 30,      DEC. 31,
                                                                           1999          1998
                                                                      ------------  ------------
Property and equipment:
  Machinery and equipment                                               $  4,875     $  4,705
  Self constructed assets                                                  4,426        3,697
  Furniture and fixtures                                                   1,104        1,078
  Leasehold improvements                                                   2,945        2,939
                                                                      ------------  ------------
      Subtotal                                                            13,350       12,419
  Less:  accumulated depreciation and amortization                        (5,535)      (4,384)
                                                                      ------------  ------------
      Total                                                             $  7,815     $  8,035
                                                                      ------------  ------------
                                                                      ------------  ------------


6.   LITIGATION

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

     This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. The allegation of the Vivid complaint relating to the alleged misappropriation of its trade secrets appears to stem from the efforts to collect evidence of the alleged theft from Quantum, while the other allegations, including the allegation relating to Quantum's alleged defamation of Vivid, appear to relate to Quantum's alleged statements to the FAA describing the alleged theft. The U.S. Attorney for the Southern District of California has opened a grand jury investigation into the alleged theft of intellectual property from Quantum. Although the Company is not privy to all the activities of the grand jury in this matter, it is aware that two subpoenas and a search warrant were issued and executed in the second half of 1998 and that the grand jury began hearing testimony from witnesses during the second quarter of 1999. To the best of the Company's knowledge, this investigation remains open. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings, including discovery, for a period of 90 days. On March 5, 1999, the court granted the motion and ordered the entire case, including discovery, stayed for 90 days. Based on the continuation of the grand jury investigation, the stay has now been extended through October 22, 1999 with a status conference set for that date. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

7. STOCKHOLDERS' EQUITY

     During the second quarter of 1998, the Company repurchased 81,000 shares of its common stock at prevailing market prices.

                           InVision Technologies, Inc.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, FLUCTUATIONS IN THE AMOUNT OF GOVERNMENT FUNDING OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES, AND CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND IN THE FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999.

OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems ("EDS") based on advanced computed tomography ("CT") technology. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system and its next generation CTX 9000 system, and has other products in development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only explosive detection systems certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. Additionally, the Company's next generation CTX 9000 system successfully completed FAA certification testing in April 1999. The Company expects the FAA to order several CTX 9000 systems this year for installation and operational testing at airports in the United States. In the international market, the Company has already begun marketing the CTX 9000 system and is seeing interest from both existing and potential customers. Since its first sale in 1995, the Company has received orders for a total of 174 CTX 5000 Series systems, of which a total of 170 had been shipped as of June 30, 1999. For the three month and six month periods ended June 30, 1999, the Company had revenues of $11.7 million and $27.2 million, respectively, and as of June 30, 1999 had in backlog equipment orders and service agreements of $9.9 million.

     InVision's principal subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, detection of concealed weapons and landmine detection. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. Quantum was acquired by InVision in 1997 in a pooling of interests transaction.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX 5000 Series hardware and software as well as its next generation system, the CTX 9000 system. At June 30, 1999, the Company had 97 full-time employees engaged in research and development activities while also using the services of 9 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. During the six months ended June 30, 1999 and 1998, the Company spent $9.7 million and $8.6 million, respectively, on research and development activities. Of these amounts, $5.8 million and $4.8 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. As of June 30, 1999, the Company had in backlog research and development contracts and grants of $4.7 million.

     The Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the six months ended June 30, 1999 and 1998, $21.1 million, and $20.3 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 77.6% and 64.7% of the Company's revenues, respectively. For the year ended December 31, 1998, revenues from the Company's largest customer, the U.S. government, were approximately $37.9 million, or 59.9% of the Company's revenues.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its CTX 5500 and CTX 9000 systems primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998, international sales represented 19.4%, 35.2% and 33.7%, respectively, of the Company's revenues.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income and expenditure items from the Company's consolidated statements of income expressed as a percentage of revenues for the periods indicated.


                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                               -----------------------------    ----------------------------
                                                                   1999            1998            1999            1998
                                                               -------------    ------------    ------------   -------------
Revenues                                                         100.0  %         100.0  %        100.0  %       100.0  %
Cost of revenues                                                  57.5             59.1            56.0           55.2
                                                               -------------    ------------    ------------   -------------
    Gross profit                                                  42.5             40.9            44.0           44.8
                                                               -------------    ------------    ------------   -------------

Operating expenses
    Research and development                                      19.1             10.5            14.3           10.6
    Sales and marketing                                            9.9             10.2             9.0           10.3
    General and administrative                                    13.3             10.5            13.1           11.0
                                                               -------------    ------------    ------------   -------------
       Total operating expenses                                   42.3             31.2            36.4           31.9
                                                               -------------    ------------    ------------   -------------

Income from operations                                             0.2              9.7             7.6           12.9
Interest expense                                                  (0.5)            (0.2)           (0.5)          (0.3)
Income and other (expense), net                                    1.3              1.3             1.2            1.4
                                                               -------------    ------------    ------------   -------------

Income before income taxes                                         1.0             10.8             8.3           14.0
Provision for income taxes                                         0.2              0.4             1.2            1.7

                                                               -------------    ------------    ------------   -------------
Net income                                                         0.8 %           10.4  %          7.1 %         12.3  %
                                                               -------------    ------------    ------------   -------------
                                                               -------------    ------------    ------------   -------------


CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER

     REVENUES. The Company's revenues are comprised of system revenues, which include sales of the CTX 5000 Series, accessories, installation and configuration, and maintenance related to product support. Revenues were $11.7 million for the second quarter of 1999, a decrease of 24.0% from the $15.4 million in the second quarter of 1998. This decrease was primarily attributable to six fewer units shipped in the second quarter of 1999 compared to the same quarter a year ago, partially offset by the shipment of six CTX 5500 upgrade kits to international customers and increased service contract revenue primarily due to the commencement of additional support and maintenance agreements in the domestic market. In the second quarter of 1999, the Company shipped 11 units (9 units to the FAA and 2 units to international customers). In the second quarter of 1998, the Company shipped 17 units
(10 units to the FAA and 7 units to international customers). The Company typically ships against a backlog of orders for its products. As of June 30, 1999, the Company had in backlog equipment orders and service agreements of $9.9 million.

     GROSS PROFIT. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit was $5.0 million in the second quarter of 1999, a decrease of 21.0% from the $6.3 million in the second quarter of 1998. Gross margins were 42.5% and 40.9%, respectively. This percentage increase was primarily due to more accessories (six CTX 5500 upgrade kits and other system options) sold with slightly higher margins and increased service contract revenue with improved margins from better utilization of the Company's service organization in the second quarter of 1999.

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

     Net research and development expenses were $2.2 million in the second quarter of 1999. Net research and development expenses would have been $2.1 million in the same quarter in 1998 without the capitalization of software development costs in the amount of $0.5 million in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. Software development costs qualifying for capitalization were insignificant in the second quarter of 1999. Gross research and development expenses were $5.1 million in the second quarter of 1999, an increase of 18.9% from the $4.3 million in the second quarter of 1998, before considering the impact of software capitalization. Of these amounts, $2.8 million and $2.1 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As of June 30, 1999, the Company had in backlog research and development contracts and grants of $4.7 million. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. The increase in gross research and development expenses is primarily the result of increased spending on engineering materials and services. As a percentage of revenues, net research and development expenses were 19.1% and 10.5% in the second quarter of 1999 and 1998, respectively. The increase in net research and development expenses as a percentage of revenues is primarily the result of lower revenues and higher net research and development expenses due to less than anticipated external funding for EDS development in the quarter compared to the same quarter last year.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, consultant fees, travel related to the sales process, and other selling and distribution costs. Sales and marketing expenses were $1.2 million in the second quarter of 1999, a decrease of 26.3% from the $1.6 million in the second quarter of 1998. The decrease in sales and marketing expenses is primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans in 1999 and lower revenues in the quarter, and the Company's efforts to reduce sales and marketing spending levels in 1999. As a percentage of revenues, sales and marketing expenses were 9.9% in the second quarter of 1999, compared to 10.2% in the second quarter of 1998. The decrease is primarily the result of the decrease in sales and marketing expenses, partially offset by the lower revenues in the quarter compared to the same quarter last year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, consultant fees, professional service fees, insurance, travel and other general expenses. General and administrative expenses were $1.6 million in the second quarter of 1999 and 1998. As a percentage of revenues, general and administrative expenses were 13.3% in the second quarter of 1999, compared to 10.5% in the second quarter of 1998. The increase in general and administrative expenses as a percentage of revenues is primarily the result of lower revenues in the quarter compared to the same quarter last year. The Company plans to continue its efforts to reduce general and administrative spending levels in 1999.

     INTEREST EXPENSE. Interest expense increased to $55,000 in the second quarter of 1999 from $24,000 in the second quarter of 1998. Interest expense in the second quarter of 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, decreased to $157,000 in the second quarter of 1999 from $201,000 in the second quarter of 1998. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $225,000, partially offset by other expense (net) of $68,000. The 1998 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate for the second quarter of 1999 was 15%. The Company's effective tax rate for the second quarter of 1999 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. The provision for income taxes in the second quarter of 1998 reflects the effects of the cumulative adjustment based on an effective tax rate of 12.0% for the year. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR SIX MONTH PERIOD

     REVENUES. Revenues were $27.2 million for the first six months of 1999, a decrease of 13.0% from the $31.3 million in the first six months of 1998. This decrease was primarily attributable to nine fewer units shipped in the first six months of 1999 compared to the same six month period a year ago, partially offset by the shipment of CTX 5500 upgrade kits to the FAA and international customers and increased service contract revenue primarily due to the commencement of additional support and maintenance agreements in the domestic market. In the first half of 1999, the Company shipped 24 units (20 units to the FAA and 4 units to international customers), the remaining 27 CTX 5500 upgrade kits purchased by the FAA, and six CTX 5500 upgrade kits to international customers. In the first six months of 1998, the Company shipped 33 units
(22 units to the FAA and 11 units to international customers). The Company typically ships against a backlog of orders for its products. As of June 30, 1999, the Company had in backlog equipment orders and service agreements of $9.9 million.

     GROSS PROFIT. Gross profit was $12.0 million in the first six months of 1999, a decrease of 14.6% from the $14.0 million in the first six months of 1998. Gross margins were 44.0% and 44.8%, respectively. The decrease in gross margins was primarily due to higher manufacturing costs per unit resulting from the absorption of period costs over a lower sales base in the first six months of 1999, partially offset by more accessories sold with slightly higher margins and increased service contract revenue with improved margins from better utilization of the Company's service organization.

     RESEARCH AND DEVELOPMENT. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided on both a cost and cost plus basis.

     Net research and development expenses were $3.9 million in the first six months of 1999. Net research and development expenses would have been $3.8 million in the first six months of 1998 without the capitalization of software development costs in the amount of $0.5 million in accordance with SFAS 86. Software development costs qualifying for capitalization were insignificant in the first six months of 1999. Gross research and development expenses were $9.7 million in the first six months of 1999, an increase of 12.3% from the $8.6 million in the first six months of 1998, before considering the impact of software capitalization. Of these amounts, $5.8 million and $4.8 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As of June 30, 1999, the Company had in backlog research and development contracts and grants of $4.7 million. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. The increase in gross research and development expenses is primarily the result of increased spending on engineering materials and services. As a percentage of revenues, net research and development expenses were 14.3% and 10.6% in the first six months of 1999 and 1998, respectively. The increase in research and development expenses as a percentage of revenues is primarily the result of lower revenues and higher net research and development expenses due to less than anticipated external funding for EDS development in the period compared to the same period last year.

     SALES AND MARKETING. Sales and marketing expenses were $2.5 million in the first six months of 1999, a decrease of 23.9% from the $3.2 million in the first six months of 1998. The decrease in sales and marketing expenses is primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans in 1999 and lower revenues for the first six months of 1999, and the Company's efforts to reduce sales and marketing spending levels in 1999. As a percentage of revenues, sales and marketing expenses were 9.0% in the first six months of 1999, compared to 10.3% in the first six months of 1998. The decrease is primarily the result of the decrease in sales and marketing expenses, partially offset by the lower revenues in the period compared to the same period last year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.6 million in the first six months of 1999, an increase of 3.7% from the $3.4 million in the first six months of 1998. As a percentage of revenues, general and administrative expenses were 13.1% in the first six months of 1999, compared to 11.0% in the first six months of 1998. The increase in general and administrative expenses is primarily the result of lower revenues in 1999 and personnel additions, management bonuses and increased legal costs associated with the Vivid litigation, partially offset by the Company's efforts to reduce general and administrative spending levels in 1999.

     INTEREST EXPENSE. Interest expense increased to $127,000 in the first six months of 1999 from $82,000 in the first six months of 1998. Interest expense in the first six months of 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, decreased to $318,000 in the first six months of 1999 from $435,000 in the first six months of 1998. The 1999 amount consists primarily of interest income for the first six months on cash equivalents and short-term investments of $422,000, partially offset by other expense (net) of $104,000. The 1998 amount consists primarily of interest income for the period on cash equivalents and short-term investments.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate for the first six months of 1999 and 1998 was 15% and 12%, respectively. The Company's effective tax rate for the first six months of 1999 and 1998 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million of Common Stock in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At June 30, 1999, the Company had $15.8 million in cash, cash equivalents and short-term investments, compared to $12.5 million at December 31, 1998. Working capital was $41.1 million at June 30, 1999 compared to $38.9 million at December 31, 1998.

     Net cash provided by operating activities was $7.6 million in the six month period ended June 30, 1999, compared to $3.4 million used in operating activities in the same period of 1998. Cash provided by operating activities in the first six months of 1999 primarily resulted from net income of $1.9 million, the $1.3 million non-cash effect from depreciation and amortization, the release of restricted cash of $1.1 million, and a $6.7 million decrease in accounts receivable, partially offset by a $1.7 million increase in inventories, a $1.1 million decrease in deferred revenues and a $0.6 million decrease in accounts payable and accrued liabilities. Cash used in operating activities in the first six months of 1998 primarily resulted from net income of $3.9 million and the $1.0 million non-cash effect from depreciation and amortization, offset by a $3.8 million increase in accounts receivable, a $2.9 million decrease in deferred revenues, a $0.9 million increase in inventories, and a $0.6 million increase in other current assets.

     Net cash used in investing activities was $136,000 in the six month period ended June 30, 1999, compared to $2.1 million provided by investing activities in the same period of 1998. Net cash used in investing activities in the first six months of 1999 primarily resulted from $1.1 million in acquisitions of capital equipment, partially offset by $1.0 million in proceeds on sales of short-term investments. Net cash provided by investing activities in the first six months of 1998 primarily resulted from $3.1 million in proceeds on sales of short-term investments (net of purchases) and a $1.3 million release of long-term restricted cash, partially offset by $1.6 million in acquisitions of capital equipment and $0.5 million of capitalized software costs. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash used in financing activities was $3.2 million in the six month period ended June 30, 1999, compared to $523,000 in the same period of 1998.
Net cash used in financing activities in the first six months of 1999 was primarily due to $3.5 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $276,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Net cash used in financing activities in the first six months of 1998 was primarily due to $668,000 from the repurchase of common stock at prevailing market prices and $257,000 in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $422,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

     In May 1999, the Company renewed its two one-year revolving line of credit agreements with a bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (7.75% at June 30, 1999) and are secured by all of the Company's assets other than its intellectual property. The agreements expire in April 2000 and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At June 30, 1999, the Company was in compliance with the loan covenants. Proceeds of loans under both lines of credit may be used for general corporate purposes. At June 30, 1999, the Company had an outstanding guarantee to a customer through issuance of a letter of credit secured by the lines of credit totaling $0.5 million. There were no outstanding borrowings under the lines of credit at June 30, 1999.

     In May 1999, the Company renewed its committed equipment line of credit agreement with a bank that transforms into a term loan after drawdown. The agreement expires in April 2000 and provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (7.75% at June 30, 1999) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (5.7% at June 30, 1999) during the amortization period. Borrowings are secured by the assets purchased or financed. At June 30, 1999, the Company had no outstanding borrowings under the line of credit.

     The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

     NO ASSURANCE OF CONTINUED PROFITABILITY. Although the Company has reported a profit in each quarter since the first quarter of 1997, there can be no assurance that the Company will continue to be profitable on a quarterly basis or annual basis. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors and the certification of certain of these products, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation security industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers, a high percentage of which are public agencies which are subject to legislative budgeting and other limitations, including with respect to its largest customer, the U.S. government, the risk that funds appropriated by Congress to purchase explosive detection systems equipment in fiscal 1999 and fiscal 2000 will not be used to purchase the Company's products. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

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

     COMPETITION. To date, the Company's CTX 5000 and CTX 5500 are the only explosive detection systems certified by the FAA and deployed for use in the inspection of checked luggage on commercial flights. However, during the second quarter of 1999, a company, whose competing CT-based system was certified by the FAA in late 1998, obtained its first commercial order. This order was received from an international purchaser and involves overseas installation. Although it is too soon to conclude what the market reception will be for this product, the impact of the introduction of this competitor into the market for certified explosive detection systems may include lower selling prices, an increase in sales and marketing costs, decreased margins, and a decrease in orders and revenues.

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

     METHODOLOGY: ACHIEVING YEAR 2000 READINESS. In 1997, the Company began Year 2000 product assessment and planning to identify and remediate any compliance issues regarding product operation. In December 1998, the Company instituted a more comprehensive Year 2000 project designed to identify and assess the risks associated with its operations and infrastructure, information systems, suppliers and customers that were not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project, which is still in process, comprises four phases: (1) identification of risks; (2) assessment of risks;
(3) development of remediation and contingency plans; and (4) implementation and testing. During the second quarter the Company determined to delay finalization of contingency plans until after completion of implementation and testing, which were successfully concluded in early August, so that the final contingency plans could take the results into account. The Company anticipates that contingency planning for all items determined by the Company to be mission critical, even if successfully tested and determined to be compliant, will be completed by the end of the third quarter of 1999.

     THE STATUS OF THE COMPANY'S PRODUCTS.

     CTX 9000 SYSTEM. The FAA has tested the current version of the CTX 9000 by applying its Year 2000 compliance definition as stated in the FAA Year 2000
(Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. The Company has been verbally advised by the FAA that the CTX 9000 has passed the Year 2000 certification testing. The Company expects to receive the formal document from the FAA that the CTX 9000 is compliant with its Year 2000 compliance definition by the end of the third quarter of 1999. The Company has been advised that the delay in issuance of this certificate was due to an agency-wide moratorium, now lifted, on the issuance of new Y2K compliance certificates.

     CTX 5500 SYSTEM AND UPGRADE KITS. The FAA has tested and certified that both versions of the CTX 5500 and the CTX 5500 upgrade kit (with and without the PCS 50 operating system) shipped after January 1, 1999 are compliant with its Year 2000 compliance definition. This testing and certification was performed using the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. Although a compliance certificate on the version without the PCS 50 has been received from the FAA, the compliance certificate for the PCS 50 has been delayed due to the FAA moratorium described above. Receipt is expected by the end of the third quarter. All CTX 5500 systems shipped prior to January 1, 1999 have been upgraded to match a certified version.

     CTX 5000 SYSTEM. Identification and assessment of risks and development of a year 2000 fix including upgrades where necessary have been completed for all released software for this product. With respect to hardware the Company has reviewed all components for embedded chips, clocks and supplier testing of Year 2000 compliance and found no material compliance issues. A beta version of the Year 2000 fix for the CTX 5000 was released during the second quarter. Although it has not and will not be tested by the FAA since the FAA no longer owns this model, the fix for the CTX 5000 was designed to meet the FAA Year 2000 compliance definition and the Company has successfully conducted its own tests on the CTX 5000 using a test plan similar to the one used by the FAA in certifying compliance of the CTX 5500. In addition, the beta version of the fix was successfully tested by the BAA in June. The final version of CTX 5000 Year 2000 fix was released at the end of the second quarter of 1999. Customers under warranty or service contract may receive this fix, if desired, at no charge. Alternatively, CTX 5000 customers may purchase a CTX 5500 upgrade kit which provides the compliance certified by the FAA and also offers other operational benefits. Assuming customers place orders on a timely basis, installation of the CTX 5000 fix or of the CTX 5500 upgrade will be completed on all installed CTX 5000 systems before the end of the fourth quarter of 1999. The CTX 5500 upgrade kit has been purchased and installed on all CTX 5000 systems previously purchased by the FAA.

     COMPANY INFRASTRUCTURE. With respect to the Company's internal computerized systems in its manufacturing, field service, engineering, human resources, information, facilities and financial and administrative areas, the Company has completed all phases of the project except the finalization of contingency plans. Outside consultants were engaged to assist the Director of Quality Assurance and the Executive Staff under the direction of the Chief Financial Officer to complete this process, including the implementation of any necessary solutions and the design of any necessary contingency plans. As a result of its review, the Company did not identify any Year 2000 problems relating to systems operated by the Company which have not been resolved which could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects to have contingency plans for all mission critical systems, including those tested or identified as compliant, by the end of the third quarter.

     SUPPLIERS AND CUSTOMERS. Substantially all of the Company's current suppliers of products and services have completed a questionnaire regarding their readiness for the Year 2000. Based on our review of the responses received, no significant problems have been identified. Where possible, the information received has been verified by internal testing. Where the information provided is not subject to verification by internal testing, the Company has identified those suppliers and customers whose products or services are mission critical and is focussing its efforts on the development of contingency plans. Notwithstanding the Company's good faith efforts to anticipate problems and develop effective contingency plans, the Company will remain vulnerable to any failure by its major suppliers, service providers and customers (including airports, airlines and foreign and domestic governments which are the end-users of its products or sponsors of its research and development activities) to identify the full extent of and successfully remedy their own internal Year 2000 issues. This failure could have a material adverse effect on the Company's supplies, orders, installation schedules and timing of payments. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to Year 2000 issues based on information developed through its Year 2000 project, these third parties may nonetheless experience Year 2000 problems. Any such problems could have a material adverse effect on the Company's results of operations and financial condition.

     COSTS OF COMPLIANCE. Based on the status of the Company's efforts to date to prepare for the Year 2000, the Company believes that the costs of compliance with respect to both its products and its infrastructure, including third party suppliers, will not exceed $350,000. As of June 30, 1999, approximately $190,000 had already been incurred.

     RISKS OF NON-COMPLIANCE. Although the Company believes it has successfully completed all phases of its Year 2000 project other than the completion of contingency planning for mission critical items, the Company may discover additional Year 2000 problems, may not be able to develop, contingency plans, or may find that the costs of these activities exceed current estimates of not more than $350,000. To the extent the Company does not identify any material non-compliant systems operated by the Company or by third parties, such as the Company's suppliers, service providers or customers and does not develop satisfactory remediation and contingency plans, the most reasonably likely worst-case scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in the United States or global business activities that could result in a significant downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, delays in installation, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, payment delays or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

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

     This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. The allegation of the Vivid complaint relating to the alleged misappropriation of its trade secrets appears to stem from the efforts to collect evidence of the alleged theft from Quantum, while the other allegations, including the allegation relating to Quantum's alleged defamation of Vivid, appear to relate to Quantum's alleged statements to the FAA describing the alleged theft. The U.S. Attorney for the Southern District of California has opened a grand jury investigation into the alleged theft of intellectual property from Quantum. Although the Company is not privy to all the activities of the grand jury in this matter, it is aware that two subpoenas and a search warrant were issued and executed in the second half of 1998 and that the grand jury began hearing testimony from witnesses during the second quarter of 1999. To the best of the Company's knowledge, this investigation remains open. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings, including discovery, for a period of 90 days. On March 5, 1999, the court granted the motion and ordered the entire case, including discovery, stayed for 90 days. Based on the continuation of the grand jury investigation, the stay has now been extended through October 22, 1999 with a status conference set for that date. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of the Stockholders was held July 15, 1999. Matters voted at that meeting were:

     (i) The election of the Class III directors to hold office until 2002 Annual Meeting of Stockholders and until their successors are elected and qualified.

     (ii) The amendment of the Company's Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance by 400,000 shares to 3,021,818 shares.

     (iii) The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending December 31, 1999.

Tabulations for each proposal were as follows:

     Proposal I. Election of Class III directors


                       Director                    For             Withheld
                       --------                    ---             --------
           Dr. Bruno Trezza                     7,344,008          788,820
           Dr. Douglas Boyd                     7,334,458          798,370


            Proposal II. Amendment of the Company's Equity Incentive Plan


                 For           Against          Abstain        Broker non-votes
                 ---           -------          -------        ----------------
              6,318,442        1,592,808        42,947             178,631


            Proposal III.  Ratification of the selection of
                           PricewaterhouseCoopers LLP

                 For           Against          Abstain
                 ---           -------          -------
              8,083,546        24,368           24,914


     Continuing Directors:
     Dr. Sergio Magistri, the Class I director, and Dr. Giovanni Lanzara and Ambassador Morris D. Busby, the Class II directors, continued as directors following the Annual Meeting.

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

ITEM 5.   OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company between April 16, 2000 and May 16, 2000 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended). However, if the date of the 2000 annual meeting of stockholders is held on a date more than 30 days from July 15, 2000, such specified information must be provided to the Company not earlier than the close of business on the 90th day prior to the 2000 annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the Company fewer than 70 days prior to the date of the 2000 annual meeting, the close of business on the 10th day following the day on which public announcement of the date of the 2000 annual meeting is first made by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27 Financial Data Schedule.

             Reports on Form 8-K

     The Registrant filed no Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INVISION TECHNOLOGIES, INC.

Date: August 13, 1999        /s/ SERGIO MAGISTRI
                             -------------------
                             Dr. Sergio Magistri
                             President and Chief Executive Officer
                             (PRINCIPAL EXECUTIVE OFFICER)


Date: August 13, 1999        /s/ ALFRED V. LARRENAGA
                             -----------------------
                             Alfred V. Larrenaga
                             Senior Vice President and Chief Financial Officer
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)