Form 10-Q
period 1999-09-30
INVISION TECHNOLOGIES INC
filed 1999-11-15
CIK 1005969

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q

(Mark One)


[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999 or


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


On September 30, 1999, there were 12,135,220 shares of the Registrant's Common Stock outstanding.

                          InVision Technologies, Inc.
                                  Form 10-Q
                                    INDEX

                                                                   PAGE
                                                                   ----
   PART I:  FINANCIAL INFORMATION

   1.  Consolidated Financial Statements (Unaudited)

         a.  Consolidated Balance Sheets - September 30, 1999
             and December 31, 1998................................   3

         b.  Consolidated Statements of Operations - Three
             months and nine months ended September 30, 1999
             and 1998.............................................   4

         c.  Consolidated Statements of Cash Flows - Nine months
             ended September 30, 1999 and 1998....................   5

         d.  Notes to Consolidated Financial Statements...........   6

   2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations........................   9

   PART II.  OTHER INFORMATION

   3.  Legal Proceedings..........................................  19

   6.  Exhibits and Reports on Form 8-K...........................  20

   Signature Page.................................................  21

   Exhibits.......................................................  22


                       InVision Technologies, Inc.
                       Consolidated Balance Sheets
                   (In thousands, except share data)

                                                          (Unaudited)
                                                      Sept. 30, Dec. 31,
                                                        1999      1998
                                                      --------- ---------
Assets

  Current assets:
    Cash and cash equivalents                          $13,412   $10,462
    Short-term investments                               5,608     1,995
    Restricted cash                                          -     1,056
    Accounts receivable, net                            16,597    26,933
    Inventories                                         13,100    11,825
    Other current assets                                 1,873     1,731
                                                      --------- ---------
    Total current assets                                50,590    54,002

  Long-term restricted cash                                230       200
  Property and equipment, net                            7,703     8,035
  Other assets                                           1,280     1,249
                                                      --------- ---------
                                                       $59,803   $63,486
                                                      ========= =========

Liabilities and shareholders' equity

  Current liabilities:
    Accounts payable                                     2,902     3,402
    Accrued liabilities                                  6,135     6,331
    Deferred revenue                                       460     1,496
    Short-term debt                                          -     2,967
    Current maturities of long-term obligations            444       895
                                                      --------- ---------
      Total current liabilities                          9,941    15,091
                                                      --------- ---------
  Long-term obligations                                  1,333     1,565
                                                      --------- ---------
  Contengencies (Note 6)

  Shareholders' equity:

    Preferred stock , no par value, 5,000,000 shares
      authorized; no shares issued and outstanding           -         -
    Common stock, $0.001 par value, 20,000,000 shares
      authorized; 12,135,000 and 12,067,000 issued
      and outstanding                                       12        12
    Additional paid-in capital                          57,757    57,372
    Deferred stock compensation expense                    (80)     (131)
    Accumulated deficit                                 (8,295)   (9,558)
    Treasury stock, at cost (115,000 shares)              (865)     (865)
                                                      --------- ---------
      Total shareholders' equity                        48,529    46,830
                                                      --------- ---------
                                                       $59,803   $63,486
                                                      ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                         InVision Technologies, Inc.
                    Consolidated Statements of Operations
                    (In thousands, except per share data)
                                 (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                           September 30,    September 30,
                                       ------------------- -------------------
                                         1999      1998      1999      1998
                                       --------- --------- --------- ---------
   Revenues                             $10,233   $16,464   $37,480   $47,776
   Cost of revenues                       6,375     8,906    21,641    26,194
                                       --------- --------- --------- ---------
  Gross profit                            3,858     7,558    15,839    21,582
                                       --------- --------- --------- ---------

  Operating expenses:
    Research and development              1,992     1,932     5,882     5,241
    Sales and marketing                   1,118     1,604     3,583     4,842
    General and administrative            1,654     1,647     5,210     5,077
                                       --------- --------- --------- ---------
      Total operating expenses            4,764     5,183    14,675    15,160
                                       --------- --------- --------- ---------
  Income (loss) from operations            (906)    2,375     1,164     6,422
  Interest expense                          (49)     (158)     (176)     (240)
  Interest and other income, net            180       191       498       626
                                       --------- --------- --------- ---------
  Income (loss) before income taxes        (775)    2,408     1,486     6,808
  Provision (benefit) for income
    taxes                                  (116)      289       223       817
                                       --------- --------- --------- ---------
  Net income (loss)                       ($659)   $2,119    $1,263    $5,991
                                       ========= ========= ========= =========
  Net income per share:
      Basic                              ($0.05)    $0.18     $0.10     $0.50
                                       ========= ========= ========= =========
      Diluted                            ($0.05)    $0.17     $0.10     $0.47
                                       ========= ========= ========= =========
  Weighted average shares outstanding:
    Basic                                12,124    12,048    12,090    12,040
    Diluted                              12,124    12,760    12,738    12,853

The accompanying notes are an integral part of these consolidated financial statements.

                         InVision Technologies, Inc.
                    Consolidated Statements of Cash Flow
                               (In thousands)
                                 (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         --------- ---------
                                                           1999      1998
                                                         --------- ---------
Net cash provided by (used in) operating activities       $11,626   ($2,429)
                                                         --------- ---------
Cash flows from investing activities:
    Proceeds from (purchases of) of short-term
      investments, net                                     (3,613)    3,034
    Purchases of property and equipment                    (1,694)   (2,456)
    Additions to capitalized software development costs         -      (798)
                                                         --------- ---------
  Net cash used in investing activities                    (5,307)     (220)
                                                         --------- ---------
Cash flows from financing activities:
  Repayments of short-term debt, net                       (2,967)     (560)
  Repayments of long-term debt                               (787)     (323)
  Proceeds from issuance of common stock, net                 385       633
  Repurchase of common stock                                    -      (688)
                                                         --------- ---------
    Net cash used in financing activities                  (3,369)     (938)
                                                         --------- ---------
Net increase (decrease) in cash and cash equivalents
for the period                                              2,950    (3,587)
Cash and cash equivalents at beginning of period           10,462    14,111
                                                         --------- ---------
Cash and cash equivalents at end of period                $13,412   $10,524
                                                         ========= =========
Supplemental disclosure of cash flow information:
  Interest paid                                              $178      $238
  Income taxes paid                                          $280      $757

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

     Operating results for the three month and nine month periods ended September 30, 1999 may not necessarily be indicative of the results that may be expected for the year ended December 31, 1999 or any other future period.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Net Income (Loss) Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options (using the treasury stock method).

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data


                                          Three months ended September 30,
Nine months ended September 30,
                               ------- ------- ------- ------- ------- ------- -
------ ------- ------- ------- ------- -------
                                        1999                    1998
1999                    1998
                               ------- ------- ------- ------- ------- ------- -
------ ------- ------- ------- ------- -------
                                                  Per                     Per
Per                     Per
                               Income           Share                   Share
Share                   Share
                                (Loss) Shares  Amount  Income  Shares  Amount
Income  Shares  Amount  Income  Shares  Amount
                               ------- ------- ------- ------- ------- ------- -
------ ------- ------- ------- ------- -------
Basic net income (loss) per
  share:
  Income (loss) available to
    common stockholders         ($659) 12,124  ($0.05) $2,119  12,048   $0.18
$1,263  12,090   $0.10  $5,991  12,040   $0.50
Effect of dilutive securities:
  Options                           -       -       -       -     712   (0.01)
-     648       -       -     813     ($0)
                               ------- ------- ------- ------- ------- ------- -
------ ------- ------- ------- ------- -------
Diluted net income (loss)
per share:
  Income (loss) available to
    common stockholders plus
    assumed conversions         ($659) 12,124  ($0.05) $2,119  12,760   $0.17
$1,263  12,738   $0.10  $5,991  12,853   $0.47
                               ======= ======= ======= ======= ======= =======
======= ======= ======= ======= ======= =======


     The computation of diluted earnings per share for the three and nine months ended September 30, 1999 does not include shares issuable upon exercise of options in the amount of 2,079,000 shares and 984,000 shares, respectively, because the options exercise price were greater than the average market price of the common shares, or because the Company's net loss per share would have decreased.

                        InVision Technologies, Inc.
              Notes To Consolidated Financial Statements (continued)
                             (Unaudited)

3.   Accounts Receivable, net

     The components of accounts receivable, net consist of the following (in thousands):

                                           Sept. 30, Dec. 31,
                                             1999      1998
                                           --------- ---------
Accounts receivable, net:
  Billed                                    $10,923   $20,452
  Unbilled                                    5,730     6,183
  Other receivables                             139       338
                                           --------- ---------
    Subtotal                                $16,792   $26,973
    Less:  allowance for doubtful accounts    ($195)     ($40)
                                           --------- ---------
      Total                                 $16,597   $26,933
                                           ========= =========

4.   Inventories

     The components of inventory consist of the following (in thousands):

                                         Sept. 30, Dec. 31,
                                           1999      1998
                                         --------- ---------
Inventories:
  Raw materials and purchased components   $7,716    $6,272
  Work-in-process                           5,049     4,365
  Finished goods                              335     1,188
                                         --------- ---------
    Total                                 $13,100   $11,825
                                         ========= =========

5.   Property and Equipment

     The components of property and equipment consist of the following (in thousands):

                                 Sept. 30, Dec. 31,
                                   1999      1998
                                 --------- ---------
Property and equipment:
  Machinery and equipment          $5,020    $4,705
  Self constructed assets           4,856     3,697
  Furniture and fixtures            1,112     1,078
  Leasehold improvements            2,948     2,939
                                 --------- ---------
    Subtotal                      $13,936   $12,419
  Less: accumulated depreciation   (6,233)   (4,384)
                                 --------- ---------
    Total                          $7,703    $8,035
                                 ========= =========

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

          This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings. On March 5, 1999, the judge granted the motion. The stay remains in effect until on or after November 19, 1999 with a ruling by the judge as to whether to continue the stay expected on that date. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

1. Stockholders' Equity

     During the nine month period ended September 30, 1998, the Company repurchased 81,000 shares of its common stock at prevailing market prices.
                                    Page 8

                     InVision Technologies, Inc.
            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

 The following discussion contains forward-looking statements, which involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include risks related to market acceptance of the Company's main product, including the loss of the Company's order from the FAA or the failure to obtain additional orders, loss of any of the Company's sole source suppliers, intense competition including competition from a new supplier of a certified product that has now begun accepting orders, reliance on large orders, concentration of the Company's customers, risks related to the lengthy sales cycles for the Company's products, budgeting limitations of the Company's customers and prospective customers, risks inherent to the development and production of new products and new applications, fluctuations in the amount of government funding of the Company's research and development activities, and certification of certain of these products, as well as those discussed in "Item 1. Business" and more particularly in the "Business Risks" section thereof in the Company's Annual Report on Form 10-K for the year ended December 31 1998, and in subsequent Quarterly Reports on Form 10-Q.

Overview

InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") designs, manufactures and markets explosive detection systems ("EDS") based on advanced computed tomography ("CT") technology. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its newest member of the CTX system family, the CTX 2500. In addition to these products, the Company has other products in development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only explosive detection systems certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flight. In April 1999, the Company's next generation CTX 9000 system successfully completed FAA certification and the Company sold its first system in the third quarter of 1999. Since its first sale in 1995 through September 30, 1999, the Company has received orders for a total of 186 CTX systems, of which a total of 179 had been shipped. For the three month and nine month periods ended September 30, 1999, the Company had revenues of $10.2 million and $37.5 million, respectively, and as of September 30, 1999 had in backlog equipment orders and service agreements of $14.2 million.

     In October 1999, the Company received a letter contract with a potential value of more than $80 million over three years from the FAA for CTX 9000 systems and accessories. In addition, in October 1999 the Company received an order valued at approximately $7.1 million from an international customer for multiple CTX 9000 systems and accessories.

     InVision's principal subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, detection of concealed weapons and landmines. In the third quarter of 1999, Quantum sold its first QScan 160 EDS to the United States Navy for mail and other parcel screening applications at an international location. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. Quantum was acquired by InVision in 1997 in a pooling of interests transaction.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX systems as well as the development of new products. At September 30, 1999, the Company had 96 full-time employees engaged in research and development activities while also using the services of 12 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. During the nine months ended September 30, 1999 and 1998, the Company spent $14.5 million and $13.3 million, respectively, on research and development activities. Of these amounts, $8.6 million and $7.3 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. As of September 30, 1999, the Company had in backlog research and development contracts and grants of $4.4 million.

     The Company's revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the nine months ended September 30, 1999 and 1998, $30.0 million, and $31.6 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 80.0% and 66.1% of the Company's revenues, respectively.

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the nine months ended September 30, 1999 and 1998, international sales represented 15.5% and 33.6%, respectively, of the Company's revenues.

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

                                         Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                       ------------------- -------------------
                                         1999      1998      1999      1998
                                       --------- --------- --------- ---------
   Revenues                               100.0%    100.0%    100.0%    100.0%
   Cost of revenue                         62.3      54.1      57.7      54.8
                                       --------- --------- --------- ---------
    Gross profit                           37.7      45.9      42.3      45.2
                                       --------- --------- --------- ---------

  Operating expenses:
    Research and development               19.5      11.7      15.7      11.0
    Sales and marketing                    10.9       9.7       9.6      10.1
    General and administrative             16.2      10.0      13.9      10.6
                                       --------- --------- --------- ---------
      Total operating expenses             46.6      31.4      39.2      31.7
                                       --------- --------- --------- ---------
  Income (loss) from operations            (8.9)     14.5       3.1      13.5
  Interest expense                         (0.5)     (1.0)     (0.5)     (0.5)
  Income and other (expense), net           1.8       1.2       1.3       1.3
                                       --------- --------- --------- ---------
  Income (loss) before income taxes        (7.6)     14.7       3.9      14.3
  Provision (benefit) for income taxes     (1.1)      1.8       0.6       1.7
                                       --------- --------- --------- ---------
  Net income (loss)                       (6.5)%     12.9%      3.3%     12.6%
                                       ========= ========= ========= =========

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER

     Revenues.   The Company's revenues are comprised of system revenues,
which include sales of CTX systems, accessories, installation and configuration, and maintenance related to product support. Revenues were $10.2 million for the third quarter of 1999, a decrease of 37.8% from the $16.5 million in the third quarter of 1998. This decrease was primarily attributable to 6 fewer systems as well as fewer accessories and upgrade kits shipped in the third quarter of 1999 compared to the same quarter a year ago. In the third quarter of 1999, the Company shipped 9 CTX 5500 units to the FAA. In addition, San Francisco International Airport exchanged a CTX 5500 unit previously purchased by the airport for one of the Company's next generation CTX 9000 units. In the third quarter of 1998, the Company shipped 15 CTX 5500 units (10 units to the FAA and 5 units to international customers). The Company typically ships against a backlog of orders for its products. As of September 30, 1999, the Company had in backlog equipment orders and service agreements of $14.2 million.

      Gross Profit. Cost of revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit was $3.9 million in the third quarter of 1999, a decrease of 49.0% from the $7.6 million in the third quarter of 1998. Gross margins were 37.7 % and 45.9%, respectively. The decrease was primarily due to higher manufacturing costs per unit resulting from the decrease in the number of units manufactured and sold, and inventory valuation adjustments in the period. Additionally, the decrease is due to fewer accessories and upgrade kits sold that typically carry slightly higher margins in the third quarter of 1999.

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

     Net research and development expenses were $2.0 million in the third quarter of 1999. Net research and development expenses would have been $2.2 million in the same quarter in 1998 without the capitalization of software development costs in the amount of $0.3 million in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or
process have been completed.   Software development costs qualifying for
capitalization were insignificant in the third quarter of 1999. In the third quarter of 1999, the Company began amortizing the capitalized software costs using the straight-line method over the forecasted units of production.
Gross research and development expenses were $4.8 million in the third quarter of 1999, an increase of 1.4% from the $4.7 million in the third quarter of 1998, before considering the impact of software capitalization. Of these amounts, $2.8 million and $2.5 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As of September 30, 1999, the Company had in backlog research and development contracts and grants of $4.4 million. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. As a percentage of revenues, net research and development expenses were 19.5% and 11.7% in the third quarter of 1999 and 1998, respectively. The increase in net research and development expenses as a percentage of revenues is primarily the result of lower revenues during the quarter compared to the same quarter last year.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, consultant fees, travel related to the sales process, and other selling and distribution costs. Sales and marketing expenses were $1.1 million in the third quarter of 1999, a decrease of 30.3% from the $1.6 million in the third quarter of 1998. The decrease in sales and marketing expenses is primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans in 1999 and lower revenues in the quarter, lower compensation expense due to a reduction in headcount and the Company's efforts to reduce sales and marketing spending levels in 1999. As a percentage of revenues, sales and marketing expenses were 10.9% in the third
quarter of 1999, compared to 9.7% in the third quarter of 1998.   The increase
is primarily the result of lower revenues in the quarter compared to the same quarter a year ago, partially offset by the decrease in sales and marketing expenses.

     General and Administrative. General and administrative expenses consist primarily of compensation paid to administrative personnel, including directors, consultant fees, professional service fees, insurance, travel and other general expenses. General and administrative expenses were $1.7 million in the third quarter of 1999, a slight increase of 0.4% from $1.6 million in the third quarter of 1998. As a percentage of revenues, general and administrative expenses were 16.2% in the third quarter of 1999, compared to 10.0% in the third quarter of 1998. The increase in general and administrative expenses as a percentage of revenues is primarily the result of lower revenues in the quarter compared to the same quarter last year.

     Interest Expense. Interest expense decreased to $49,000 in the third quarter of 1999 from $158,000 in the third quarter of 1998. Interest expense in the third quarter of 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     Interest and Other Income, Net. Interest and other income, net, decreased to $180,000 in the third quarter of 1999 from $191,000 in the third quarter of 1998. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $189,000, partially offset by other expense (net) of $9,000. The 1998 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments.

     Provision (Benefit) for Income Taxes. No provision for income taxes was recorded in the third quarter of 1999. The benefit for income taxes of $116,000 in the third quarter of 1999 reflects the provision adjustment based on an effective tax rate of 15% for the year. The provision for income taxes was $289,000 for the third of 1998, representing an effective tax rate of 12% for the period. The Company's effective tax rates for 1999 and 1998 were lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

CURRENT NINE MONTH PERIOD COMPARED TO PRIOR NINE MONTH PERIOD

     Revenues.   Revenues were $37.5 million for the nine month period ended
September 30, 1999, a decrease of 21.6% from the $47.8 million in the nine month period ended September 30, 1998. This decrease was primarily attributable to 15 fewer systems shipped in the nine month period ended September 30, 1999, partially offset by the shipment of more CTX 5500 upgrade kits to the FAA and international customers and increased service contract revenue primarily due to the commencement of additional support and maintenance agreements in the domestic market. In the nine month period ended September 30, 1999, the Company shipped 33 CTX 5500 units (29 units to the FAA and 4 units to international customers) and shipped the remaining 27 CTX 5500 upgrade kits purchased by the FAA, and 6 CTX 5500 upgrade kits to international customers. In addition, San Francisco International Airport exchanged a CTX 5500 unit previously purchased by the airport for one of the Company's next generation CTX 9000 units. In the nine month period ended September 30, 1998, the Company shipped 48 CTX 5500 units (32 units to the FAA and 16 units to international customers) and the first 12 CTX 5500 upgrade kits to the FAA. The Company typically ships against a backlog of orders for its products. As of September 30, 1999, the Company had in backlog equipment orders and service agreements of $14.2 million.

      Gross Profit. Gross profit was $15.8 million in the nine month period ended September 30, 1999, a decrease of 26.6% from the $21.6 million in the nine month period ended September 30, 1998. Gross margins were 42.3% and 45.2%, respectively. The decrease was primarily due to higher manufacturing costs per unit resulting from the decrease in the number of units manufactured and sold, and inventory valuation adjustments in the third quarter of 1999. The decrease is partially offset by an increase in upgrade kits sold that typically carry slightly higher margins in the nine month period ended September 30, 1999.

     Research and Development. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided on both a cost and cost plus basis.

     Net research and development expenses were $5.9 million in the nine month period ended September 30, 1999. Net research and development expenses would have been $6.0 million in the nine month period ended September 30, 1998 without the capitalization of software development costs in the amount of $0.8 million in accordance with SFAS 86. Software development costs qualifying for capitalization were insignificant in the nine month period ended September 30,
1999.   In the third quarter of 1999, the Company began amortizing the capitalized software costs using the straight-line method over the forecasted units of production. Gross research and development expenses were $14.5 million in the nine month period ended September 30, 1999, an increase of 8.4% from the $13.3 million in the nine month period ended September 30, 1998, before considering the impact of software capitalization. Of these amounts, $8.6 million and $7.3 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As of September 30, 1999, the Company had in backlog research and development contracts and grants of $4.4 million. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted. The increase in gross research and development expenses is primarily the result of increased spending on engineering materials and services related to increased contracts and grants activity. As a percentage of revenues, net research and development expenses were 15.7% and 11.0% in the nine month period ended September 30, 1999 and 1998, respectively. The increase in research and development expenses as a percentage of revenues is primarily the result of lower revenues.

     Sales and Marketing. Sales and marketing expenses were $3.6 million in the nine month period ended September 30, 1999, a decrease of 26.0% from the $4.8 million in the nine month period ended September 30, 1998. The decrease in sales and marketing expenses is primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans in 1999 and lower revenues for the nine month period ended September 30, 1999, lower compensation expense due to a reduction in headcount and the Company's efforts to reduce sales and marketing spending levels in 1999. As a percentage of revenues, sales and marketing expenses were 9.6% in the nine month period ended September 30, 1999, compared to 10.1% in the nine month period ended September 30, 1998. The decrease is primarily the result of the decrease in sales and marketing expenses, partially offset by the lower revenues in the period compared to the same period last year.

     General and Administrative.   General and administrative expenses were
$5.2 million in the nine month period ended September 30, 1999, an increase of 2.6% from the $5.1 million in the nine month period ended September 30, 1998. As a percentage of revenues, general and administrative expenses were 13.9% in the nine month period ended September 30, 1999, compared to 10.6% in the nine month period ended September 30, 1998. The increase in general and administrative expenses as a percentage of revenues is primarily the result of lower revenues in 1999.

     Interest Expense. Interest expense decreased to $176,000 in the nine month period ended September 30, 1999 from $240,000 in the nine month period ended September 30, 1998. Interest expense in the nine month period ended September 30, 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     Interest and Other Income, Net. Interest and other income, net, decreased to $498,000 in the nine month period ended September 30, 1999 from $626,000 in the nine month period ended September 30, 1998. The 1999 amount consists primarily of interest income for the first nine months on cash equivalents and short-term investments of $612,000, partially offset by other expense (net) of $114,000. The 1998 amount consists primarily of interest income for the period on cash equivalents and short-term investments.

     Provision for Income Taxes. The Company's effective tax rate for the nine month period ended September 30, 1999 and 1998 was 15% and 12%, respectively. The Company's effective tax rate for the nine month periods ended September 30, 1999 and 1998 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $6.0 million available to reduce future federal taxable income and $1.7 million available to reduce state taxable income. The Company's net operating loss carryforwards expire from 2005 to 2011.

Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million of Common Stock in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At September 30, 1999, the Company had $19.0 million in cash, cash equivalents and short-term investments, compared to $12.5 million at December 31, 1998. Working capital was $40.6 million at September 30, 1999 compared to $38.9 million at December 31, 1998.

     Net cash provided by operating activities was $11.6 million in the nine month period ended September 30, 1999, compared to $2.4 million used in operating activities in the same period of 1998. Cash provided by operating activities in the nine month period ended September 30, 1999 primarily resulted from net income of $1.3 million, a $2.0 million non-cash effect from depreciation and amortization, a $10.2 million decrease in accounts receivable, and the release of restricted cash of $1.0 million, partially offset by a $1.3 million increase in inventories, a $1.0 million decrease in deferred revenues and a $0.7 million decrease in accounts payable and accrued liabilities. Cash used in operating activities in the nine month period ended September 30, 1998 primarily resulted from net income of $6.0 million, a $1.5 million non-cash effect from depreciation and amortization, and a $1.3 million increase in accrued liabilities, offset by a $6.1 million increase in accounts receivable, a $2.6 million decrease in deferred revenues, a $1.8 million increase in prepaid expenses, a $1.0 million decrease in accounts payable, and a $0.9 million increase in inventories.

     Net cash used in investing activities was $5.3 million in the nine month period ended September 30, 1999, compared to $0.2 million in the same period of 1998. Net cash used in investing activities in the nine month period ended September 30, 1999 primarily resulted from $1.7 million in acquisitions of capital equipment, and $3.6 million of purchases in short-term investments (net of sales). Net cash used in investing activities in the nine month period ended September 30, 1998 primarily resulted from $2.5 million in acquisitions of capital equipment and $0.8 million in additions to noncurrent assets related to the capitalization of software development costs, partially offset by $3.0 million in proceeds on sales of short-term investments (net of purchases). The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash used in financing activities was $3.4 million in the nine month period ended September 30, 1999, compared to $0.9 million in the same period of 1998. Net cash used in financing activities in the nine month period ended September 30, 1999 was primarily due to $3.8 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $0.4 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Net cash used in financing activities in the nine month period ended September 30, 1998 was primarily due to $0.9 million in repayments of debt financing (principally, short-term borrowings under the lines of credit) and $0.7 million from the repurchase of common stock at prevailing market prices, partially offset by $0.6 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

     In May 1999, the Company renewed its two one-year revolving line of credit agreements with a bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of

 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (8.25% at September 30,
1999) and are secured by all of the Company's assets other than its intellectual property. The agreements expire in April 2000 and require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At September 30, 1999, the Company was in default of a covenant
set forth in the loan agreement.   In October 1999, the Company received a
waiver of the default under the loan agreement from the bank for the period ended September 30, 1999. Proceeds of loans under both lines of credit may be used for general corporate purposes. At September 30, 1999, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $0.9 million. There were no outstanding borrowings under the lines of credit at September 30, 1999.

     In May 1999, the Company renewed its committed equipment line of credit agreement with a bank that transforms into a term loan after drawdown. The agreement expires in April 2000 and provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.25% at September 30, 1999) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (5.75% at September 30, 1999) during the amortization period. Borrowings are secured by the assets purchased or financed. At September 30, 1999, the Company had no outstanding borrowings under the line of credit.

     The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Business Risks

     No Assurance of Continued Profitability. From the first quarter of 1997 to the second quarter of 1999, the Company reported a profit in each quarter. In the third quarter of 1999, the Company experienced a decline in revenues and an operating loss. There can be no assurance that revenues will not decline further in the future, or that the Company will not experience operating losses in the future. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the timing and announcement of orders, delays in shipments caused by customer readiness or integration issues, the timing of new or enhanced product offerings by the Company or its competitors and the certification of certain of these products, the mix between sales to domestic and international customers, market acceptance of any new or enhanced version of the Company's products, availability of key components, the Company's ability to rapidly increase production, and fluctuations in demand driven by general conditions impacting the aviation security industry beyond the control of the Company. The Company's revenues in any period are generally derived from a limited number of customers, a high percentage of which are public agencies which are subject to legislative budgeting and other limitations, including with respect to its largest customer, the U.S. government, the risk that funds appropriated by Congress to purchase explosive detection systems equipment in fiscal 1999 and fiscal 2000 will not be used to purchase the Company's products. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations.

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

     Competition. To date, the Company's CTX 5000 and CTX 5500 are the only explosive detection systems certified by the FAA and deployed for use in the inspection of checked luggage on commercial flights. However, during the second half of 1999, a company, whose competing CT-based system was certified by the FAA in late 1998, obtained its first commercial orders, including an order from the Company's largest customer. Although it is too soon to conclude what the market reception will be for this product, the impact of the introduction of this competitor into the market for certified explosive detection systems may include lower selling prices, an increase in sales and marketing costs, decreased margins, and a decrease in orders and revenues.

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

Methodology: Achieving Year 2000 Readiness. In 1997, the Company began Year 2000 product assessment and planning to identify and remedy any compliance issues regarding product operation. In December 1998, the Company instituted a more comprehensive Year 2000 project designed to identify and assess the risks associated with its operations and infrastructure, information systems, suppliers and customers that were not Year 2000 compliant, and to develop, implement, and test, resolution and contingency plans to mitigate these risks. The project, which is now complete, was comprised of four phases: (1) identification of risks; (2) assessment of risks; (3) development of resolution and contingency plans; and (4) implementation and testing.

The Status of the Company's Products.

     CTX 9000 System. The FAA has tested the current version of the CTX 9000 by applying its Year 2000 compliance definition as stated in the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. The Company has been verbally advised by the FAA that the CTX 9000 has passed the Year 2000 certification testing and expects to receive formal documentation from the FAA that the CTX 9000 is compliant with its Year 2000 compliance definition.

     CTX 5500 System and Upgrade Kits. The FAA has tested and certified that both versions of the CTX 5500 and the CTX 5500 upgrade kit (with and without the PCS 50 operating system) shipped after January 1, 1999 are compliant with its Year 2000 compliance definition. This testing and certification was performed using the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. A compliance certificate on the version without the PCS 50 has been received from the FAA, the receipt of a compliance certificate for the PCS 50 is anticipated. All CTX 5500 systems shipped prior to January 1, 1999 have been upgraded to match a certified version.

     CTX 5000 System. Identification and assessment of risks and development of a year 2000 fix including upgrades where necessary have been completed for all released software for this product. With respect to hardware the Company has reviewed all components for embedded chips, clocks and supplier testing of Year 2000 compliance and found no material compliance issues. A beta version of the Year 2000 fix for the CTX 5000 was released during the second quarter. Although it has not and will not be tested by the FAA since the FAA no longer owns this model, the fix for the CTX 5000 was designed to meet the FAA Year 2000 compliance definition and the Company has successfully conducted its own tests on the CTX 5000 using a test plan similar to the one used by the FAA in certifying compliance of the CTX 5500. In addition, the beta version of the fix was successfully tested by the BAA in June. The final version of CTX 5000 Year 2000 fix was released at the end of the third quarter of 1999. Customers under warranty or service contract may receive this fix, if desired, at no charge. Alternatively, CTX 5000 customers may purchase a CTX 5500 upgrade kit which provides the compliance certified by the FAA and also offers other operational benefits. Assuming customers place orders on a timely basis, installation of the CTX 5000 fix or of the CTX 5500 upgrade will be completed on all installed CTX 5000 systems before the end of the fourth quarter of 1999. The CTX 5500 upgrade kit has been purchased and installed on all CTX 5000 systems previously purchased by the FAA.

     Company Infrastructure. With respect to the Company's internal computerized systems in its manufacturing, field service, engineering, human resources, information, facilities and financial and administrative areas, the Company has completed all phases of the project including the finalization of contingency plans for all systems determined to be critical to the Company's mission. Outside consultants were engaged to assist the Director of Quality Assurance and the Executive Staff under the direction of the Chief Financial Officer to complete this process, including the implementation of any necessary solutions and the design of any necessary contingency plans. As a result of its review, the Company did not identify any Year 2000 problems relating to systems operated by the Company which have not been resolved which could have a material adverse effect on the Company's business, results of operations or financial condition.

     Suppliers and Customers. Substantially all of the Company's current suppliers of products and services have completed a questionnaire regarding their readiness for the Year 2000. Based on the Company's review of the responses received, no significant problems were identified. Where possible, the information received was verified by internal testing. Where the information provided was not subject to verification by internal testing, the Company has identified those suppliers and customers whose products or services are mission critical and is focussed its efforts on the development of contingency plans. Notwithstanding the Company's good faith efforts to anticipate problems and develop effective contingency plans, the Company will remain vulnerable to any failure by its major suppliers, service providers and customers (including airports, airlines and foreign and domestic governments which are the end-users of its products or sponsors of its research and development activities) to identify the full extent of and successfully remedy their own internal Year 2000 issues. This failure could have a material adverse effect on the Company's supplies, orders, installation schedules and timing of payments. The Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from its major product suppliers or any material sales delays from its major customers due to Year 2000 issues based on information developed through its Year 2000 project, these third parties may nonetheless experience Year 2000 problems. Any such problems could have a material adverse effect on the Company's results of operations and financial condition.

     Costs of Compliance. The Company believes that the costs of compliance with respect to both its products and its infrastructure, including third party suppliers and the cost of contingency plans, will not exceed $500,000. As of September 30, 1999, approximately $260,000 had already been incurred.

     Risks of Non-Compliance. Although the Company believes it has successfully completed all phases of its Year 2000 project, the Company may discover additional Year 2000 problems, may not be able to develop remediation and contingency plans for these additional problems, or may find that the costs of these activities exceed current estimates of not more than $500,000. To the extent the Company does not identify any material non-compliant systems operated by the Company or by third parties, such as the Company's suppliers, service providers or customers and does not develop satisfactory remediation and contingency plans, the most reasonably likely worst-case scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in the United States or global business activities that could result in a significant downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, delays in installation, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, payment delays or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings. On March 5, 1999, the judge granted the motion. The stay remains in effect until on or after November 19, 1999 with a ruling by the judge as to whether to continue the stay expected on that date. Management believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

                   Part  II.  OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

        (a)     Exhibits

10.34 Amendment No. 1 to Technology License
        Agreement between the Company and Imatron Inc.
        dated September 11, 1990

                 27      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 The Registrant filed no Reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    INVISION TECHNOLOGIES, INC.


      Date: November 11, 1999       /s/ Sergio Magistri
                                    Dr. Sergio Magistri
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


      Date: November 11, 1999       /s/ Alfred V. Larrenaga
                                    Alfred V. Larrenaga
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)