Form 10-Q/A
period 1999-09-30
INVISION TECHNOLOGIES INC
filed 1999-11-23
CIK 1005969

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q/A



(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                         AMENDED FILING ON FORM 10-Q

    This amendment is being filed for the sole purpose of correcting the presentation of the table information in Note 2, Net Income (Loss) Per Share. All other information in the originally filed Form 10-Q for the quarter ended September 30, 1999 was presented as of the November 12, 1999 filing date, or earlier as indicated, and has not been updated in this amended filing.

                          InVision Technologies, Inc.
                                  Form 10-Q/A
                                    INDEX

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

                         InVision Technologies, Inc.
                    Consolidated Statements of Operations
                    (In thousands, except per share data)
                                 (Unaudited)

                                        Three Months Ended Nine Months Ended
                                           September 30,    September 30,
                                       --------- --------- --------- ---------
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

                                      Three months ended September 30,                 Nine months ended September 30,
                               ----------------------------------------------- -----------------------------------------------
                                        1999                    1998                    1999                    1998
                               ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                 Per                     Per                     Per                     Per
                               Income           Share                   Share                   Share                   Share
                               (Loss)  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount
                               ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Basic net income (loss) per
  share:
  Income (loss) available to
    common stockholders         ($659) 12,124  ($0.05) $2,119  12,048   $0.18  $1,263  12,090   $0.10  $5,991  12,040   $0.50
Effect of dilutive securities:
  Options                           -       -       -       -     712   (0.01)      -     648       -       -     813     ($0)
                               ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Diluted net income (loss)
per share:
  Income (loss) available to
    common stockholders plus
    assumed conversions         ($659) 12,124  ($0.05) $2,119  12,760   $0.17  $1,263  12,738   $0.10  $5,991  12,853   $0.47
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

                                          Three Months      Nine Months
                                             Ended             Ended
                                         September 30,     September 30,
                                       ----------------- -----------------
                                         1999     1998     1999     1998
                                       -------- -------- -------- --------
   Revenues                              100.0%   100.0%   100.0%   100.0%
   Cost of revenue                        62.3     54.1     57.7     54.8
                                       -------- -------- -------- --------
    Gross profit                          37.7     45.9     42.3     45.2
                                       -------- -------- -------- --------
Operating expenses:
    Research and development              19.5     11.7     15.7      11.0
    Sales and marketing                   10.9      9.7      9.6      10.1
    General and administrative            16.2     10.0     13.9      10.6
                                       -------- -------- -------- --------
      Total operating expenses            46.6     31.4     39.2      31.7
                                       -------- -------- -------- --------
  Income (loss) from operations           (8.9)    14.5      3.1      13.5
  Interest expense                        (0.5)    (1.0)    (0.5)     (0.5)
  Income and other (expense), net          1.8      1.2      1.3       1.3
                                       -------- -------- -------- --------
  Income (loss) before income taxes       (7.6)    14.7      3.9      14.3
  Provision (benefit) for income taxes    (1.1)     1.8      0.6       1.7
                                       -------- -------- -------- --------
  Net income (loss)                       (6.5)%   12.9%     3.3%     12.6%
                                       ======== ======== ======== ========


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

    CTX 5000 System. Identification and assessment of risks and development of a year 2000 fix including upgrades where necessary have been completed for all released software for this product. With respect to hardware the Company has reviewed all components for embedded chips, clocks and supplier testing of Year 2000 compliance and found no material compliance issues. A beta version of the Year 2000 fix for the CTX 5000 was released during the second quarter. Although it has not and will not be tested by the FAA since the FAA no longer owns this model, the fix for the CTX 5000 was designed to meet the FAA Year 2000 compliance definition and the Company has successfully conducted its own tests on the CTX 5000 using a test plan similar to the one used by the FAA in certifying compliance of the CTX 5500. In addition, the beta version of the fix was successfully tested by the FAA in June. The final version of CTX 5000 Year 2000 fix was released at the end of the third quarter of 1999. Customers under warranty or service contract may receive this fix, if desired, at no charge. Alternatively, CTX 5000 customers may purchase a CTX 5500 upgrade kit which provides the compliance certified by the FAA and also offers other operational benefits. Assuming customers place orders on a timely basis, installation of the CTX 5000 fix or of the CTX 5500 upgrade will be completed on all installed CTX 5000 systems before the end of the fourth quarter of 1999. The CTX 5500 upgrade kit has been purchased and installed on all CTX 5000 systems previously purchased by the FAA.

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