Form 10-K
period 1999-12-31
INVISION TECHNOLOGIES INC
filed 2000-03-30
CIK 1005969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Based on the closing price of $7.00 on March 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $62,905,493. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

     On March 28, 2000, there were 12,215,173 shares of the Registrant's Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held May 31, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                  INVISION TECHNOLOGIES, INC.
                       TABLE OF CONTENTS


                                                                    PAGE
COVER PAGE

TABLE OF CONTENTS                                                      i
PART I                                                                 1
Item 1. Business                                                       1
Item 2. Properties                                                    21
Item 3. Legal Proceedings                                             21
Item 4. Submission of Matters to a Vote of Security Holders           21

PART II                                                               22

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters                                                   22
Item 6. Selected Financial Data                                       23
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   24
Item 8. Financial Statements and Supplementary Data                   31
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure                                   31

PART III                                                              31
Item 10.Directors and Executive Officers of the Registrant            31
Item 11.Executive Compensation                                        31
Item 12.Security Ownership of Certain Beneficial Owners and
Management                                                            31
Item 13.Certain Relationships and Related Transactions                31

PART IV                                                               31

Item 14.Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                                           31

SIGNATURES                                                            34


                                PART I.

ITEM 1.  BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR
EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, FLUCTUATIONS IN THE COMPANY'S QUARTERLY AND ANNUAL OPERATING RESULTS, THE LOSS OF ORDERS FOR THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDERS FROM THE FEDERAL AVIATION ADMINISTRATION ("FAA") OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS AND THE CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AND RISK OF CERTIFICATION OF COMPETITORS' PRODUCTS, AS WELL AS THOSE DISCUSSED IN "-COMPETITION," "-BUSINESS RISKS" AND IN "ITEM 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"
AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

     GENERAL

     InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") is the worldwide leader in explosive detection technology. InVision develops, manufactures, markets and supports explosive detection systems ("EDS") for civil aviation security based on advanced computed tomography ("CT") technology. The Company's current products, the CTX 2500, CTX 5500 (including the CTX 5500 upgrade kit used to convert the CTX 5000) and CTX 9000 systems (together, the "CTX Series"), all of which have been certified by the Federal Aviation Administration ("FAA") as meeting its stringent requirements for both throughput and detection, are designed, through variation in price, size and throughput, to cover the broad spectrum of needs of civil aviation around the world in responding to terrorist threats through the inspection of checked luggage on commercial flights. InVision is the only company to have more than one model certified by the FAA and is the only supplier of certified technology to have systems deployed in both the United States and around the world. Through December 31, 1999, the Company shipped 187 CTX Series systems of which 114 of these systems (and 59 CTX 5500 upgrade kits) were to the FAA and U.S. airlines for installation at the busiest U.S. airports and certain U.S. airlines foreign locations, and 73 CTX Series systems (and six CTX 5500 upgrade kits) were to international customers for installation in Europe, the Middle East, Asia and Africa. For the years ended December 31, 1999, 1998 and 1997, the Company had CTX product and service revenues of $47.6 million, $63.3 million and $56.4 million, respectively, and at December 31, 1999 had in backlog equipment orders and service agreements of approximately $19.8 million. In the first quarter of 2000, the Company received orders valued at approximately $16.5 million from the FAA and an international customer for multiple CTX Series systems, accessories and service.

     The Company believes that CT based EDS technology is the only type of commercially deployed equipment capable of detecting all types of explosives designated by the FAA to be a threat to commercial aviation and that the CTX Series is superior to non-CT systems by virtue of its advanced detection technology. The CT technology is capable of capturing and processing substantially more data than such other non-CT explosive detection systems. By combining heightened levels of data capture and diagnosis capabilities with simple user interfaces, InVision's CTX Series is capable of providing higher detection with low false alarm rates, as well as more advanced threat resolution capability and increased operator efficiency than non-CT based EDS competitors.

     The Company also believes that its CTX Series EDS is superior to the only other CT based EDS competitor, which entered the marketplace in 1999, due to the proven superiority of its engineering designs based on its ten years of experience in the airport security industry and its ability to offer a "family" of products which provide a variety of certified solutions to the terrorist problems faced by airports of various sizes and locations around the world. In 1999 the Company introduced the CTX 9000 model, designed to be significantly faster and easier to integrate into airports' baggage handling systems. Unlike the other CT based competitor which is new to the aviation security business, InVision used its ten years of experience in the field to design a CT unit which, with its larger belt-size and aperture and compact x-ray shielding method, has a higher throughput, is more easily integrated into an airport's baggage handling system and contains software which has been specifically refined to respond to the needs of airport operational experience and customer requirements. In addition, with its other new product introduction in 1999 of the CTX 2500, a less expensive unit operating at slower throughputs with a smaller footprint than the CTX 5500, but still offering a certified level of detection and throughput, the Company believes that its approach of offering a "family" of products with different price points, throughput, integrated versus non-integrated applications and levels of detection, instead of only one, high-end model, will allow it to retain its current customers and broaden its appeal to a wider spectrum of potential purchasers of certified EDS.

     During 1999 the Company also pursued development of new, non-EDS applications for its CTX systems.

     The Company applied its CTX technology to scanning wood for the forest products industry to optimize the lumber value and yield of harvested timber. After two successful field tests, one in the United States and one in Europe during 1999, the Company launched the WoodVision Division in February 2000. During the first phase of development of this market the Company expects to sell principally to sawmills worldwide which will gain a significant competitive advantage by using a CTX Series system to locate hidden defects such as knots and cracks and thereby adjust the cutting pattern to increase the quality and quantity of the sawn wood. To provide access to and experience with wood optimization and the forest products industry, especially in the areas of marketing and sales and software engineering, the Company purchased, also in February, Inovec, Inc. ("Inovec"), a leading manufacturer of advanced optimization equipment with over 600 laser scanners and other optimization equipment installed in over 300 sawmills worldwide. Inovec is based in Eugene, Oregon.

     In October the Company entered into an agreement with the United States Customs Service to evaluate the use of its CTX 2500 system for drug detection. For this application the CTX 2500 was mounted on a truck. The Company believes that truck mounted CTX Series systems could also be sold for aviation security applications.

     InVision's subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, primarily in the prototype stage, include advanced detection systems for such markets as military and humanitarian landmine detection, carry-on luggage screening, detection of concealed weapons, drug detection, and postal inspection. During 1999 advances in the development of its landmine detection equipment resulted in its successfully demonstrating 100% detection of antipersonnel and antitank landmines during a field test conducted at the Army Combat Engineering School test facility at Fort Leonard Wood, MO. The current QR prototype system detects metal, RDX, TNT and Composition B, and is thus able to detect the vast majority of all landmines deployed throughout the world. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. For the years ended December 31, 1999, 1998 and 1997, the Company had government contract revenues related to Quantum of $10.7 million, $7.2 million and $5.5 million, respectively, and as of December 31, 1999, the Company had in backlog Quantum government contracts of $3.2 million. In the first quarter of 2000, Quantum received additional awards from several government agencies of $6.1 million, including $3.2 million related to landmine detection and $2.3 million related to EDS.

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

     THE TERRORIST THREAT. In recent years, incidents of bombings and airline terrorism have contributed to an enhanced perception of the threat of terrorism among the general public. According to a report of the President's Commission on Aviation Security and Terrorism dated May 15, 1990, there were 41 bombings against civilian aviation targets worldwide between 1975 and 1989. According to Time Magazine, there were 10,222 bombings in the United States between 1983 and 1993. According to a CBS poll conducted in July 1996, airline passengers have expressed a willingness to pay more for airline travel and endure delays if such actions will decrease the threat of successful airline bombings.

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

     Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection. These systems include CT, dual energy x-ray, QR, trace detection, x-ray diffraction, and multi-view x-ray. CT technology uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly known as "slices," of the density distribution of the object's cross-section and compares parameters derived from the analysis of the density images to a database of explosives characteristics. Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies using one or two views to determine if any of the contents have the physical characteristics of explosive materials. QR is an electromagnetic field based detection system which examines volume without imaging by using radio frequencies to detect the chemical make-up of an object. Trace detection equipment, known as "sniffers," detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection. Diffraction x-ray systems use a single energy source to take hundreds of measurements of the angular scatter patterns of a bag's contents to determine if any of the contents have the chemical characteristics of explosive materials. Multi-view x-ray is like dual energy x-ray, except that it uses three views in an effort to approximate cross-sectional data. This method gathers more two dimensional data than conventional single or double view dual energy x-ray systems which gather data from one or two planes, but less data than CT which uses its multiple slice technology to gather thousands of two dimensional views to reconstruct a full three-dimensional, cross-sectional image of an object. To the best of the Company's knowledge, both diffraction x-ray and multi-view technology are not yet commercialized and still under development. Although other systems based on non-CT technology have attempted certification in the past without success and a multi-view system is currently undergoing FAA certification testing, the only explosive detection systems certified by the FAA are based on CT technology.

     THE EMERGENCE OF WORLDWIDE STANDARDS AND FAA CERTIFICATION. Throughout the history of civil aviation, the FAA has been a leader in setting the standards for aviation security worldwide. In the 1970's, the FAA first established standards for worldwide security by setting guidelines for screening of carry-on baggage for guns and knives. These standards were subsequently mandated by the United Nations for adoption by all of its member states, leading to the installation of over 7,000 detection systems worldwide. Following the December 1988 bombing of Pan American Flight 103, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"), in response to which the FAA increased research and development funding for advanced explosives detection technology, security technology integration and aircraft hardening to withstand bombs. In the last two years alone, $95.4 million has been budgeted by Congress for spending by the FAA on such activities and the FAA has requested another $42.6 million for research and development in this area in fiscal year 2000. In Europe, the European Civil Aviation Commission adopted a regulation which requires airports to implement 100% checked baggage screening by 2002.

     In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect, under realistic air carrier operating conditions, the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft. To do so, the FAA contracted with the National Academy of Sciences to establish a scientifically valid protocol for certification. The FAA also consulted with a variety of public agencies, including the Federal Bureau of Investigation and the Central Intelligence Agency. The result of this collaboration was the establishment of a detection protocol which focuses on (i) the categories of explosive substances to be detected, (ii) the probability of detection by explosive category, (iii) the minimum quantity of explosive that must be detectable, (iv) the number of bags processed per hour, and (v) the maximum acceptable false alarm rates. In 1994, the FAA certified the Company's first EDS model, the CTX 5000 system. It has subsequently certified three more of the Company's models, the CTX 5500 (including the CTX 5500 upgrade kit used to convert CTX 5000 systems), CTX 9000 and CTX 2500, the last two of which were certified in 1999. As of December 31, 1999, all of the systems are deployed in airports around the world, except for the CTX 2500 model which was certified in the third quarter. In order to meet the throughput criteria established in the FAA protocol, the CTX Series models, other than the CTX 9000 system, were certified with two units operating in parallel.

     In late 1998, an EDS developed by L-3 Communications Corporation ("L-3") was certified by the FAA as meeting the requirements of the protocol. However, to the best of the Company's knowledge, this system has only been sold to one customer other than the FAA. See "-Recent Developments" and "-Competition."

     IMPLEMENTATION OF MULTI-LEVEL SCREENING PROCESSES. As the capabilities of EDS technology have evolved and worldwide detection standards have become more pervasive, certain airports around the world have sought to augment their detection capabilities by implementing various multi-level screening processes. To date, two distinct processes have become most prevalent: a system first implemented in the United Kingdom (the "Throughput First Approach"); and a system endorsed by the FAA (the "Detection First Approach"). Prior to the development of certified detection technology and in recognition of the deficiencies of existing x-ray technology in providing comprehensive detection, certain European airports adopted the Throughput First Approach, which consists of the use of several explosive detection systems operating in series in order to attempt to increase detection rates while maintaining throughput rates. Since the deployment of certified systems, some airports using the Throughput First Approach have begun purchasing these more effective certified products to be part of multi-level systems and using them to scan luggage identified as suspect by faster but less discriminating types of EDS earlier in the series. In airports using this approach, certified products compete with non-certified products as well as with each other.

     The Detection First Approach was developed following the advent of certified detection technology. Currently, the Detection First Approach is comprised of a process of computer-assisted passenger prescreening ("CAPPS") combined with the use of certified EDS equipment for the detection of explosives in baggage deemed to be high risk. CAPPS involves an initial determination of whether a particular passenger represents a high threat based on certain decision criteria which are believed to be reasonable predictors of risk. Based on this determination, a passenger's baggage may undergo a higher level of investigation, which will in most cases involve the baggage being screened with the use of certified EDS equipment. In contrast to the Throughput First Approach, in which the effectiveness of the entire detection process is dependent on technologies with greater emphasis on throughput than detection, the Detection First Approach is predicated on the use of high-detection technology and is focused on the ability to accurately and effectively detect explosives and to identify individuals believed to pose the greatest threat to civil aviation. The Detection First Approach requires the purchase of certified technology and limits the competition to sellers of certified technology. The Company believes that the Detection First Approach, as it is currently being implemented at major airports throughout the United States, has proven to be the more effective process in reducing the dangers associated with the use of explosives against civil aviation. The FAA has proposed rules which would make the Detection First Approach mandatory at all United States airports above a minimum size.

     THE GORE COMMISSION. In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton announced the formation of the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. The Gore Commission concluded that "the threat against civil aviation is changing and growing, and that the federal government must lead the fight against it" and recommended that "the federal government commit greater resources to improving aviation security." The Gore Commission released its initial report in September 1996, and in October 1996 the United States enacted legislation which included a $144 million appropriation for fiscal 1997 for the deployment of explosives detection systems and other advanced security equipment for use by air carriers and airport authorities. Of this amount, $52.2 million, or 36.2%, was allocated to the purchase of certified CT technology. Although no money was appropriated for the deployment of additional explosive detection systems in fiscal 1998, $17.3 million of funds from the Department of Transportation were reprogrammed to purchase 15 of the Company's new CTX 5500 systems and 59 kits to upgrade all of the FAA's CTX 5000 systems to CTX 5500 status. In fiscal 1999 $100.0 million was appropriated for purchase of additional EDS and related products and services, of which $38.9 million was used to purchase systems and other services from the Company, including products and services from Quantum. In fiscal 2000 $100.0 million was appropriated for purchase of additional EDS systems of which $50.0 had been allocated by December 31, 1999 for the purchase of certified EDS and related products and services including TIP (threat image projection, a system of checking operator performance under actual operating conditions), enhancement of existing x-ray systems, integration and installation of the purchased systems and coverage of some FAA operating expenses.

     THE INVISION TECHNOLOGY ADVANTAGE

          CT TECHNOLOGY

     The Company believes that CT based EDS is the only EDS presently capable in a commercial application of reliably detecting all types of explosives designated by the FAA to be a threat to commercial aviation at certifiable throughputs and that the CTX Series is superior to the other competing CT based system by virtue of its advanced threat resolution capabilities, superior design for integrated and non-integrated airport applications and its pioneering lead in applying CT technology to aviation security.

     The Company's CTX Series employs CT technology pioneered in the medical field in the 1970s and enhanced for use in explosive detection by the Company's engineers in the 1990s. As its principal detection vehicle, the CTX Series uses a source of x-rays rotating around an object to create two-dimensional images of the density distribution of the object's cross-section. These cross-sectional images are commonly known as "slices." The CTX Series is capable of measuring data from several contiguous slices of an object in order to capture the three-dimensional characteristics of an object. The data gathered from the slices is used to measure the physical characteristics of objects by determining their linear attenuation coefficients

(density), morphology (shape), and granularity (uniformity). Once measured, each characteristic is automatically compared, using sophisticated image processing algorithms, to a database of characteristics of compounds used in explosive devices in order to assess the threat. If an object is determined to contain the characteristics of an explosive, additional slices of the object are collected in order to determine the mass discriminates (quantity) of the threat. At this stage, potential threats that cannot be cleared automatically by the CTX Series are submitted to an operator for threat resolution. The operator is also presented with information regarding the presence of detonators, power sources, proximity charges, metallic objects and other characteristics of a potential bomb, and the suspicious objects are highlighted in different colors.

     The Company believes that there are three important technical characteristics that lead to the superiority of the CTX Series over systems of the Company's primary non-CT competitors' which are based on dual energy technology. These characteristics are:

     DATA QUALITY AND QUANTITY. Dual energy x-ray systems collect data from one, two or three views of an object to determine the atomic number of materials encountered during the scan. CT technology, with approximately 500 views per slice, yields more data and is capable of measuring the density of an object. While explosives have well defined density ranges which are generally distinct from those of the contents of checked baggage, certain classes of explosives have atomic numbers which are similar to those of many materials found in checked baggage. As a result, the CTX Series is better able to distinguish between explosives and the benign contents of checked baggage, resulting in higher detection and lower false alarm rates.

     THREE DIMENSIONAL DATA. CT technology's ability to render three-dimensional data concerning an object also contributes to its superior detection compared to dual energy x-ray technology. By utilizing these data, CT technology is able to map characteristics of an object, such as mass and density, regardless of the object's position in the bag and the superposition of other objects. Dual energy x-ray systems render only two-dimensional data regardless of the number of views. As a result, if multiple objects are superimposed over the potential explosive, the system's ability to calculate the atomic number of the potential explosive is diminished. Given the inherent limitations of the use of atomic numbers as a parameter for explosive detection, this diminished capacity with regard to stacked objects is particularly problematic.

     ADVANCED THREAT RESOLUTION. Threat resolution refers to the process following an alarm of determining whether checked baggage is safe or contains a threat. Once an alarm occurs, the CTX Series presents its operators with images and threat analysis tools that are unavailable in dual energy systems. For example, the CTX Series simultaneously provides operators with both x-ray images and CT images on separate screens. These data are cross-referenced with each other to give the operator an overall image of a suitcase and detailed CT information relating to the contents, and in particular relating to the potential threat. In addition to the images, the CTX Series provides an abundance of tools and data, designed to allow operators to determine whether a bag is a threat requiring further action or is safe to clear to the plane. One of these tools is the ability to take additional slices to provide more data and focus in on the threat. In contrast, dual energy x-ray systems display a single x-ray image of a potential threat and have a limited ability to provide additional information to an operator who suspects that an explosive is present.

     All of the other non-CT EDS technologies have not been routinely deployed and have significant weaknesses, in addition to their strengths, which have not only prevented them from being certified, but also have prevented them from being sold in significant quantities for checked baggage inspection. Two technologies under development, x-ray diffraction and multi-view x-ray, based on information available to the Company from public sources, offer substantial improvements over dual energy in the area of data collection and detection. X-ray diffraction, when used alone, however, appears to be too slow, large and expensive for airport application. Not as much is known about the multi-view technology under development, but the Company believes that three view, dual energy x-ray alone will not collect sufficient data to meet or exceed the advantages of the Company's technology described above.

     The Company also believes that there are several important technical reasons which lead to the superiority of the CTX Series over the system offered by the Company's only CT based competitor. These competitive advantages include:

     SUPERIOR THREAT RESOLUTION CAPABILITIES. After an EDS unit automatically identifies a potential explosive in a piece of baggage, the operator must determine whether the item represents a real threat or a false alarm. The threat resolution process is performed by the operator through a combination of image and data analysis. Clear images and advanced detection software are critical to this process. Unlike its competitor, the CTX Series offer both a standard x-ray and a CT view of the suspicious object. This allows the operator to view the entire outline of the object as well as a cross section. In addition, the CTX series provides substantially better image quality than the competition through use of a greater number of pixels. The detection software used by the CTX Series includes all the advances and developments made for the Company's CTX products over a period of ten years, including five years of operational experience after the first FAA certification in

December 1994, a number of subsequent re-certifications of various models in the CTX Series and a number of refinements to the capabilities of the software dictated by operational airport experience and customer requirements.

     DESIGN FOR AIRPORT OPERATION AND INTEGRATION. All of the models in the CTX Series (except the CTX 2500) were developed for high throughput airport operation, and units in all models have been successfully integrated into airports' baggage handling systems around the world as well as having been installed in stand alone configurations. Past experience of the Company with the CTX 5000 and 5500 demonstrated, however, that the units' smaller belt width and the traditional method of x-ray shielding - passive curtains - were making installation of these models in integrated settings more difficult and preventing the units from operating at increased throughputs. As a result, the Company designed its new, most advanced model, the CTX 9000, to address these issues. The conveyor belt is one meter wide for ease of integration with the luggage movement system of the airport whose width is standardized world wide to one meter. In addition it created an entirely new type of compact x-ray shielding called "active curtains," an automated set of lead shielded sliding doors which allow the system to operate more effectively while assuring proper x-ray shielding. The Company believes that the wide conveyor belt and the use of "active curtains" are essential to achieve operational performance at high rates of throughput in an airport environment. The CTX 9000 has, in fact, been certified at a throughput rate higher than the competition whose product uses the narrower belt and a solution to the shielding problem which is not only slower but also greatly enhances the total footprint of the unit, a significant disadvantage in the crowded environment of an airport.

     InVision believes that the strengths of the CTX Series over dual energy-based systems with respect to the first three important technical characteristics described above were central to the CTX Series meeting the stringent FAA standards for certification and to gaining operational acceptance by the commercial aviation industry. In addition, InVision believes that the limitations of non-CT technologies with respect to these important characteristics will limit these technologies' ability to attain the high detection and low false alarm rates necessary to obtain FAA certification. These limitations, as well as the strengths of the CTX Series systems will be even more evident if the FAA supplements, as it is proposing to do, its current certification testing with additional tests designed to assess the capabilities of EDS to find lower quantities of explosives than currently required. Furthermore, the Company believes that the limitations of the design and technology of the Company's one CT based competitor will inhibit such system's ability to achieve seamless integration with automated baggage handling systems. However, there can be no assurance that future technological innovations will not enable competing technologies, including x-ray diffraction, multi-view x-ray and CT to overcome these limitations. As the only EDS to be certified by the FAA, available in a variety of prices, throughputs, sizes, configurations and detection levels, and deployed worldwide, the Company believes its CTX Series is well positioned to be the cornerstone of the advanced explosive detection process being promoted by the FAA for implementation at airports around the world.

     QR TECHNOLOGY

     QR technology has a high detection rate for selected types of explosives combined with one of the lowest false alarm rates for any type of technology. In particular, QR technology has significant detection capabilities for identifying components typically found in sheet explosive, which has been the most difficult type of explosive to detect, as well as military plastic explosives. Quadrupole resonance analysis is related to magnetic resonance imaging ("MRI") technology commonly used in hospitals, but without a large and expensive magnet. The characteristic signal emitted by each type of explosive is unique and easily distinguished from harmless materials. Different molecules have different resonance frequencies, even if they contain the same atoms. QR directly measures the presence of the specific target material, by identifying the explosive's characteristic signals. This method is more accurate than other bulk detection techniques which predict the explosives presence by measuring object density or atomic number. These capabilities can form the basis of a stand-alone product for certain applications, such as the carry-on baggage scanner the Company already offers (the QSCAN-160), and the landmine detector and weapons tracking equipment currently in the prototype stage. In addition, QR also provides advantages when combined with x-ray or CT explosive detection technologies. The Company believes that systems combining two or more technologies based on different physical principles will be more robust and more difficult to defeat than single technology systems.

     GROWTH STRATEGY

     The Company's objective is to be the leading provider of explosive detection systems worldwide and to extend its technology expertise to address broader applications for detection. Specific elements of the Company's growth strategy are to:

     BROADEN PRODUCT OFFERINGS TO EXPAND SIZE OF POTENTIAL MARKET. In 1999 the Company introduced its "family" concept of EDS products by completing development and obtaining certification of two new CTX models, the CTX 9000 and the CTX 2500, which together with the CTX 5500 provide certified explosive detection at three different sizes, throughputs and price points. The Company developed these additional models to be able to offer products designed with the various security needs and budgets of large and small airports throughout the world. The Company continued its commitment to this approach later in the year by commencing participation in the FAA's Argus program, a four-phase competitive research and development program designed to develop a low-cost, automated explosive detection system to scan checked luggage in small airports which would be smaller and less expensive than the Company's CTX
2500 model. During Phase I of the program, InVision will develop an initial system design to meet the FAA's criteria for weight, size, and cost. The Company will compete to receive additional FAA grant awards for subsequent phases of the Argus program with five other firms that were also awarded
Phase I funding. There can be no assurance that the FAA will continue to award Argus grants to the Company although the Company believes that its participation in Phase I and its long experience and leading position in the field of certified EDS place it in good stead to receive additional grants under the further phases of the program.

     ENHANCE TECHNOLOGICAL LEADERSHIP. The Company believes that its technological capabilities provide it with a significant competitive advantage. Accordingly, the Company considers research and development to be a vital part of its operating discipline, and continues to make substantial investments to enhance the performance, functionality and reliability of its CTX Series hardware and software. Among the Company's priorities in enhancing its technological capabilities are to reduce false alarms while maintaining throughput rates and certified detection capability and to increase threat resolution capabilities. With respect to false alarm reduction, the Company is working to develop more intelligent algorithms that determine the presence of threats by looking at threat features not considered at present such as detonators and texture. To improve threat resolution, the Company is developing an advanced threat resolution operator interface which incorporates artificial intelligence to enhance the ability of the operator by providing clear, easy to understand instructions on how to resolve threats. In addition the Company is exploring the use of additional sensors to aid the alarm resolution process prior to any operator controlled threat resolution step. These sensors could incorporate either QR technology developed by Quantum with its increased ability to detect certain types of explosives and its lower false alarm rate or other externally developed technologies.

     LEVERAGE TECHNOLOGY EXPERTISE TO ENTER NEW MARKETS FOR DETECTION. The Company believes that its leadership and knowledge in the field of high detection technology have placed it in an advantageous position from which to enter new markets for detection based on the development of new applications for its CTX Series systems and Quantum's QR technology.

     WOOD SCANNING. The worldwide lumber industry (excluding pulp and paper) is very large and competitive. Sawmills currently invest up to $1.0 million for technology that increases the yield or value of lumber by 2-3%. University studies over the past twenty years have shown double digit percentage improvements in the yield of harvested timber based on CT technology, but until the Company developed the CTX Series for airport operation, no CT scanner was able to operate in the industrial conditions of a sawmill. During the past two years the Company has renewed its research and development efforts in this area by extending the application of the CTX Series to wood scanning. Given the significant payback for sawmills when the value of the lumber is increased by even a small percentage, the Company believes there is a very significant market opportunity. When used for the lumber industry, the Company's unique high throughput CT technology creates a three dimensional image of the log, producing a virtual log which is an exact representation of the log's internal structure, including all knots, cracks and grain patterns. Through advanced and proprietary image processing, logs are graded and optimized for the ideal cutting pattern, therefore allowing the customer to mitigate the impact of previously unseen defects and maximize the value of a log's yield. After two successful field tests involving major forest products companies in the United States and Europe during 1999 showed substantial increases in yield, the Company launched the WoodVision Division in February 2000 to focus on the development of CT based products for this industry. To provide access to and experience with wood optimization and the forest products industry, especially in the areas of marketing and sales and software engineering, the Company purchased, also in February, Inovec, a leading manufacturer of advanced optimization equipment with over 600 laser scanners and other optimization equipment installed in over 300 sawmills worldwide. See "- Recent Developments."

LANDMINE DETECTION. According to the Defense Advanced Research Projects Agency ("DARPA"), for the last 60 years, a sharply increasing percentage of American soldiers have been killed or wounded by landmines. From World War II to Somalia, the percentage of casualties caused by landmines has grown from
2.5 percent to 26 percent. Still today, mine detection methods continue to depend primarily on soldiers manually probing the earth. Jane's Mines and Mine Clearance, 3rd edition, 1998-99, estimates there are up to 50 million landmines buried across four continents, making landmine detection a humanitarian issue as well as a military issue. With funding from DARPA, the Company's subsidiary, Quantum, which focuses its efforts in the field of QR, has developed a cart-based prototype with a tethered, hand-held probe. The probe emits radio frequency magnetic field pulses at the characteristic QR frequency of the explosive. These pulses stimulate coherent signals from the mine that are picked up by a tuned antenna, amplified in a sensitive receiver, and analyzed digitally. Since the QR resonance frequency is highly specific for individual compounds, tests have demonstrated a very high level of detection and a very low incidence of false alarms. This prototype was tested in Bosnia in the summer of 1999 and later in the year at the Army Combat Engineering School test facility at Fort Leonard Wood, MO, where it successfully demonstrated 100% detection of antipersonnel and antitank landmines during extensive field trials. This is the first time that plastic, low metal content, TNT landmines have been detected with this level of performance by any system in actual field conditions. The current QR prototype system detects metal, RDX, TNT and Composition B, and is thus able to detect the vast majority of all landmines deployed throughout the world. Future systems are expected to be able to detect Tetryl as well. QR has the ability to operate in almost all soil conditions including saturated soils, as well as through water.

     Since commencement of the landmine detection program in April 1997 through December 31, 1999, Quantum has received $9 million in research and development funding from various U.S. government departments and agencies. In 2000 Quantum received approximately an additional $3.2 million in funding to begin to transition its DARPA mine detection program to the U.S. Army and the Office of Naval Research ("ONR") and the United States Marine Corps ("USMC"). The new funding is comprised of $700,000 from ONR with an additional $750,000 from DARPA. These funds are for the start of work to miniaturize the current prototype QR system into a man-portable, backpack system for the USMC. Quantum is currently working with the Office of Naval Research to finalize a two-year, $8 million follow-on program to address science and technology issues, with a transition to a formal USMC acquisition program scheduled for fiscal year 2002. Simultaneously, the U.S. Army has provided $1.6 million and DARPA has provided an additional $1 million to begin a vehicle-based land mine detection system. This initial funding is part of a potential 3-year, $15 million program to further develop and field QR equipment for land mine detection on roads.

     DRUG DETECTION. With approximately 500 conventional x-ray systems installed at border crossings and other points of entry into the U.S. and more at locations around the world for the purpose of drug interdiction, the Company believes that drug detection applications afford significant market opportunities for the application of its certified detection technology. As a result of working with customers in the aviation security market, the Company discovered that its CTX Series EDS were able to locate illegal drugs and currency in addition to explosives. By expanding the software library to specifically include the characteristics of controlled substances, the Company has developed a prototype CTX Series system for drug detection. In October 1999 it entered into an agreement with the United States Customs Service to evaluate the use of a truck-mounted version of the Company's CTX 2500 system for drug detection.

     The Company believes that its leadership in high detection technology will be a competitive advantage as all these markets develop. See "-The InVision Technology Advantage"

     PURSUE STRATEGIC RELATIONSHIPS AND ACQUISITIONS. From time to time the Company reviews strategic relationship opportunities, including potential acquisitions, that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or otherwise offer growth opportunities. The Company believes that the CTX Series is suited to the integration of applications which are direct extensions of its strength in explosive detection technology. The Company acquired Quantum in September 1997 to gain access to QR technology, the application of which, when applied to the explosive detection field, either in a stand alone system or in combination with x-ray or CT, is still largely in the development stage, but offers increased ability to detect certain types of explosives and a lower false alarm rate and applications to products beyond the Company's traditional aviation security market such a landmine and concealed weapons detection. During 1999 the Company undertook discussion and negotiation of the acquisition of Inovec, a leading manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, and acquired the company in February 2000. See "-Growth Strategy - Leverage Technology Expertise to Enter New Markets - Wood Scanning" and " - Recent Developments."

     PRODUCT DEVELOPMENT

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development. InVision's ongoing development efforts are primarily focused on five areas: (a) new product development; (b) performance enhancements; (c) feature enhancements; (d) cost reduction; and (e) development of new applications.

     NEW PRODUCT DEVELOPMENT. To pursue its goal of offering a broader range of certified technology to reach a larger market, in 1999 the Company introduced both the CTX 9000 and the CTX 2500 which, together with the CTX 5500, provide certified levels of explosive detection at three different sizes, throughputs and price points. The Company developed these additional models to be able to offer products designed with the differing security needs and budgets of large and small airports throughout the world. The CTX 9000 represents a completely new system with improved detection, reduced false alarms, a factor of two higher throughput, and an improved design with respect to both gantry size and x-ray shielding which substantially improve integration of the unit into airport baggage handling systems. The CTX 2500, which is based on the CTX 5500 platform but with the standard x-ray prescanner replaced by a twisted image CT prescan, offers a certified level of detection but with a smaller footprint and lower throughput and price tag for airports with lower baggage volume, less space and smaller security budgets. The Company continued its commitment to the "family" approach later in the year by commencing participation in the FAA's Argus program, a four-phase competitive research and development program designed to develop a low-cost, automated explosive detection system to scan checked luggage in small airports which would be smaller and less expensive than the Company's CTX 2500 model. During Phase I of the program, InVision will develop an initial system design to meet the FAA's criteria for weight, size, and cost. The Company will compete to receive additional FAA grant awards for subsequent phases of the Argus program with five other firms that were also awarded Phase I funding. There can be no assurance that the FAA will continue to award Argus grants to the Company although the Company believes that its participation in Phase I and its long experience and leading position in the field of certified EDS place it in a good stead to receive additional grants under the further phases of the program.

     PERFORMANCE ENHANCEMENTS. The Company continues to work on reducing false alarms while maintaining throughput rates and certified detection capability and on increasing threat resolution capabilities. Both of these efforts are designed to reduce the time it takes operators to clear bags and thus increase the overall throughput of the system. With respect to false alarm reduction, the Company is looking to develop more intelligent algorithms that determine the presence of threats by looking at threat features not considered at present such as detonators and texture. To improve threat resolution, the Company is developing an advanced threat resolution protocol to enhance the ability of the operator by providing clear, easy to understand instructions on how to resolve threats. In addition the Company is exploring the use of additional sensors to aid the alarm resolution process prior to any operator controlled threat resolution step. These sensors could incorporate either QR technology developed by Quantum with its increased ability to detect certain types of explosives and its lower false alarm rate or other internal or external technologies.

     FEATURE ENHANCEMENTS. The Company is completing development of the threat image projection (a system of checking operator performance under actual operating conditions) and field data reporting modules for the CTX 9000 model. These projects have been requested by the FAA and will benefit other customers when completed.

     During 1999, the Company also developed a training console in response to concerns expressed by the FAA and other customers concerning the lack of convenient "on the scanner" training methods available for initial and recurrent training for CTX operators. The training console is a stand-alone unit which looks and acts like a CTX 5500 operator's console in that it displays real images from baggage with and without threats and allows the operator to clear bags just like a real console but does not have a system attached.

     COST REDUCTION. Decreasing the manufacturing costs of the CTX Series systems is an ongoing project which the Company turns to as each new CTX model moves beyond prototype and into manufacturing mode. Cost reduction of the CTX 5500 model and CTX 5500 upgrade kit which were introduced in late 1998 was completed in 1999, while cost reduction efforts for the CTX 9000 and CTX 2500 models, introduced in 1999, began during the year. Cost reduction of these systems is an important part of the Company's strategy to design EDS which are affordable to a broader cross-section of airlines and airports around the world.

     NEW APPLICATIONS.

     WOOD SCANNING; LANDMINE DETECTION; AND DRUG DETECTION. During 1999 the Company focused on the development of new applications for its CT and QR technologies outside of its traditional business of aviation security. The major efforts in this arena concentrated on developing applications for wood scanning, landmine detection and drug detection which are described elsewhere in this report. See "- Growth Strategy - Leverage Technology Expertise to Enter New Markets for Detection - Wood Scanning; Landmine Detection; Drug Detection" and "-Recent Developments."

     CONCEALED WEAPONS DETECTION. Quantum is developing a passive magnetic concealed weapons detection technology with the support of the National Institute of Justice (NIJ). This technology has the capability of real time detection and tracking of concealed weapons. It can be used to pinpoint the location of unexploded ordinances. Potential applications include law enforcement and facilities security, including schools, courthouses, banks and corporate headquarters.

     OTHER AVIATION SECURITY APPLICATIONS. The Company continues to believe that installations of advanced automated explosive detection systems at airports will lead to the adoption of this technology for additional aviation applications such as screening of carry-on baggage and trailer-mounted mobile units for inspections at remote locations, as well as for other security applications, including, the protection of government and private facilities, and the screening of mail. In 1999, Quantum received a $1.9 million grant from the FAA for additional research and development of Quantum's QR technology for aviation security applications. Quantum is using the grant to support development of hardware and software enhancements designed to improve the sensitivity of the technology and increase the range of applications. Also in the EDS field, Quantum is currently working to develop products that combine QR with other screening technologies. Combining the strengths of each technology, rather than pushing a single technology to its limit, produces high performance products with improved performance/cost ratios. For example, combining QR with dual-energy X-ray results in a system with the ability to detect a wider range of explosives than an X-ray alone, and with greater reliability. In addition, the system provides images to assist with threat resolution. Such products are in the early stages of development.

     At December 31, 1999 the Company had 113 full-time employees engaged in research and development and product development activities, and also was using the services of sixteen specialized contract employees and consultants in this area. See "-The InVision Technology Advantage," "-Competition" and "-Business Risks - No Assurance of Continued Certification; Risk of Certification of Competing Technologies; Risk of Changing Standards."

     During the years ended December 31, 1999, 1998 and 1997, respectively, the Company spent $11.2 million, $12.9 million and $10.7 million on research and development activities, of which $0.7 million, $3.6 million and $2.1 million, respectively, were funded by the FAA and other agencies under development contracts and grants. In order to fulfill the objectives of its growth strategy, the Company intends to continue to invest heavily in product development.

     CUSTOMERS

     In December 1996, as an extension of legislation enacted upon the recommendation of the Gore Commission, the Company received an order for 54 CTX 5000 systems from the FAA with the option to purchase up to 46 additional systems. The government subsequently exercised its option, choosing at that time to purchase the Company's improved CTX 5500 model which was then available, and then reopened the contract to add an additional five units bring the number of CTX Series units ordered to 105. In 1998 the FAA placed an additional order for 59 kits to upgrade all of its CTX 5000 units to CTX 5500 status (covering the 54 units ordered under the contract and four units delivered to the FAA under a prior research and development grant). Under the terms of the FAA contract, these systems and upgrade kits were installed during 1997, 1998 and 1999 at the United States' busiest airports. As of December 31, 1999, all of these systems were shipped representing total revenues of $98.3 million. In October 1999 the Company and the FAA entered into a new letter agreement covering the purchase by the FAA of up to 60 of the Company's CTX 9000 models with a potential value, including related services and accessories of up to $80 million. At the same time, the Company also received its first delivery order for systems and accessories with a value of $5.6 million. The FAA may cancel this contract at any time and for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contract. The $5.6 million order is being funded by a $100 million appropriation for the purchase of aviation security systems in the 2000 federal budget, which contains a $50 million allocation for purchase of certified EDS, accessories and other related costs. See "Industry Background - The Gore Commission," "- Recent Developments" and " - Business Risks - Dependence on Large Orders; Customer Concentrations; Lengthy Sales Cycle" and " - Business Risks - Public Agency Contract and Budget Considerations."

     In order to capitalize on the global opportunity for deployment of explosive detection technology for civil aviation, the Company has historically focused on three important markets: (i) installations at high profile U.S. airports, (ii) installations at new airports under construction worldwide and (iii) installations at international airports. Following the introduction during 1999 of the new CTX 9000 and CTX 2500 models, the Company revised its approach in the United States to focus its selling efforts on a broader range of airports. As of December 31, 1999, the Company had sold 187 CTX Series systems worldwide, including 105 to the FAA. For reasons of security, the FAA will not divulge the deployment schedule or locations of the systems at this time. Other airports where the Company's systems are deployed include major international airports in Belgium, England, France, Hong Kong, Israel, Malaysia, Spain, South Africa, The Netherlands and The Philippines.

     The Company's drug detection, wood scanning and QR products including landmine detection are still primarily in the prototype stage with the first order for two QSCAN advanced technology systems delivered to the FAA in 1998 for deployment in undisclosed locations and a new order in 1999 for a QSCAN system delivered to the U.S. Navy for deployment abroad.

     The Company believes that customer service and support are critical to its success and has committed significant resources to these functions. Accordingly, the Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. InVision's service organization includes customer service engineers, product application specialists, operator training engineers and technical support engineers. As of December 31, 1999, the Company had 50 individuals employed in customer service and support roles. InVision typically hires and trains its own support staff throughout the world rather than relying on third-party maintenance providers although a number of third party relationships exist outside the United States. In addition to providing generally a one year parts and service warranty, InVision offers fee-based primary and back-up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, where no new hardware is required, periodic software releases.

     The Company believes that operator qualification and training is as important to the explosives detection process as the CTX Series' automated detection process. In this regard, the Company has developed and provides in depth operator training and testing as a critical component of each sale and installation. In 1999 it began licensing its training materials to FAA approved customers for a nominal fee and developed a training console for sale to customers for initial and recurrent training at airports "on the scanner" without tying up a deployed CTX system. See "Business Risks-Limited Field Operations; Dependence on Operator Performance" and "-Product Development - New Product Development."

     SALES AND MARKETING

     The Company markets its products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 1999, the Company employed a total of 19 people in sales and marketing. In North America, the Company markets its CTX Series primarily through direct sales personnel, which as of December 31, 1999, consisted of four individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of December 31, 1999, the Company had three direct international sales personnel broadly covering Europe, Asia, the Middle East and Africa and additional authorized agents representing the Company in specific countries. For sales through its authorized agents and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms. During the fiscal years ended December 31, 1999, 1998 and 1997 international product and service revenues represented 18.0%, 33.7% and 43.0%, respectively, of the Company's product and service revenues. See "-Business Risks - International Business; Risk of Change in Foreign Regulations; Fluctuation in Exchange Rates."

     Support for the direct and indirect sales representatives includes assistance in designing customer configurations, including the use of computer modeling, educating customers on the system and technology and supporting the implementation and integration process. In addition, the Company provides its sales representatives with training, promotional literature, a multi-media presentation, videos and competitive analysis.

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

     BACKLOG

     The Company measures its backlog of product and services revenues as orders for systems and upgrades for which contracts or purchase orders have been signed, but which have not yet been shipped; and as orders for maintenance related to product support for which contracts have been signed, but maintenance service has not yet been performed.The Company includes in its backlog only those customer orders which are scheduled for delivery or performance within the next 18 months. The Company typically ships its products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At December 31, 1999, the Company's product and service revenues backlog was approximately $19.8 million. In the first quarter of 2000, the Company received orders valued at approximately $16.5 million from the FAA and an international customer for multiple CTX series systems, accessories and service.

     A majority of the Company's product backlog as of December 31, 1999 is expected to be shipped during the first half of 2000. Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, there can be no assurance that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

     The Company measures its backlog of government contracts as awards from government agencies which have been funded, but services have not yet been performed. At December 31, 1999, the Company's government contracts backlog was approximately $3.2 million. In the first quarter of 2000, the Company received additional awards from several government agencies of approximately $6.1 million.

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

     The Company generally purchases major contracted assemblies from single source suppliers in order to ensure high quality, prompt delivery and low cost. The Company reviews its single source procurements on a case by case basis, where feasible, and has qualified second sources for certain contracted assemblies. The Company purchases components, materials and electro-mechanical subsystems from single source suppliers pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers. Although to date the Company has not experienced any significant delays in obtaining any of its single source assemblies, there can be no assurance that the Company will not face shortages of one or more of these systems in the future. See "Business Risks - Dependence on Suppliers."

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

     COMPETITION

     The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products in the EDS market and as the Company develops additional capabilities and enhancements for the CTX Series and develops new applications for its certified technology. Historically, the principal competitors in the market for explosive detection systems have been the Company, PerkinElmer, Inc. Detection Systems Group (formed by the merger of Vivid Technologies, Inc., and EG&G Astrophysics), Heimann Systems GmbH, Thermedics Detection Inc., and Barringer Technologies Inc. Each of these competitors provides non-CT based EDS solutions and products for use in the inspection of checked luggage, although to date none of them offer a product certified by the FAA. The Company is aware of at least one other corporation competing in other markets that may enter the EDS market with a non-CT based product. Until recently, the Company has been the only competitor with a CT-based product. However, in November 1998 L-3 Communications Corporation, a spin-off of Lockheed Martin Corporation which had received substantial funding from the FAA for the design and development of a certified CT based EDS over a two-year period, entered the market with a EDS which passed the FAA certification test. Each of the Company's non-CT and CT based competitors may have substantially greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully with its competitors or with new entrants to the EDS market.

     In addition to EDS, the Company's products also compete against more manual methods of assuring the security of checked luggage such as "100% system-wide bag match," where passengers and bags are matched not only at flight origination but also in connection with layovers and connecting flights, and "directed trace and hand search," where a conventional x-ray system is used to identify suspicious bags which are then hand searched with the assistance of trace detection. These methods are extremely slow and labor intensive and impose inconveniences on the flying public which make them unpopular. Bag match is not an explosive detection system at all but rather an explosive deterrent system based on the assumption that a bomber does not want to commit suicide. Directed trace and hand search relies on scanning technology that is not currently able to identify all types of explosives even at the "suspicious" level and requires suitcases to be opened. The ability of these types of methods to compete with the Company's products depends on the local cost of labor, and the willingness of the airlines' customers to put up with the longer pre-flight check-in requirements necessary to implement these methods on a large scale and to accept the increased invasion of privacy that more frequent hand searches of luggage would entail.

      The Company believes that its ability to compete in the EDS market is based upon such factors as: product performance, functionality, quality and features; quality of customer support services, documentation and training; and the capability of the technology to appeal to broader applications beyond the inspection of checked baggage. Although the Company believes that the CTX Series is superior to its competitors' products in its explosive detection capability and accuracy, the CTX Series must also compete on the basis of price, throughput, the ability to handle all sizes of baggage, and the ease of integration into existing baggage handling systems. Certain of the Company's competitors may have an advantage over the Company's existing technology with respect to these factors. Currently, the CTX Series has a range of selling prices, depending upon model, accessories and features, in excess of $1.0 million for the Company's most expensive version, compared to substantially lower prices for systems offered by the Company's non-CT competitors; has a throughput rate of approximately 600 bags per hour
("bph") for the CTX 9000 (up to 400 bph for the CTX 5500 and 120 bph for the CTX 2500), compared to 1,000 bph by certain of the Company's non-CT competitors; has a gantry size which, in all models other than the CTX 9000, limits the ability of the unit to accept all sizes of baggage; and requires that the baggage remain still while being scanned, making it more challenging to integrate into the continuously moving baggage handling systems found in most airports. There can be no assurance that the Company will be successful in convincing potential customers that the CTX Series is superior to other systems given all of the necessary performance criteria, that new systems with comparable or greater performance, lower price and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for the Company's system. Further, there can be no assurance that the Company will be able to enhance the CTX Series to better compete on the basis of cost, throughput, accommodation of baggage size and ease of integration, or that the Company will otherwise be able to compete successfully with existing or new competitors. The failure of the Company to develop such enhancements or otherwise successfully compete in the EDS market for any of the above reasons would have a material adverse effect on the Company's business, financial condition or results of operations.

      INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      The Company's performance depends in part upon its proprietary technology. In the United States, InVision relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of the CTX Series and InVision's CT technology. There can be no assurance, however, that InVision could enforce such patents, trade secrets or copyrights. InVision has two United States patents for automatic concealed object detection systems using a pre-scan stage which expire in the years 2010 and 2011 (the "Patents") and has a patent application pending covering a number of new features contained in the CTX 9000 model. There can be no assurance that the Patents would be effective in preventing CT based competition, and, in fact have not prevented competition from the only other competitor with a certified EDS because such system does not use a pre-scan stage. In accordance with certain Federal Acquisition Regulations included in InVision's development contract, dated September 27, 1991, with the FAA (the "FAA R&D Contract"), the United States Government has rights to use certain of InVision's proprietary technology developed after the award of the FAA R&D Contract and funded by the FAA R&D Contract. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using InVision's CT technology. In the event that the U.S. Government were to exercise these rights, InVision's exclusivity in supplying the U.S. Government with CTX Series and explosive detection systems could be materially adversely affected.

      Outside the United States, the time period for filing foreign counterparts of the Patents has expired, and InVision did not seek or obtain patent protection (except to the extent of licenses held under patents owned by Imatron Inc. ("Imatron") and has relied to date primarily on software copyrights and trade secrets for the protection of its proprietary technology. The absence of foreign counterparts to the Patents could adversely affect InVision's ability to prevent a competitor from using technology similar to technology used in the CTX Series.

      InVision also holds an exclusive, worldwide, and fully-paid license from Imatron (obtained in connection with the formation of InVision) under Imatron's patents and know-how to develop, manufacture and sell (a) systems for the inspection of mail, freight, parcels and baggage, and (b) compact medical scanner products for military field applications based on a different type of CT technology than is currently incorporated in the Company's CTX Series. InVision, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully paid license under InVision's Patents or future patents and know-how to permit Imatron to utilize such technology in medical scanner products (other than compact medical scanner products for military field applications). In 1999, the parties amended the license to add wood scanning to InVision's field of use while reducing the term of the agreement from perpetual to ten years from the date of execution of the amendment. Imatron is a manufacturer of medical scanning systems and holds a portfolio of CT patents.

      In the United States, Quantum relies upon licenses, patents, copyrights and trade secrets held by Quantum for the protection of the proprietary elements of its QSCAN products, other QR development stage products, including landmine detection equipment, and its ability to obtain research and development contracts in the areas of electromagnetic sensing and detection. In connection with its QR technology, Quantum utilizes three key QR patents from the Naval Research Laboratory and has been granted a ten-year exclusive license, recently expanded to cover landmine detection applications and extended to 2009, to commercialize the technology. Additionally, Quantum has been granted several key patents, with additional patents pending, and has developed a significant amount of know-how in the magnetic sensing and detection areas. These patents and know-how enable field deployable security systems to be designed and cost-effectively manufactured. The intellectual property and proprietary rights held by Quantum are subject to the same risks and uncertainties as those held directly by InVision, as described above.

      The Company generally enters into confidentiality agreements with each of its employees, and on a case-by-case basis enters into similar agreements with distributors, customers, and potential customers. In addition, the Company limits access to distribution of its software, documentation and other proprietary information. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar, functionally equivalent or superior technology. See "Item 5. Legal Proceedings."

      Although the Company believes that its intellectual property rights are valuable, the Company also believes that because of the rapid pace of technological change in the industry, as well as factors such as innovative skills, technical expertise, the ability to adapt quickly to new technologies, and evolving customer requirements, product support, and customer relations are of greater competitive significance.

      RECENT DEVELOPMENTS

      FORMATION OF WOODVISION DIVISION; ACQUISITION OF INOVEC, INC. In
February 2000 the Company announced the formation of the WoodVision Division of the Company to develop its CT technology to optimize the value and yield of harvested timber. After two years of research and development and two successful field tests, one in the United States one in Europe, the Company determined that its CTX units and its detection software can be successfully modified to see inside a log before it is sawn and that a market for the product exists. To provide access to and experience with wood optimization and the forest products industry, especially in the areas of marketing and sales and software engineering, the Company purchased, also in February, Inovec, a leading manufacturer of advanced optimization equipment with over 600 laser scanners and other optimization equipment installed in over 300 sawmills worldwide. Inovec is based in Eugene, Oregon. The Company purchased Inovec for approximately $5 million in cash and stock payable over two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. Inovec's 1999 revenues were approximately $8 million.

      ADDITIONAL CTX ORDERS. In March 2000 the Company entered into a contract with the FAA to sell from two to 60 units of its CTX 5500 explosive detection systems. Also in March, the FAA definitized the letter agreement it had signed with the Company in October 1999 to purchase from four to 60 of its CTX 9000 systems. Under these contracts with a total potential value of $140 million over three years, the Company has to date received delivery orders for CTX 5500 and CTX 9000 systems with a total approximate value of $13.0 million. The Company will ship these systems and accessories to the FAA during the first two quarters of 2000. The FAA may cancel one or more of these contracts at any time and for any reason, in which case the FAA would only be obligated to pay for units delivered and to reimburse the Company for costs incurred and commitments made by the Company in order to fulfill the contracts. See "Industry Background - The Gore Commission" and " - Business Risks - Dependence on Large Orders; Customer Concentrations; Lengthy Sales Cycle" and " - Business Risks - Public Agency Contract and Budget Considerations." Also in the first quarter of 2000, the Company received an order from an international customer for multiple CTX 9000 systems with a value of $2.5 million.

      EMPLOYEES

      As of December 31, 1999, the Company directly employed 267 people, of whom 97 were primarily engaged in research and development activities, 63 in marketing and sales, customer support and field service, 56 in manufacturing, seven in quality and 44 in administration and finance. In addition, InVision utilized the services of 31 full-time consultants and temporary employees in 1999. Management believes that the Company's relationship with its employees is good.

      EXECUTIVE OFFICERS

      The following sets forth certain information regarding the Company's executive officers:

      NAME                     AGE     POSITION

      Dr. Sergio Magistri      47      President and Chief Executive Officer,
                                       Director
      Tim Black                51      Senior Vice President and Chief Operating
                                       Officer
      Alfred V. Larrenaga      52      Senior Vice President and Chief Financial
                                       Officer
      David M. Pillor          45      Senior Vice President, Sales and
                                       Marketing, Director

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

      TIM BLACK has served as Senior Vice President and Chief Operating
Officer since November 1998. From January 1995 until he joined InVision, Mr. Black was first Deputy General Manager and later General Manager and a director in the Tactical Systems Division of the Systems Integration Group at TRW Inc. ("TRW"), which develops, manufactures and markets military reconnaissance systems. From 1975 until January 1995, he held a variety of management positions at ESL Inc. ("ESL"), a subsidiary of TRW, most recently as Vice President of the Surveillance Systems Division from July 1994 to January 1995. Before it was merged into TRW, this division of ESL was also engaged in the military reconnaissance business. Mr. Black holds a degree in Materials Engineering, and a Masters of Science degree in Cybernetic Systems from San Jose State University.

      ALFRED V. LARRENAGA has served as Senior Vice President and Chief Financial Officer since June 1999. Prior to joining InVision, Mr. Larrenaga served as Executive Vice President and CFO of Integrated Packaging Assembly Corporation, an independent semiconductor packaging foundry. From 1988 to 1996, Mr. Larrenaga was Senior Vice President, CFO and Secretary of Southwall Technologies Inc., a manufacturer of thin film materials. Prior to that, Mr. Larrenaga served as Vice President and CFO of Asyst Technologies Inc., a manufacturer of equipment for the semiconductor industry, and was Controller of the Farinon Division of Harris Corporation. He is a Certified Public Accountant and holds a bachelor's degree in accounting from Santa Clara University.

      DAVID M. PILLOR joined InVision in July 1994 as Vice President, Sales and Marketing, has served as Senior Vice President, Sales and Marketing since November 1995 and as a director since 1999. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a Bachelor of Science degree in Chemistry from the University of Maryland.

      BUSINESS RISKS

      IN ADDITION TO THE RISKS SET FORTH IN "COMPETITION," "INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS" AND THE OTHER PORTIONS OF THIS "ITEM 1. BUSINESS," AN INVESTMENT IN THE COMPANY HAS THESE ADDITIONAL RISKS:

      HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of December 31, 1999, the Company had an accumulated deficit of approximately $9.2 million. Although the Company has been profitable on an annual basis the past three years, profitability in 1999 was below that of the prior two years and there can be no assurance that the Company will maintain profitability. The Company experienced losses in each of the last two quarters of 1999. See
"Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources."

      SINGLE PRODUCT LINE; UNCERTAINTY OF MARKET ACCEPTANCE. The CTX Series currently is the only product line offered by the Company and the Company derives substantially all of its revenues from the sale of CTX Series units for installations in airports. The Company's orders to date have been received from a limited number of customers and the substantial majority of these have been from a single customer, the FAA. The commercial success of the CTX Series and its successors in the field of aviation security, will depend upon its acceptance by domestic and international airports, government agencies and airlines as a useful and cost-effective alternative to less expensive, higher throughput competing products employing different technologies. The large capital commitment required to purchase units in the CTX Series (sold at various prices depending upon model, accessories and features but in excess of $1 million for the Company's most expensive version) may limit the marketability of the CTX Series. In addition, the Company's failure to compete successfully with respect to throughput, the ability to scan all sizes of baggage, the ease of integration of the CTX Series into existing baggage handling systems and other factors could delay, limit or prevent market acceptance of the CTX Series and its successors. Moreover, the market for EDS technology is largely undeveloped, and the Company believes that the overall demand for EDS technology may vary significantly depending upon public perception of the risk of terrorist attacks. There can be no assurance that the public will always perceive the threat of terrorist bombings to be substantial or that the airline industry and governmental agencies will actively pursue EDS technology. As a result, there can be no assurance the Company will be able to increase market penetration, revenue growth or regain and maintain profitability. While the Company has taken steps to diversify its product line and expand beyond aviation into new applications, there can be no assurance that such new products or new applications will lead to additional profitability and may in the short term increase expenses as the Company invests for the future. See " - Growth Strategy," "Competition" and "Industry Background."

      FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX Series by InVision or introduction of new products by it or its competitors; changes in pricing policies by InVision, its competitors or suppliers, including possible decreases in average selling prices of the CTX Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers; market acceptance of enhanced versions of the CTX Series and its successors; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors. This failure to meet market expectation has in the past and may again in the future result in a decline in the trading price of the Common Stock.

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

      DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. During the year ended December 31, 1999, approximately $43.2 million, or 90.8%, of the Company's product and service revenues were generated from sales to the Company's five largest customers. During the year ended December 31, 1998, revenues from the Company's five largest customers were approximately $53.0 million, or 83.7%, of the Company's product and service revenues. During the year ended December 31, 1997, revenues from the Company's five largest customers were approximately $50.2 million, or 80.9%, of the Company's revenues. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA. Although the FAA has signed two contracts with the Company (both in March
2000) to purchase up to 60 of each of the Company's CTX 5500 and CTX 9000 systems, there can be no assurance that the FAA will obtain funding to purchase or will purchase more than the four CTX 9000 systems and eight CTX 5500 systems for which the Company has received orders to date. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the Common Stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition or results of operations. See "Industry Background - The Gore Commission."

      The Company's revenues depend in significant part upon the decision of a government agency or airport to upgrade and expand existing facilities, alter workflows and hire additional technical expertise in addition to procuring the CTX Series, all of which involve a significant capital commitment as well as significant future support costs. The sales cycle of the CTX Series is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture the CTX Series and install and assimilate the CTX Series. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of the CTX Series as the customer site is prepared and the CTX Series is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue. See "Fluctuations in Operating Results" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

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

      LIMITED FIELD OPERATIONS; DEPENDENCE ON OPERATOR PERFORMANCE. As of December 31, 1999, 187 CTX Series systems had been shipped to 52 airports in 17 countries around the world. A majority of these units were installed since January 1997, and many of the Company's customers have only limited experience with the operation of the CTX Series in high-volume airport operations. Many of the factors necessary to make the overall baggage scanning system a success, such as the CTX Series' integration with the baggage handling system, ongoing system maintenance and the performance of operators, are beyond the control of the Company. In particular, once the CTX identifies a threat, the operator must make a determination whether the threat is actual or a false alarm and, therefore, whether or not to allow the bag to continue onto the aircraft. Unsatisfactory performance of operators can lead to reduced efficacy of the CTX Series. The failure of the CTX Series to perform successfully in deployments, whether due to the limited experience of the Company's customers with the CTX Series, operator error or any other reason, may have an adverse effect on the market's perception of the efficacy of the CTX Series, which in turn could have a material adverse effect on the Company's business, financial condition or results of operations.

      MANAGEMENT OF GROWTH. As a result of the FAA's initial order of 54 CTX 5000 systems, the Company substantially increased its rate of manufacture of the CTX 5000 in 1997, which placed significant demands on the Company's management, working capital and financial and management control systems The continued success of the increase in production capability will depend in part upon the Company's ability to continue to improve and expand its engineering and technical resources and to attract, retain and motivate key personnel. The failure of the Company to maintain such production capability or to increase its revenues sufficiently to compensate for the increase in operating expenses resulting from the past or any future expansion would have a material adverse effect on the Company's business, financial condition or results of operations. To accommodate the increase in the manufacturing rate, the Company entered into a lease in 1997 for a new, substantially larger, manufacturing facility. The operation of this new facility also requires the Company to incur substantially larger fixed costs than it has experienced in the past. Failure of the FAA to maintain an order rate sufficient to fully utilize this new manufacturing facility each could have a material adverse effect on the Company's business, financial condition or results of operations. See "Industry Background - The Gore Commission," "Manufacturing" and "Item 2. Properties."

      RISK OF CERTIFICATION OF COMPETING TECHNOLOGIES; NO ASSURANCE OF
CONTINUED CERTIFICATION; RISK OF CHANGING STANDARDS. There currently is no requirement that U.S. airlines or airports (or international airlines or airports) deploy FAA-certified explosive detection systems or that U.S. airlines or airports (or most international airlines or airports) deploy explosive detection systems at all. However, the FAA has the responsibility for setting and maintaining performance standards for explosive detection systems for all U.S. airlines, both in the United States and abroad. While CT based EDS are the only systems to meet the FAA Final Criteria for Certification of EDS, published in September 1993, the CT based systems of the Company and its competitor are slower and more expensive than systems based on conventional and dual energy x-ray technology. Should development of competitive systems based on dual energy or other non-CT technology progress to the point where one or more such systems become certified or should the FAA certification standards be lowered, the result will be the entry into the market of lower priced, higher throughput explosive detection systems and the Company would lose a significant competitive advantage. Under such circumstances, there can be no assurance that the Company's products would be able to compete successfully with these systems. Accordingly, the certification by the FAA of any competing EDS could have a material adverse effect on the Company's business, financial condition or results of operations. Conversely, should the FAA increase its certification standards, there can be no assurance that the CTX Series would meet such standards. See "Industry Background." The Company intends to continue to modify the CTX Series in an effort to make throughput enhancements, cost reductions and other modifications to the CTX Series based upon the availability of adequate funds. Any such modifications or updated versions of the CTX Series may require FAA approval in order to retain certification or may require re-certification. There can be no assurance that any such modifications will be approved or, if required, certified by the FAA, and the failure to gain approval or certification for such products could have a material adverse effect on the Company's business, financial condition or results of operations. In addition the Company plans to continue to develop new models for its family of CTX Series systems, including through its current participation in the FAA's Argus program. However, there can be no assurance that any such new product, including the Argus system, if completed, will be approved or, if required, certified by the FAA, and the failure to gain approval or certification for such product could have a material adverse effect on the Company's business, financial condition or results of operations.
See "-Product Development- Development of New Products."

      COMPETITION FOR FAA GRANTS. The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. Through December 31, 1999, the Company had received $19.4 million from FAA grants and contracts, and expects to receive additional funding in 2000. The Company is also aware that certain other competitors in the EDS market have received FAA development grants, including a grant of approximately $8.5 million in January 1996 to its only CT based competitor. There can be no assurance that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds. Failure by the FAA to continue to sponsor the Company's technology could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, any future grants to the Company's competitors may improve such competitors' ability to develop and market high detection EDS technology and cause the Company's customers to delay any purchase decisions, which could have a material adverse effect on the Company's ability to market the CTX Series and on the Company's business, financial condition or results of operations. See "-Product Development."

      DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company in the past has received, and from time to time in the future may receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. There can be no assurance that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company. If the Company's product is found to infringe a patent, a court may grant an injunction to prevent making, selling or using the product in the applicable country. Protracted litigation may be necessary to defend the Company against alleged infringement of others' rights. Irrespective of the validity or success of such claims, defense of such claims could result in significant costs to the Company and the diversion of time and effort by management, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities (including treble damages in certain circumstances), or prevent the Company from selling its products. If infringement claims are asserted against the Company, the Company may seek to obtain a license of such third party's intellectual property rights, which may not be available under reasonable terms or at all. In addition, litigation may be necessary to enforce patents issued to or licensed exclusively to the Company and to protect trade secrets or know-how owned or licensed by the Company and, whether or not the Company is successful in defending such intellectual property, the Company could incur significant costs and divert considerable management and key technician time and effort with respect to the prosecution of such litigation, either of which by itself could have a material adverse effect on the business, financial condition or results of operations of the Company. See "-Intellectual Property and Proprietary Rights."

      INTERNATIONAL BUSINESS; RISK OF CHANGE IN FOREIGN REGULATIONS;
FLUCTUATION IN EXCHANGE RATES. The Company markets its products to customers outside of the United States and, accordingly, is exposed to the risks of international business operations, including unexpected changes in regulatory requirements, changes in foreign control legislation, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluation, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, and potentially negative tax consequences. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable. The Company is also subject to risks associated with regulations relating to the import and export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products in the future will be implemented by the United States or any other country. In particular, export of the Company's landmine detection equipment currently in the prototype stage, which under the U.S. Department of State regulations is deemed a regulated military device subject to export restrictions, may be difficult or limited to a small number of countries, even for purposes of demonstration and further data collection and development. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

      PRODUCT LIABILITY RISKS; RISK OF FAILURE TO DETECT EXPLOSIVES; AVAILABILITY OF INSURANCE. The Company's business exposes it to potential product liability risks, which are inherent in the manufacturing and sale of explosive detection systems. There are many factors beyond the control of the Company that could lead to liability claims, such as the reliability of the customer's operators, the training of the operators after the initial installation and training period, and the maintenance of the units by the customers. For these and other reasons, including software and hardware limitations and malfunctions of the CTX Series, there can be no assurance that the systems will detect all explosives hidden in the luggage scanned. The Company does not believe that it would be liable for any such claims, but the cost of defending any such claims would be significant and any adverse determination may be in excess of the Company's insurance coverage. Moreover, the failure of the CTX Series to detect an explosive would also result in negative publicity which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. Many of the Company's customers require the Company to maintain insurance at certain levels. The Company currently has product liability insurance in the amount of $150 million. There can be no assurance that additional insurance coverage, if required by customers or otherwise, could be obtained on acceptable terms, if at all.

      UNCERTAINTY OF PRODUCT DEVELOPMENT. The Company's success will depend upon its ability to enhance its existing products, and to develop new products and new applications to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, there can be no assurance that the Company will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. In addition, if new products and new applications are successfully introduced, there can be no assurance that the Company will be able to expand quickly enough to meet market demand or that new competitors will not enter the market.

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

      CONCENTRATION OF OWNERSHIP; CONTROL BY MANAGEMENT. As of December 31, 1999, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), held approximately 20% of the Company's Common Stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially owned approximately 14% of the outstanding Common Stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of December 31, 1999. Consequently, HARAX together with the Company's directors and executive officers, acting in concert, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporate actions requiring stockholder approval. In addition, HARAX, acting alone, will have the power to significantly affect matters relating to the Company's affairs and business.

      ANTI-TAKEOVER PROVISIONS. The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

      YEAR 2000 COMPLIANCE.

      DEFINITION. The Year 2000 issue arose as the result of a common computer programming convention that represents years in two digits (e.g. "99" for "1999"). Widespread concern was expressed that, beginning in the year 2000, these date code fields might need to accept four digit entries to distinguish 21st century dates from 20th century dates. After the millennium date change occurred, these date sensitive systems and products might recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 might result in system failure or cause systems to process critical operational or financial information incorrectly.

      Since the market for explosive detection systems certified by the FAA is the Company's largest market and the FAA is the Company's largest customer, the Company the company reacted to this concern by determining to apply the FAA definition of Year 2000 compliance as stated in the FAA's Year 2000 Certificate of Compliance to all of its products and operations:

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

      METHODOLOGY: ACHIEVING YEAR 2000 READINESS. In 1997, the Company began Year 2000 product assessment and planning to identify and remedy any potential compliance issues regarding product operation. In December 1998, the Company instituted a more comprehensive Year 2000 project designed to identify and assess the risks associated with its operations and infrastructure, information systems, suppliers and customers that were not Year 2000 compliant, and to develop, implement, and test, resolution and contingency plans to mitigate these risks. The project, which was completed in

1999, was comprised of four phases: (1) identification of risks; (2) assessment of risks; (3) development of resolution and contingency plans; and
(4) implementation and testing.

      RESULTS OF THE COMPANY'S YEAR 2000 READINESS PROGRAM

      PRODUCTS. All of the Company's products were reviewed for Year 2000 issues and non-compliant products were upgraded to compliance before December 31, 1999. Products sold or offered for sale to the FAA (the CTX 5500, CTX 9000 and the CTX 2500) were officially certified as compliant by the FAA by applying the Year 2000 compliance definition as stated in the FAA Year 2000 (Y2K) Repair Process and Standards Handbook, as managed by a third-party contracted by the FAA. The Year 2000 upgrade for the Company's other product (the CTX 5000) was also designed to meet the FAA Year 2000 compliance definition and the Company successfully conducted its own tests using a test plan similar to the one used by the FAA in certifying the compliance of the other models. Following these efforts, which were completed before the end of 1999, no problems of any type related to Year 2000 issues have been experienced by any of the Company's installed products through the date of filing of this report.

      COMPANY INFRASTRUCTURE. With respect to the Company's internal computerized systems in its manufacturing, field service, engineering, human resources, information, facilities and financial and administrative areas, the Company completed all phases of its Year 2000 project including the finalization of contingency plans for all systems determined to be critical to the Company's mission. As a result of its review, the Company did not identify any Year 2000 problems relating to systems operated by the Company which were not resolved and, in fact, the Company's internal computerized systems have experienced no Year 2000 problems through the date of filing of this report.

      SUPPLIERS AND CUSTOMERS. Substantially all of the Company's current suppliers of products and services completed a questionnaire regarding their readiness for the Year 2000. Based on the Company's review of the responses received, no significant problems were identified. Where the information provided was not subject to verification by internal testing, the Company identified those suppliers and customers whose products or services are mission critical and focussed its efforts on the development of contingency plans. No Year 2000 problems have been experienced with suppliers or customers through the date of filing of this report.

      COSTS OF COMPLIANCE. The Company's costs of compliance with respect to both its products and its infrastructure, including third party suppliers, and the cost of contingency plans were $285,000 through December 31, 1999. No significant additional costs are anticipated to be incurred in connection with this project which is now concluded.

ITEM 2.   PROPERTIES

      The Company's principal corporate office and manufacturing facility is located in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. Approximately 16,000 square feet is subleased to a tenant under an agreement which expires March 31, 2001. InVision relocated to this new facility in October 1997. Management believes that the new facility will be sufficient to satisfy InVision's administrative and manufacturing needs for the foreseeable future.

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

      This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings. The stay remained in effect until February 19, 2000. The Company is currently awaiting a response from Vivid to its discovery requests propounded prior to the initial stay. Management believes it has defenses to all the allegations contained in the complaint. In addition, it believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                  PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

COMMON STOCK MARKET PRICE:

    QUARTER ENDED 1999                    March 31             June 30          September 30        December 31
    ------------------                    --------             -------          ------------        -----------

    High                               $     6  7/8          $    6  7/16      $     5  3/8          $   5  3/8
    Low                                $     4  3/4          $    4  3/8       $     3  3/8          $   3  5/16

    QUARTER ENDED 1998                    March 31             June 30          September 30        December 31
    ------------------                    --------             -------          ------------        -----------

    High                               $     11  7/16        $    9 15/16      $     8  9/16         $    7  9/16
    Low                                $      6  5/8         $    7  3/8       $     5  3/4          $    3 13/16


      On March 28, 2000, the closing price of the Company's Common Stock on the Nasdaq National Market was $7.00 per share. On March 14, 2000, there were approximately 321 stockholders of record of the Company's Common Stock.

      In May 1998, the Board of Directors of the Company adopted a stock repurchase program, in which management of the Company is authorized to repurchase up to 500,000 shares of the Company's Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. As of December 31, 1999, the Company had repurchased approximately 200,500 shares of its Common Stock. The Company has not repurchased any shares since December 1999 and there can be no assurance that all of such shares will ultimately be repurchased by the Company.

    DIVIDENDS

      The Company has never declared or paid cash dividends on its Common
Stock and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations. In addition, the Company's bank credit facility prohibits the payment of dividends without the lender's consent.

    RECENT SALES OF UNREGISTERED SECURITIES

      From January 1, 1998 through December 31, 1999, the Company neither sold nor issued any unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth for the periods and the dates indicated certain consolidated financial data, which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. In September 1997, InVision acquired Quantum in a stock-for-stock transaction accounted for as a pooling of interests; accordingly, all prior periods have been restated to include Quantum's results. Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of revenues associated with Quantum's contracts to conform to the 1999 presentation.

                                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                          1999            1998             1997            1996            1995
                                                          ----            ----             ----            ----            ----
                                                                          (In thousands, except per share data)
OPERATIONS
Revenues:
 Product and service revenue                              $47,742         $63,284         $56,427          $15,841         $ 9,066
 Government contract revenue                               10,694           7,210           5,533            3,444           2,743
                                                          -------         -------         -------          -------          ------
  Total revenues                                           58,436          70,494          61,960           19,285          11,809
                                                          -------         -------         -------          -------          ------
Cost of revenues:
 Product and service costs                                 28,564          34,946          28,027            9,736           6,777
 Government contract costs                                  7,739           5,223           4,273            2,836           2,486
                                                          -------         -------         -------          -------          ------
  Total cost of revenues                                   36,303          40,169          32,300           12,572           9,263
                                                          -------         -------         -------          -------          ------
 Gross profit                                              22,133          30,325          29,660            6,713           2,546
                                                          -------         -------         -------          -------          ------
Operating expenses
 Research and development (a)                              10,443           8,498           8,635            3,409           2,504
 Selling, general and administrative                       11,767          12,997          12,323            7,568           4,489
 Acquisition costs                                              -               -             685                -               -
                                                          -------         -------         -------          -------          ------
  Total operating expenses                                 22,210          21,495          21,643           10,977           6,993
                                                          -------         -------         -------          -------          ------
Income (loss) from operations (b)                             (77)          8,830           8,017           (4,264)         (4,447)
Interest expense                                             (227)           (390)           (428)          (1,599)(c)        (482)
Interest and other income, net                                754             697             242              187              34
                                                          -------         -------         -------          -------          ------
Income (loss) before provision for income taxes               450           9,137           7,831           (5,676)         (4,895)
Provision for income taxes                                     67           1,096           1,192                -               -
                                                          -------         -------         -------          -------          ------
Net income (loss)                                         $   383         $ 8,041         $ 6,639          $(5,676)        $(4,895)
                                                          =======         =======         =======          =======          =======
Net income (loss) per share:
 Basic                                                    $  0.03         $  0.67         $  0.60          $ (0.90)        $(19.98)
                                                          =======         =======         =======          =======          =======
 Diluted                                                  $  0.03         $  0.63         $  0.55          $ (0.90)        $(19.98)
                                                          =======         =======         =======          =======          =======
Weighted average shares outstanding:
 Basic                                                     12,133          12,046          11,141            6,338             245
 Diluted                                                   12,751          12,827          12,166            6,338             245


                                                                                      DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                           1999            1998            1997              1996            1995
                                                         -------         -------         -------          -------          ------
                                                                                      (In thousands)
FINANCIAL POSITION
  Cash, cash equivalents and short-term investments      $24,169         $12,457         $19,190          $ 2,471         $ 3,715
  Working capital (deficit)                              $40,913         $38,911         $31,806          $ 6,875         $(2,785)
  Total assets                                           $62,987         $63,486         $57,251          $16,949         $ 9,863
  Long-term obligations                                  $ 1,181         $ 1,565         $ 1,336          $   144         $    95
  Total stockholders' equity (deficit)                   $47,485         $46,830         $38,816          $ 8,875         $(1,619)


------------------------------
(a) Net of amounts reimbursed under research and development contracts and grants with governmental agencies of $0.7 million, $3.6 million, $2.1 million, $1.5 million and $0.4 million during 1999, 1998, 1997, 1996, and 1995 respectively. See Note 5 to the Consolidated Financial Statements.

(b) The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $68,000, $68,000, $425,000, $489,000 and $362,000 in 1999, 1998, 1997, 1996 and 1995, respectively. See
     Note 8 to the Consolidated Financial Statements.

(c) The Company recorded a noncash charge resulting from amortization of a discount in connection with Warrants in the amount of $1.3 million in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDER FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, FLUCTUATIONS IN THE AMOUNT OF GOVERNMENT FUNDING OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES, AND CERTIFICATION OF CERTAIN OF THESE PRODUCTS, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS' AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF.

     OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems ("EDS") for civil aviation security, for log scanning for the wood products industry and for drug detection applications. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its smaller and lighter CTX 2500 system. In addition to these products, the Company has other products in development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only explosive detection systems certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. In April 1999, the CTX 9000 system successfully completed FAA certification and the Company sold its first CTX 9000 system in the third quarter of 1999. Additionally, in September 1999 the CTX 2500 system successfully completed FAA certification and the Company is already seeing interest for this product from both existing and potential customers. Since its first CTX sale in 1995 through December 31, 1999, the Company has received orders for a total of 196 CTX systems, of which a total of 187 had been shipped. In October 1999, the Company received a letter contract of $2.8 million with a potential value of more than $80 million over three years from the FAA for CTX 9000 systems and accessories. For the years ended December 31, 1999, 1998 and 1997, the Company had CTX product and service revenues of $47.6 million, $63.3 million, and $56.4 million, respectively, and as of December 31, 1999 the Company had in backlog CTX equipment orders and service agreements of approximately $19.8 million. In January 2000, the Company received an order valued at approximately $2.5 million from an international customer for multiple CTX 9000 systems, accessories and service.

     InVision's wholly-owned subsidiary, Quantum Magnetics, Inc.
("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, and detection of concealed weapons and landmines. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. In the third quarter of 1999, Quantum sold its first QScan 160 EDS to the United States Navy for mail and other parcel screening applications at an international location. In 1997, Quantum began the development of a sophisticated prototype system, which combines QR explosives detection with metal detection, and is thus capable of detecting both plastic-cased and metal-cased landmines. In the fourth quarter of 1999, the unique capabilities of this landmine detection system were successfully demonstrated in a series of Department of Defense-sponsored, blind field tests carried out at Fort Leonard Wood, Missouri. Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of revenues associated with Quantum's contracts to conform to the 1999 presentation. For the years ended December 31, 1999, 1998 and 1997, the Company had government contract revenues related to Quantum of $10.7 million, $7.2 million and $5.5 million, respectively, and as of December 31, 1999, the Company had in backlog Quantum government contracts of $3.2 million. In the first quarter of 2000, Quantum received additional awards from several government agencies of $6.1 million, including $3.2 million related to landmine detection and $2.3 million related to EDS.

     In February 2000, the Company created WoodVision, a new division formed to develop its CT technology to optimize the lumber value and yield of harvested timber. Additionally, in February 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry for $5.2 million in cash and stock payable over the next two years, and potentially an additional $1.4 million in cash and stock payable over the next two years based on the achievement of certain performance milestones. The transaction has been accounted for as a purchase effective January 1, 2000.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX systems as well as the development of new products. At December 31, 1999, the Company had 113 full-time employees engaged in research and development activities while also using the services of 16 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies under research and development contracts and grants. For the years ended December 31, 1999, 1998 and 1997, the Company spent $11.2, $12.9 million, and $10.7 million, respectively, on research and development activities. Of these amounts, $0.7 million, $3.6 million, and $2.1 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future, research and development expenses borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As of December 31, 1999, the Company had in backlog research and development contracts and grants of approximately $0.8 million.

     The Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the years ended December 31, 1999, 1998, and 1997, $37.1 million, $37.9 million and $32.1 million of the Company's product and service revenues, were generated from sales to the Company's largest customer, the FAA, representing 77.8%, 59.9%, and 56.9% of the Company's product and service revenues, respectively. There were no other significant customers who accounted for more than 10% of the Company's product and service revenues in 1999, 1998 and 1997.

     The Company's government contract revenue has historically been derived from funding provided by various U.S. government agencies. For the years ended December 31, 1999, 1998 and 1997, $6.1 million, $2.2 million and $1.2 million of the Company's government contract revenues were associated with funding from the Defense Advanced Research Projects Agency ("DARPA"), primarily for landmine detection, representing 57.4%, 30.8% and 22.0% of the Company's government contract revenues, respectively. Additionally, in 1999, 1998 and 1997, $1.8 million, $2.4 million and $1.4 million related to funding from the FAA for EDS research and development, representing 17.1%, 32.6% and 25.9% of the Company's government contract revenues, respectively. The remaining revenue was related to contract work for other government agencies and private entities, none of which individually accounted for more than 10% of the Company's government contract revenues in 1999, 1998 and 1997.

     The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products and services primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the years ended December 31, 1999, 1998 and 1997, international sales represented 18.0%, 33.7%, and 43.0%, respectively, of the Company's product and service revenues.

     The sales cycle of the Company's CTX product line is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and assimilate the product. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's systems and the execution of a contract. Another three months to a year may elapse prior to shipment of product as the customer site is prepared and the system is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

     The Company recognizes product revenue on shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training, and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Systems typically carry a one-year warranty.

     The Company's government contract revenue is substantially derived from Quantum activities performed under U.S.

government contracts. These contracts are typically in the form of cost-plus-fixed-fee ("CPFF") or firm-fixed-price ("FFP") awards. The Company recognizes revenue on these contracts using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion.

     RESULTS OF OPERATIONS

     The following table sets forth certain income and expenditure items from the Company's consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

INVISION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(PERCENTAGE OF REVENUES)

                                                             YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                    1999           1998           1997
                                                   ------         ------         ------
Revenues:
  Product and service revenue                        81.7  %        89.8  %        91.1  %
  Government contract revenue                        18.3           10.2            8.9
                                                   ------         ------         ------
    Total revenues                                  100.0          100.0          100.0
                                                   ------         ------         ------
Cost of revenues:
  Product and service costs                          48.9           49.6           45.2
  Government contract costs                          13.2            7.4            6.9
                                                   ------         ------         ------
    Total cost of revenues                           62.1           57.0           52.1
                                                   ------         ------         ------
Gross profit                                         37.9           43.0           47.9
                                                   ------         ------         ------
Operating expenses:
  Research and development                           17.9           12.1           13.9
  Selling, general and administrative                20.1           18.4           19.9
  Acquisition costs                                     -              -            1.1
                                                   ------         ------         ------
    Total operating expenses                         38.0           30.5           34.9
                                                   ------         ------         ------
Income (loss) from operations                        (0.1)          12.5           13.0
Interest expense                                     (0.4)          (0.6)          (0.7)
Interest and other income, net                        1.3            1.0            0.4
                                                   ------         ------         ------
Income before provision for income taxes              0.8           12.9           12.7
Provision for income taxes                            0.1            1.6            1.9
                                                   ------         ------         ------
Net income                                            0.7  %        11.3  %        10.8 %
                                                   ======         ======         ======

COMPARISON OF FISCAL YEARS 1999 AND 1998

     REVENUES. The Company's revenues are comprised of product and service revenues, which include sales of the CTX systems, accessories, installation and configuration, and maintenance related to product support; and government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetics technologies with government agencies and private entities.

     Product and service revenues were $47.7 million in 1999, a decrease of 24.6% from the $63.3 million in 1998. This decrease was primarily attributable to fewer systems shipped in 1999 compared to the prior year, partially offset by increased service contract revenues primarily due to the commencement of support and maintenance agreements for systems whose warranty periods expired during the year. The Company shipped 41 systems (36 CTX 5500 and 5 CTX 9000) in 1999 compared to 62 CTX 5500 systems in 1998. The Company typically ships against a backlog of orders for its products. As of December 31, 1999, the Company had in backlog equipment orders and service agreements of approximately $19.8 million.

     Government contract revenues were $10.7 million in 1999, an increase of 48.3% from the $7.2 million in 1998. This increase was primarily attributable to accelerated activities related to landmine detection technologies in 1999. As of December 31, 1999, the Company had in backlog government contract revenue of approximately $3.2 million.

     GROSS PROFIT. Cost of product and service revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period, the Company's gross profit for product and services may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit for product and services was $19.2 million in 1999 compared to $28.3 million in 1998. Gross margins were 40.2% and 44.8%, respectively. The decrease in gross margins was primarily the result of lower margins on the sale of the CTX 9000 systems, which were made up of higher per unit costs related to the start-up of the initial production process.

      Cost of government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $3.0 million in 1999 compared to $2.0 million in 1998. Gross margins were 27.6% in 1999 and 1998. The increase in gross profit is primarily due to the increased level of work on funded landmine detection technologies.

     RESEARCH AND DEVELOPMENT. Research and development expenditures consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies under research and development contracts and grants. These services are primarily provided on a cost basis.

     Net research and development expenses were $10.4 million in the year ended December 31, 1999. Net research and development expenses would have been $9.3 million in 1998 without the capitalization of software development costs of $0.8 million in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer
Software to be Sold, Leased, or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. Software development costs qualifying for capitalization were insignificant in 1999. In the third quarter of 1999, the Company began amortizing the capitalized software development costs using the straight-line method over the forecasted units of production. Gross research and development expenses were $11.2 million in 1999, a decrease of 13.4% from the $12.9 million in 1998, before considering the impact of software capitalization. Of these amounts, $0.7 million and $3.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies. As a percentage of total revenues, net research and development expenditures were 17.9% in 1999 compared to 12.1% in 1998. The increase of net research and development costs as a percentage of revenues was primarily the result of lower revenues in 1999 compared to the prior year. The decrease in gross research and development expenditures in absolute dollars was primarily due to the completion of two significant development products in early 1999, specifically the development of the CTX 9000 and QScan 160, of which the Company made its first sale of these products in 1999. As of December 31, 1999, the Company had in backlog research and development contracts and grants of $0.8 million. To the extent that research and development contracts and grants receipts decline in the future and research and development expenditures borne by the Company increase, the Company's results of operations would be adversely impacted.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses were $11.8 million in 1999, a decrease of 9.5% from the $13.0 million in 1998. As a percentage of total revenues, selling, general and administrative expenses were 20.1% and 18.4% in 1999 and 1998, respectively. The increase in selling, general and administrative expenses as a percentage of revenues was primarily the result of lower revenues in 1999 compared to the prior year. The decrease in selling, general and administrative expenses in absolute dollars was primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans and lower revenues in 1999 and continued efforts to reduce selling and administrative expenses during the year.

     INTEREST EXPENSE. Interest expense decreased to $227,000 in 1999 from $390,000 in 1998. Interest expense in 1999 and 1998 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases. The decrease was primarily due to payments made on term loans and capital lease obligations and no new significant financing in 1999.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $754,000 in 1999 from $697,000 in 1998. The 1999 amount consists primarily of interest income on short-term investments and interest bearing cash accounts of $813,000, partially offset by other expense of $59,000. The 1998 amount consists primarily of interest income on short-term investments and interest bearing cash accounts of $754,000, partially offset by other expense of $57,000.

     INCOME TAXES. The Company's effective tax rate for 1999 and 1998 was 15% and 12%, respectively. The Company's effective tax rate for 1999 and 1998 was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5.0 million available to reduce future federal taxable. The Company's net operating loss carryforwards expire from 2007 to 2011.

     COMPARISON OF FISCAL YEARS 1998 AND 1997

     REVENUES. Product and service revenues were $63.3 million in 1998, an increase of 12.2% from the $56.4 million in 1997. This increase was primarily attributable to increased sales of the CTX 5000 Series, reflecting a 10.7% increase in unit shipments to 62 units in 1998 from the 56 units in 1997, plus the shipment of 32 of the 59 CTX 5500 upgrade kits purchased by the FAA and the commencement of maintenance related revenues in the domestic market. These factors were partially offset by lower average selling prices of systems shipped in 1998 due to configurations of units shipped and volume discounts in the second quarter of 1998.

     Government contract revenues were $7.2 million in 1998, an increase of 30.3% from the $5.5 million in 1997. This increase is primarily attributable to the growth in revenue associated with additional landmine detection funding in 1998.

     GROSS PROFIT. Gross profit for product and services was $28.3 million in 1998 compared to $28.4 million in 1997. Gross margins were 44.8% and 50.3%, respectively. The decrease in gross margins was primarily due to higher manufacturing overhead costs as a result of the Company's relocation to a new facility in late 1997, and configurations of units shipped and volume discounts in the second quarter of 1998 that resulted in lower average selling prices of systems in 1998.

     Gross profit for government contracts was $2.0 million in 1998 compared to $1.3 million in 1997. Gross margins were 27.6% and 22.8% in 1998 and 1997, respectively. The increase is primarily due to the growth in funding activities in 1998, primarily additional landmine detection funding with earned fees.

     RESEARCH AND DEVELOPMENT. Net research and development expenses would have been $9.3 million in 1998 without the capitalization of software development costs of $0.8 million in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. In prior years, the period between achieving technological feasibility and the availability of software included in the Company's product was short and software development costs qualifying for capitalization had been insignificant. Before considering the impact of software capitalization, gross research and development expenditures were $12.9 million in 1998, an increase of 20.0% from the $10.7 million in 1997. Of these amounts, $3.6 million and $2.1 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies. As a percentage of total revenues, net research and development expenditures were 12.1% in 1998 compared to 13.9% in 1997. The increase in gross research and development expenditures was primarily the result of personnel additions and increased spending on engineering materials and services.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $13.0 million in 1998, an increase of 5.5% from the $12.3 million in 1997. As a percentage of total revenues, selling, general and administrative expenses were 18.4% and 19.9% in 1998 and 1997, respectively. The increase in selling, general and administrative expenses in absolute dollars for 1998 was primarily the result of personnel additions and increased professional and consulting costs associated with the Company's growth, increased insurance costs, increased selling costs associated with the higher unit sales, including foreign travel, trade shows, public relations and commission expense, and increased costs of operations associated with being a publicly traded company.

     ACQUISITION COSTS. In 1997, the Company incurred one-time costs for professional fees and costs related to the acquisition of Quantum. The acquisition costs were $685,000, or 1.1%, of the total revenues.

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

     NONCASH CHARGES

     The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $68,000, $68,000 and $425,000 in 1999, 1998 and 1997, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million of Common Stock in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At December 31, 1999, the Company had $24.2 million in cash, cash equivalents and short-term investments, compared to $12.5 million at December 31, 1998. Working capital was $40.9 million at December 31, 1999 compared to $38.9 million at December 31, 1998.

     Net cash provided by operating activities was $17.0 million in 1999 compared to $2.0 million used in operating activities in 1998. Net cash provided by operating activities in 1999 was primarily due to net income of $383,000, a $16.2 million decrease in accounts receivable, the $2.9 million noncash effect of depreciation and amortization, a $1.7 million increase in accounts payable and a $1.6 million increase in deferred revenue, partially offset by a $5.6 million increase in inventories and a $0.8 million decrease in accrued liabilities. Net cash used in operations in 1998 was primarily due to net income of $8.0 million, a $2.3 million increase in accrued liabilities, and the $2.0 million noncash effect of depreciation and amortization, offset by a $10.1 million increase in accounts receivable due to the timing of sales in the latter part of the fourth quarter of 1998, a $1.7 million decrease in deferred revenues, a $1.7 million decrease in accounts payable, and a $1.0 million increase in inventories.

     Net cash used in investing activities was $5.5 million in 1999 compared to $0.6 million in 1998. Net cash used in investing activities in 1999 was primarily due to $3.9 million in purchases of short-term investments (net of proceeds from sales) and $1.7 million in purchases of new equipment. Net cash used in investing activities in 1998 was primarily due to $2.9 million in purchases of new equipment and $0.8 million in additions to other noncurrent assets related to the capitalization of software development costs, partially offset by $3.1 million in proceeds on sales of short-term investments (net of purchases).

     Net cash used in financing activities was $3.7 million in 1999 compared to $1.0 million in 1998. Net cash used in financing activities in 1999 was primarily due to $3.0 million in net repayments of short-term debt financing (principally, short-term borrowings under the lines of credit), $0.9 million in repayments of long-term debt (principally term loans and capital lease obligations) and $0.3 million for the repurchase of 85,600 shares of the Company's Common Stock at prevailing market prices, partially offset by $0.5 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Net cash used in financing activities in 1998 was primarily due to $1.2 million in net repayments of short-term debt financing (principally, short-term borrowings under the lines of credit), $0.9 million for the repurchase of 114,900 shares of the Company's Common Stock at prevailing market prices and $0.3 million in repayments of long-term debt, partially offset by $0.8 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, and $0.7 million in proceeds from long-term debt financing. Future repurchases of the Company's Common Stock would be based on market conditions and evaluated on a case by case basis.

     In May 1999, the Company renewed its two one-year revolving line of credit agreements with a bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (8.5% at December 31, 1999) and are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At September 30 and December 31, 1999, the Company was in default of a covenant set forth in the loan agreement. In October 1999 and February 2000, the Company received waivers of the default under the loan agreement from the bank for the periods ended September 30, 1999 and December 31, 1999, respectively. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 1999, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $2.2 million. There were no outstanding borrowings under the lines of credit at December 31, 1999. The remaining available borrowing capacity under the lines of credit was $4.3 million at December 31, 1999 based on eligible accounts receivable and inventories as of that date. The agreements expire in April 2000 and the Company is in the process of renewing the revolving line of credit agreements with the bank.

     In May 1999, the Company renewed its committed equipment line of credit agreement with a bank that transforms into a term loan after drawdown. The agreement provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (6.14% at December 31, 1999) during the amortization period. Borrowings are secured by the assets purchased or financed. At December 31, 1999, the Company had an outstanding $0.5 million term loan due June 2003 and a $0.4 million term loan due November 2001 from drawdowns under a prior year line of credit. The term loans bear interest of 8.99% and 9.03%, respectively. The Company had remaining borrowing capacity of $0.5 million under the current year line of credit as of December 31, 1999. The agreement expires in April 2000 and the Company is in the process of renewing its equipment line of credit agreement with the bank.

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

     FOREIGN EXCHANGE RISK AND IMPACT OF INFLATION

      The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars, however, when purchased in foreign currencies, are generally made on an as needed basis. The Company generally does not have material advance purchase commitments in foreign currencies.

     Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant, however, the Company expects they will increase as the Company's installed base increases. The Company did not hedge foreign currency risks in 1999.

     The impact of inflation has not been material on the Company's operations or liquidity to date.

     YEAR 2000 COMPLIANCE

     The Year 2000 issue arose as a result of computer programs being written using two digits rather than four to define the applicable year. During the year the Company evaluated the products it sells and its internal computerized systems, taking corrective action, as appropriate, to avoid potential Year 2000 problems and to make all of its products and internal computerized systems determined to be mission critical Year 2000 compliant. The Company knows of no instances in which its products or its internal computerized systems failed to operate as specified due to date formatting issues associated with calculating, comparing, and sequencing from, into, and between the twentieth and twenty-first centuries, and the years 1998, 1999, 2000, and leap year calculations. Additionally, the Company identified those third party suppliers whose products or services are mission critical and developed contingency plans. The Company knows of no instances in which its third party suppliers have experienced Year 2000 problems.

     The Company's costs of compliance with respect to both its products and its infrastructure, including third party suppliers and the cost of contingency plans, was $285,000 through December 31, 1999. No significant additional costs are anticipated to be incurred in connection with this project.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Notes thereto appear on pages F-1 to F-18 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Proxy Statement to be filed no later than April 30, 2000 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 31, 2000 (the "Proxy Statement") under the caption "Proposal No. 1-Election of Directors-Nominees." For the information required as to Executive Officers, see "Item 1. Business-Executive Officers", Part I.

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

                                PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1)    FINANCIAL STATEMENTS

     The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report. Report of PricewaterhouseCoopers LLP, Independent
     Accountants...........................................................

     F-1
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     .............................................................F-2
     Consolidated Statements of Operations for the Years Ended December 31,
     1999, 1998 and 1997.......................
     F-3

     Consolidated Statements of Cash Flows for the Years Ended December 31,
     1999, 1998 and 1997......................F-4
     Consolidated Statements of
     Stockholders' Equity for the Years Ended December 31, 1999, 1998 and
     1997.................................................................F-5
     Notes to Consolidated Financial
     Statements...........................................................F-6
     (A)(2) FINANCIAL STATEMENT SCHEDULES
     II - Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the notes thereto.

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

     3.2     Bylaws of Registrant, as amended. (2)

     4.1     Reference is made to Exhibits 3.1 and 3.2.

     10.1 Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)

     10.3    Representative's Warrant Agreement. (1)

     10.4 Registrant's Equity Incentive Plan, as amended through February 19, 1999. (5) (6)

     10.5 Registrant's 1996 Employee Stock Purchase Plan, dated March 9, 1996.(1) (5)

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

     10.17 Loan and Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley Bank. (4)

     10.18 Revolving Promissory Note, dated February 20, 1997, between the Registrant and Silicon Valley Bank. (4)

     10.19 Export-Import Bank Loan and Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley
     Bank. (4)

     10.20 Intellectual Property Security Agreement, dated as of February 20, 1997, between the Registrant and Silicon Valley Bank. (4)

     10.22 Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated
     October 16, 1995. (4) (5)

     10.23 Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)

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

     10.31 Amended and Restated Loan and Security Agreement dated May 4, 1999, between the Registrant and Silicon Valley Bank. (7)

     10.32 Amended and Restated Export-Import Bank Loan and Security Agreement dated May 4, 1999, between the Registrant and Silicon Valley Bank. (7)

     10.33 Negative Pledge Agreement, dated May 4, 1999, covering all of the Registrant's Intellectual Property between the Registrant and Silicon Valley Bank. (7)

     10.34 Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated September 11, 1990

     10.35 Key Employee Agreement dated May 27, 1999, between the Registrant and Alfred V. Larrenaga. (5)

     10.36 Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, Tim Black, Alfred V. Larrenaga, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby dated November 1, 1999

     23.1    Consent of PricewaterhouseCoopers LLP.

     27.1    Financial Data Schedule for Fiscal Year 1999.

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

     (6) Filed as an appendix to the Company's Notice and Proxy Statement for the Annual Meeting of Stockholders held July 15, 1999.

     (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

     (b)       REPORTS ON FORM 8-K

     The Registrant filed no reports on Form 8-K for the year ended December 31, 1999.

     (c) See Exhibits listed under Item 14(a)(3).

     (d) The financial statement schedules required by the Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form
10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.

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

SIGNATURE                     TITLE                                                          DATE
/s/ SERGIO MAGISTRI           President, Chief Executive Officer and Director                March 30, 2000
---------------------------
Sergio Magistri               (PRINCIPAL EXECUTIVE OFFICER)

/s/ ALFRED V. LARRENAGA       Senior Vice President and Chief Financial Officer              March 30, 2000
---------------------------
Alfred V. Larrenaga           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ GIOVANNI LANZARA          Chairman of the Board of Directors                             March 30, 2000
---------------------------
Giovanni Lanzara

/s/ DOUGLAS P. BOYD           Director                                                       March 30, 2000
---------------------------
Douglas P. Boyd

/s/ BRUNO TREZZA              Director                                                       March 30, 2000
---------------------------
Bruno Trezza

/s/ MORRIS BUSBY              Director                                                       March 30, 2000
---------------------------
Morris Busby

/s/ DAVID M. PILLOR           Senior Vice President, Sales and Marketing, and Director       March 30, 2000
---------------------------
David M. Pillor

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of InVision Technologies, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InVision Technologies, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
February 9, 2000

                                  INVISION TECHNOLOGIES, INC. Updated
                                      CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31,
                                                                               ------------------------------
                                                                                    1999             1998
                                                                               --------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                       $  18,282       $  10,462
  Short-term investments                                                              5,887           1,995
  Accounts receivable, net                                                           10,633          26,933
  Inventories                                                                        17,460          11,825
  Other current assets                                                                2,972           2,787
                                                                                ------------     -----------
    Total current assets                                                             55,234          54,002


Property and equipment, net                                                           6,796           8,035
Other assets                                                                            957           1,449
                                                                                ------------     -----------
                                                                                  $  62,987       $  63,486
                                                                                ============     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $   5,128       $   3,402
  Accrued liabilities                                                                 5,566           6,331
  Deferred revenue                                                                    3,194           1,496
  Short-term debt                                                                         -           2,967
  Current maturities of long-term obligations                                           433             895
                                                                                ------------     -----------
    Total current liabilities                                                        14,321          15,091
                                                                                ------------     -----------

Long-term obligations                                                                 1,181           1,565
                                                                                ------------     -----------


Commitments and contingencies (Notes 9, 12 and 13)

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized;                             -               -
    no shares issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares                                      12              12
    authorized; 12,190,000 and 12,067,000 shares issued and outstanding
  Additional paid-in capital                                                         57,910          57,372
  Deferred stock compensation expense                                                   (63)           (131)
  Accumulated deficit                                                                (9,175)         (9,558)
  Treasury stock, at cost (201,000 and 115,000 shares)                               (1,199)           (865)
                                                                                ------------      ----------
    Total stockholders' equity                                                       47,485          46,830
                                                                                ------------      ----------
                                                                                    $62,987         $63,486
                                                                                ============      ==========


          The accompanying notes are an integral part of these consolidated financial statements.


                                            INVISION TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                      1999             1998             1997
                                                                 --------------   --------------   --------------
Revenues:
  Product and service revenue                                     $    47,742       $   63,284      $    56,427
  Government contract revenue                                          10,694            7,210            5,533
                                                                 -------------    -------------    -------------
    Total revenues                                                     58,436           70,494           61,960
                                                                 -------------    -------------    -------------

Cost of revenues:

  Product and service costs                                            28,564           34,946           28,027
  Government contract costs                                             7,739            5,223            4,273
                                                                 -------------    -------------    -------------
    Total cost of revenues                                             36,303           40,169           32,300
                                                                 -------------    -------------    -------------

Gross profit                                                         22,133           30,325           29,660
                                                                 -------------    -------------    -------------

Operating expenses:
  Research and development                                             10,443            8,498            8,635
  Selling, general and administrative                                  11,767           12,997           12,323
  Acquisition costs                                                         -                -              685
                                                                 -------------    -------------    -------------
    Total operating expenses                                           22,210           21,495           21,643
                                                                 -------------    -------------    -------------


Income (loss) from operations                                             (77)           8,830            8,017
Interest expense                                                         (227)            (390)            (428)
Interest and other income, net                                            754              697              242
                                                                 -------------    -------------    -------------
Income before provision for income taxes                                  450            9,137            7,831


Provision for income taxes                                                 67            1,096            1,192
                                                                 -------------    -------------    -------------

Net income                                                         $      383       $    8,041      $     6,639
                                                                 =============    =============    =============

Net income per share:
  Basic                                                            $     0.03       $     0.67      $      0.60
                                                                 =============    =============    =============
  Diluted                                                          $     0.03       $     0.63      $      0.55
                                                                 =============    =============    =============

Weighted average shares outstanding:
  Basic                                                                12,133           12,046           11,141
  Diluted                                                              12,751           12,827           12,166


            The accompanying notes are an integral part of these consolidated financial statements.


                                            INVISION TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                 1999            1998           1997
                                                                             ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  383        $  8,041       $  6,639
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation and amortization                                                 2,902           2,019          1,288
    Amortization of capitalized software development costs                           50               -              -
    Loss on disposal of fixed assets                                                 12              50              -
    Bad debt expense                                                                131              15             25
    Stock compensation expense                                                       68              68            425
    Write-off of purchased in-process research and development                        -               -            230

  Changes in assets and liabilities:
    Accounts receivable                                                          16,169         (10,101)         (9,890)
    Inventories                                                                  (5,635)         (1,044)         (5,882)
    Other current assets                                                           (185)           (700)         (1,925)
    Other noncurrent assets                                                         418             490            (800)
    Accounts payable                                                              1,726          (1,695)          2,036
    Accrued liabilities                                                            (765)          2,299           2,850
    Deferred revenue                                                              1,621          (1,696)            701
    Other long-term obligations                                                     131             211             107
                                                                             ------------    ------------    ------------
Net cash provided by (used in) operating activities                              17,026         ( 2,043)         (4,196)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchases of) short-term investments, net                       (3,892)          3,084          (5,079)
  Purchases of property and equipment                                            (1,651)         (2,894)         (6,299)
  Capitalized software development costs                                              -            (803)              -
                                                                             ------------    ------------    ------------
Net cash used in investing activities                                            (5,543)          ( 613)        (11,378)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) short-term debt, net                             (2,967)         (1,201)          2,996
  Proceeds from long-term debt                                                        -             652           1,491
  Repayments of long-term debt                                                     (900)           (349)            (94)
  Proceeds from issuance of common stock, net                                       538             770          22,821
  Repurchase of common stock                                                       (334)           (865)              -
                                                                             ------------    ------------    ------------
Net cash provided by (used in) financing activities                              (3,663)           (993)         27,214
                                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents for the period               7,820          (3,649)         11,640
Cash and cash equivalents at beginning of period                                 10,462          14,111           2,471
                                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period                                    $  18,282       $  10,462       $  14,111
                                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                               $     256       $     343       $     215
  Taxes paid                                                                  $     283       $     842       $     284

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Sale of fixed assets in exchange for note receivable                        $       -       $       -       $     100
  Purchase of intangibles and fixed assets for note payable                   $       -       $       -       $     330
  Warrants issued in connection with financing agreements                     $       -       $       -       $      56
  Issuance of common stock as compensation                                    $       -       $       -       $     240

               The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-4

                                          INVISION TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (IN THOUSANDS)

                                                                                                                    DEFERRED
                                                                             COMMON STOCK           ADDITIONAL        STOCK
                                                                         --------------------        PAID-IN      COMPENSATION
                                                                           SHARES      AMOUNT        CAPITAL        EXPENSE
                                                                         ----------  ----------   -------------   -------------
BALANCE AT DECEMBER 31, 1996                                                9,741      $   10       $  33,487         $   (384)

Issuance of common stock pursuant to secondary public offering, net         1,918           2          21,187                -
Issuance of common stock                                                       25           -             686                -
Deferred stock compensation                                                     -           -             240              185
Issuance of warrant                                                             -           -              56                -
Exercise of common stock options and warrants                                 225           -             761                -
Shares issued under the employee stock purchase plan                           23           -             185                -
Net income                                                                      -           -               -                -
                                                                         ----------  ----------   -------------    -------------
BALANCE AT DECEMBER 31, 1997                                               11,932          12          56,602             (199)

Issuance of common stock                                                       18           -               -                -
Amortization of deferred stock compensation                                     -           -               -               68
Exercise of common stock options                                              145           -             192                -
Shares issued under the employee stock purchase plan                           87           -             578                -
Repurchase of common stock                                                      -           -               -                -
Net income                                                                      -           -               -                -
                                                                         ----------  ----------   -------------    --------------
BALANCE AT DECEMBER 31, 1998                                               12,182          12          57,372             (131)

Amortization of deferred stock compensation                                     -           -               -               68
Exercise of common stock options                                              105           -              98                -
Shares issued under the employee stock purchase plan                          104           -             440                -
Repurchase of common stock                                                      -           -               -                -
Net income                                                                      -           -               -                -
                                                                         ----------  ----------   -------------   ---------------
BALANCE AT DECEMBER 31, 1999                                               12,391      $   12       $  57,910          $   (63)
                                                                         ==========  ==========   =============   ===============
                                                                                            TREASURY STOCK            TOTAL
                                                                         ACCUMULATED    ----------------------    STOCKHOLDERS'
                                                                          DEFICIT        SHARES      AMOUNT          EQUITY
                                                                        -------------   ----------  ----------   ---------------
BALANCE AT DECEMBER 31, 1996                                              $ (24,238)          -          $ -           $ 8,875

Issuance of common stock pursuant to secondary public offering, net               -           -            -            21,189
Issuance of common stock                                                          -           -            -               686
Deferred stock compensation                                                       -           -            -               425
Issuance of warrant                                                               -           -            -                56
Exercise of common stock options and warrants                                     -           -            -               761
Shares issued under the employee stock purchase plan                              -           -            -               185
Net income                                                                    6,639           -            -             6,639
                                                                        ------------ ----------- ------------  -----------------
BALANCE AT DECEMBER 31, 1997                                                (17,599)          -            -            38,816

Issuance of common stock                                                          -           -            -                 -
Amortization of deferred stock compensation                                       -           -            -                68
Exercise of common stock options                                                  -           -            -               192
Shares issued under the employee stock purchase plan                              -           -            -               578
Repurchase of common stock                                                        -        (115)        (865)             (865)
Net income                                                                    8,041           -            -             8,041
                                                                        ------------ ----------- ------------  -----------------
BALANCE AT DECEMBER 31, 1998                                                 (9,558)       (115)        (865)           46,830

Amortization of deferred stock compensation                                       -           -            -                68
Exercise of common stock options                                                  -           -            -                98
Shares issued under the employee stock purchase plan                              -           -            -               440
Repurchase of common stock                                                        -         (86)        (334)             (334)
Net income                                                                      383           -            -               383
                                                                        ------------ ----------- ------------  -----------------
BALANCE AT DECEMBER 31, 1999                                               $ (9,175)       (201)    $ (1,199)         $ 47,485
                                                                        ============ =========== ============  =================
                    The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-5

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

   InVision Technologies, Inc. ("InVision" or together with its subsidiaries, the "Company") is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems ("EDS") for civil aviation security, for log scanning for the wood products industry and for drug detection applications. InVision's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technologies, including key quadrupole resonance ("QR") patents licensed from the Naval Research Laboratory, that are based on a state-of-the-art, low-cost version of magnetic resonance adapted for explosive detection. The Company's principal facilities are located in Newark, California and San Diego, California, and the corporate office and manufacturing facility are located in Newark, California.

   InVision was formed in 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sales of its product, the CTX 5000 system. Today, the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its smaller and lighter CTX 2500 system. In addition to these products, the Company has other products in development. To date, the Company's CTX 5000 system and the CTX 5500 system (together, the "CTX 5000 Series") are the only EDS certified by the Federal Aviation Administration ("FAA") currently deployed for use in the inspection of checked luggage on commercial flights. In April 1999, the CTX 9000 system successfully completed FAA certification and the Company sold its first system in the third quarter of 1999. Additionally, in September 1999, the CTX 2500 system successfully completed FAA certification. The CTX systems are sold to airport and regulatory authorities and airlines throughout the world.

   In 1997, InVision acquired Quantum, a privately-held developer of explosive detection equipment based on QR technology founded in 1987. With the acquisition of Quantum, InVision added Quantum's portfolio of complementary detection technologies. Quantum's products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, and detection of concealed weapons and landmines. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. Quantum's research and development activities have historically been funded by various U.S. government agencies, including the FAA for EDS and the Defense Advanced Research Projects Agency ("DARPA") for landmine detection. In the third quarter of 1999, Quantum sold its first QScan 160 EDS to the United States Navy for mail and other parcel screening applications at an international location. In 1997, Quantum began the development of a sophisticated prototype system, which combines QR explosives detection with metal detection, and is thus capable of detecting both plastic-cased and metal-cased landmines. In the fourth quarter of 1999, the unique capabilities of this landmine detection system were successfully demonstrated in a series of Department of Defense-sponsored, blind field tests carried out at Fort Leonard Wood, Missouri.

   In February 2000, the Company created WoodVision, a new division formed to develop its CT technology to optimize the lumber value and yield of harvested timber. Additionally, in February 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry for $5.2 million in cash and stock payable over the next two years, and potentially an additional $1.4 million in cash and stock payable over the next two years based on the achievement of certain performance milestones. The transaction has been accounted for as a purchase effective January 1, 2000 (see Note 15).

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

Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


revenues associated with Quantum's contracts to conform to the 1999 presentation. Certain other prior year amounts have also been reclassified to conform to the current year presentation.

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

   Revenue from government contracts is recognized using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. Deferred revenue is recorded as advance payments are received for work not yet performed.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning September 30, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

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

INCOME TAXES
   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

RESEARCH AND DEVELOPMENT COSTS
   Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SOFTWARE DEVELOPMENT COSTS
   The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs after technological feasibility has been established. Software development costs qualifying for capitalization were not significant in 1999. In 1998, the Company capitalized software development costs of $803,000, which are included in other current assets and other noncurrent assets at December 31, 1999 and 1998. The Company began amortizing the capitalized software development costs using the straight-line method over the forecasted units of production. Amortization expense was $50,000 in 1999. No amortization expense was recorded in 1998 because the product was not yet available for general release to customers.

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

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. The Company has accounts receivable from customers (including research and development reimbursements from the FAA and other government agencies) located in the United States, Europe, and the Pacific Rim of $7.5 million, $1.6 million, and $1.5 million, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness. At December 31, 199 and 1998, the allowance for bad debt was $171,000 and $40,000, respectively. At December 31, 1999, four customers accounted for 41.4%, 12.6%, 11.1% and 10.8% of total accounts receivable.

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company believes the recorded value of financial instruments, including cash, accounts receivable and long-term debt, approximate fair value at each balance sheet date.




   The Company's total revenues are denominated in U.S. dollars. Significant customers which represented 10% or more of total revenues for the respective periods were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                         1999             1998            1997
                                         ----             ----            ----
FAA                                       67%              57%             54%
DARPA                                     11%                -               -

   The Company markets its products both internationally and domestically. Total revenues by geographic region are as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                        1999             1998            1997
                                      -------          -------         -------
United States                         $49,830          $49,171         $35,767
Europe                                  3,084           12,907          10,197
Pacific Rim                             2,979            2,792          11,175
Africa                                  2,093                -               -
Middle East                               450            5,624           4,821
                                      -------          -------         -------
Total Worldwide Sales                 $58,436          $70,494         $61,960
                                      -------          -------         -------
                                      -------          -------         -------

NET INCOME PER SHARE
   In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." All historical earnings per share information has been restated as required by SFAS 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method).

   The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                            1999                    1998                    1997
                                   ----------------------  ----------------------  ----------------------
                                                    PER                     PER                     PER
                                                   SHARE                   SHARE                   SHARE
                                   INCOME  SHARES  AMOUNT  INCOME  SHARES  AMOUNT  INCOME  SHARES  AMOUNT
                                   ------  ------  ------  ------  ------  ------  ------  ------  ------
Basic net income per share:
 Income available to common
  stockholders                       $383  12,133   $0.03  $8,041  12,046  $ 0.67  $6,639  11,141  $ 0.06
Effects of dilutive securities:
 Options                                -     618       -       -     781   (0.04)      -   1,025   (0.05)
                                   ------  ------  ------  ------  ------  ------  ------  ------  ------
Diluted net income per share:
 Income available to common
  stockholders plus assumed
  conversions                        $383  12,751   $0.03  $8,041  12,827  $ 0.63  $6,639  12,166  $ 0.55
                                   ------  ------  ------  ------  ------  ------  ------  ------  ------
                                   ------  ------  ------  ------  ------  ------  ------  ------  ------

NOTE 3.  ACQUISITION OF QUANTUM MAGNETICS, INC.

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   On September 30, 1997, InVision acquired Quantum, a developer of explosive detection equipment based upon quadrupole resonance technology. The transaction has been accounted for as a pooling of interests effective September 30, 1997; therefore, all prior periods have been restated to include the historical results of Quantum. Non-recurring expenses associated with the acquisition, comprised primarily of outside accounting and legal fees, amounted to $685,000 and have been included in acquisition costs in the consolidated statements of operations.

   Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows (in thousands):

                                                         NINE MONTHS
                                                            ENDED
                                                        SEPTEMBER 30,
                                                            1997
                                                        -------------
Revenues:
  InVision                                                 $38,243
  Quantum                                                    3,729
                                                        -------------
    Total                                                  $41,972
                                                        -------------
                                                        -------------

Net income (loss):
  InVision                                                  $4,368
  Quantum                                                     (855)
                                                        -------------
    Total                                                   $3,513
                                                        -------------
                                                        -------------

NOTE 4.  FEDERAL AVIATION ADMINISTRATION (FAA) CONTRACTS

   In December 1996, the Company entered into a contract with the FAA to deliver 54 CTX 5000 systems to various airports in the United States. The minimum amount due from the FAA under this contract, including all related products and associated installation and support services, was $52.2 million. In 1998, the Company received modifications to the contract in the amount of $17.3 million for an additional 15 CTX 5500 systems as well as an order to upgrade all 59 CTX 5000 systems previously purchased by the FAA to the Company's second-generation CTX 5500 system. In 1999, the Company received further modifications to the contract in the amount of $32.4 million for an additional 36 CTX 5500 systems. At December 31, 1999, this contract has been completed and all units were shipped under the contract. The Company is currently in negotiations for new CTX 5500 and CTX 2500 contracts.

   In October 1999, the Company received a letter contract of $2.8 million with a potential value of more than $80 million over three years from the FAA for CTX 9000 systems and accessories.

NOTE 5.  RESEARCH AND DEVELOPMENT CONTRACTS AND GRANTS

   The Company has been awarded various research and development contracts and grants by the FAA and other government agencies to share in the costs of developing and enhancing the Company's products. During 1999, 1998 and 1997, the Company was entitled to reimbursements of $0.7 million, $3.6 million and $2.1 million, respectively, under research and development contracts and grants. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings under such research and development contracts and grants are rendered monthly on the basis of actual costs incurred. At December 31, 1999 and 1998, the related receivable balances from these contracts and grants were $47,000 and $2.6 million, respectively.

NOTE 6.  DEBT

LINES OF CREDIT
   In May 1999, the Company renewed its two one-year revolving line of credit agreements with a bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (8.5% at December 31, 1999) and are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At December 31, 1999, the Company was in default of a covenant set forth in the loan agreement. In February 2000, the Company received a waiver of the default under the loan agreement from the bank for the period ended December 31, 1999. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 1999, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $2.2 million. There were no outstanding borrowings under the lines of credit at December 31, 1999. The remaining available borrowing capacity under the lines of credit was $4.3 million at December 31, 1999. The agreements expire in April 2000 and the Company is in the process of renewing the revolving line of credit agreements with the bank.

   In May 1999, the Company renewed its committed equipment line of credit agreement with a bank that transforms into a term loan after drawdown. The agreement provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (6.14% at December 31, 1999) during the amortization period. Borrowings are secured by the assets purchased or financed. At December 31, 1999, the Company had an outstanding $0.5 million term loan due June 2003 and a $0.4 million term loan due November 2001 from drawdowns under a prior year line of credit. The term loans bear interest of 8.99% and 9.03%, respectively. The Company had remaining borrowing capacity of $0.5 million under the current year line of credit as of December 31, 1999. The agreement expires in April 2000 and the Company is in the process of renewing the line of credit agreement with the bank.

NOTE 7.  STOCKHOLDERS' EQUITY

COMMON STOCK
   In 1999, the Company repurchased 85,600 shares of its Common Stock at prevailing market prices for a total of $334,000. In 1998, the Company repurchased 114,900 shares of its Common Stock at prevailing market prices for a total of $865,000.

   Under the terms of the acquisition of Quantum in September 1997, 777,000 shares of Common Stock have been either issued to Quantum shareholders in exchange for all the Quantum capital stock outstanding or reserved for issuance in connection with Quantum common stock options outstanding prior to the acquisition which were converted into options to purchase InVision Common Stock.

   In 1997, the Company sold 1,875,000 shares of Common Stock in an underwritten public offering at $12.00 per share. The offering generated net proceeds to the Company of approximately $21.2 million including proceeds from the underwriters over-allotment option.

   In connection with the Company's IPO, Donald & Co. Securities Inc., the underwriter, received, under the terms of the underwriting agreement, a four-year warrant to purchase 180,000 shares of the Company's Common Stock at a price of $6.60 per share commencing April 23, 1997. As of December 31, 1999, no shares of the Company's Common Stock had been purchased under the warrant.

NOTE 8.  EMPLOYEE STOCK AND BENEFIT PLANS

EQUITY INCENTIVE PLAN
   In March 1996, the Board of Directors approved the amended and restated 1991 Stock Option Plan, which was renamed the Equity Incentive Plan (the "Equity Plan"). The Equity Plan provides for the granting of incentive and non-qualified stock options, stock bonus awards, rights to purchase restricted stock and stock appreciation rights (together "Stock Awards") for the purchase of up to an aggregate of 2,621,818 shares of the Company's Common Stock by officers,

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the Equity Plan. The Board of Directors determines the terms of each Stock AwardOptions granted under the Equity Plan generally vest over a four year period. In the event of a "change in control" transaction (as defined in the Equity Plan), Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction. With respect to officers and directors only, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full upon an involuntary termination without "cause" or a "constructive termination" as those terms are defined in the officers' and directors' respective option agreements within a year following the effective date of the change in control transaction.

   Incentive and non-qualified stock options may be granted at an exercise price per share of not less than 85% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Options granted under the Equity Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Options granted generally vest 25% one year after issuance and 1/16th each quarter thereafter for three years.

   In October 1998, the Company offered employees and consultants the opportunity to participate in an option repricing program. Under the program, each employee and consultant could elect on or before November 9th that his or her existing option issued under the Company's Equity Plan be converted into a repriced option. The per share exercise price of each repriced option would be equal to the greater of the fair market value of the Company's Common Stock on the conversion date (November 9, 1998) or $6.93. In return for the lower exercise price, the repriced options issued would be subject to a blackout period whereby no options could be exercised between November 9, 1998 and May 8, 1999. The number of shares vested under the converted option would vest immediately under the repriced option. All remaining shares subject to the repriced option will vest over a period that is equivalent to the vesting period remaining under the converted option. On November 9, 1998, the fair market value of the Company's Common Stock was $6.50 and options for a total of 313,986 shares were repriced at $6.93 per share. No officers of the Company repriced options under the program. The weighted average per share exercise price of the outstanding shares subject to the options prior to conversion was $10.55 and the range of exercise prices was $7.69 - $14.56.

   In connection with grants of stock options to employees and directors, the Company recorded $240,000 of deferred compensation representing the difference between the deemed fair value of the Company's Common Stock and the exercise price at the date of grant in 1997. No such deferred stock compensation was recorded in 1998 and 1999. Amortization of deferred stock compensation was $68,000, $68,000, $425,000 in 1999, 1998, and 1997,
respectively. The remaining deferred stock compensation balance of $63,000 is being amortized over the remaining vesting period of the related options.

   The activity under the Equity Plan was as follows (in thousands, except per share data):

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                           1999                     1998                    1997
                                                    ---------------------    --------------------    --------------------
                                                                 Weighted                Weighted                Weighted
                                                                 Average                 Average                 Average
                                                                 Exercise                Exercise                Exercise
                                                    Shares        Price      Shares       Price      Shares       Price
                                                    ------       --------    ------      --------    ------      --------
Outstanding at beginning of period                   1,759        $4.09      1,737         $4.44     1,152        $1.93
  Granted                                              504        $4.98        635         $6.89       735        $7.96
  Exercised                                           (105)       $0.93       (145)        $1.34      (109)       $1.05
  Canceled (un-vested)                                 (97)       $6.33       (357)        $9.82       (41)       $6.09
  Expired (vested)                                     (84)       $6.89       (111)       $10.85         -        $3.33
                                                    ------                   ------                  ------
Outstanding at end of period                         1,977        $4.25      1,759         $4.09     1,737        $4.44
                                                    ------                   ------                  ------
                                                    ------                   ------                  ------
Options exercisable at period end                    1,260        $3.65      1,094         $2.70       853        $1.17

Weighted average grant date fair value of
options granted during the year                                   $2.74                    $3.68                  $4.34

Weighted average grant date fair value of
options granted during the year at exercise
prices above market prices                                           $-                    $6.93                     $-

Weighted average grant date fair value of
options granted during the year at exercise
prices below market prices                                           $-                       $-                  $7.30

   In February 2000, options for a total of 411,400 shares were granted under the Equity Plan.

   Information relating to stock options outstanding under the Equity Plan at December 31, 1999 is as follows (in thousands, except per share data):

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     -----------------------------------------------  -----------------------------
                                       WEIGHTED
                                       AVERAGE          WEIGHTED                        WEIGHTED
   RANGE OF            NUMBER         REMAINING         AVERAGE         NUMBER          AVERAGE
EXERCISE PRICE       OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------       -----------   ----------------   --------------   -----------   --------------
$0.55 -  0.55                330                5.0    $        0.55           330    $        0.55
$0.97 -  1.10                312                5.8    $        1.10           312    $        1.10
$3.30 -  4.50                288                9.0    $        4.10            62    $        3.86
$5.06 -  6.94              1,043                8.3    $        6.38           554    $        6.89
$8.75 - 11.25                  4                7.5    $        9.51             2    $        9.61
                     -----------                                       -----------
                           1,977                7.5    $        4.25         1,260    $        3.65
                     -----------                                       -----------
                     -----------                                       -----------


2000 NON-OFFICER EQUITY INCENTIVE PLAN
   In February 2000, the Board of Directors approved the 2000 Non-Officer Equity Incentive Plan (the "Non-Officer Equity Plan"). The Non-Officer Equity Plan provides for the granting of non-qualified stock options, stock bonuses and rights to purchase restricted stock ("Stock Awards") up to an aggregate of 400,000 shares of the Company's Common Stock to employees and consultants of the Company who are not officers, directors or persons subject to Section 16 of the Securities Exchange Act of 1934. The Board of Directors is responsible for administration of the Non-Officer Equity Plan. The Board of Directors determines the terms of each Stock Award. With respect to non-qualified stock options, which are the only Stock Awards to be granted to date, the Board determines the term of each option, option exercise price, number of

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Option Plan generally vest over a four year period. In the event of a "change in control" transaction (as defined in the Non-Officer Equity Plan), Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction.

   Non-qualified stock options are granted at an exercise price per share of not less than 85% of the fair market value per common share on the date of the grant. Options granted under the 2000 Non-Officer Equity Plan generally expire ten years from the date of the grant. Options granted generally vest 25% one year after issuance and 1/16th each quarter thereafter for three years. In February 2000, options for a total of 306,910 shares were granted under the Non-Officer Equity Plan.

1996 EMPLOYEE STOCK PURCHASE PLAN
   The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. In December 1999, an amendment, as approved by the Board of Directors and subject to stockholders' approval, increased the number of reserved shares to 450,000. As of December 31, 1999, 207,000 shares have been issued under the Purchase Plan.

                          INVISION TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE DISCLOSURES
   Had compensation cost for options granted in 1999, 1998, and 1997 under the Company's Option Plan been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                           1999             1998           1997
                                                          -------          ------         ------
Net income (loss):
 As reported                                              $   383          $8,041         $6,639
 Pro forma                                                $(1,223)         $6,481         $6,233

Pro forma net income (loss) per share:
 Basic:
  As reported                                             $  0.03          $ 0.67         $ 0.60
  Pro form                                                $ (0.10)         $ 0.54         $ 0.56

 Diluted:
  As reported                                             $  0.03          $ 0.63         $ 0.55
  Pro forma                                               $ (0.10)         $ 0.51         $ 0.51

   The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period:

                                                    1999                    1998                   1997
                                                 -----------             ------------          ------------
Risk free rate of return                         5.10- 5.31%             4.43 - 4.79%          5.74 - 6.29%
Weighted average expected option term             4.3 years               3.8 years             4.3 years
Volatility rate                                      65 %                    72 %                  70 %
Dividend yield                                        0%                      0%                    0%

1997 EMPLOYEE 401(K) PLAN
   The InVision Technologies, Inc. 401(k) Plan (the "401(k) Plan") was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of the employee's gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $351,000, $294,000 and $170,000 in 1999, 1998 and 1997, respectively.

NOTE 9.  COMMITMENTS
   The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2007. The existing facilities lease includes an option to renew for an additional five years through 2012. Future minimum lease payments under these leases at December 31, 1999 are as follows (in thousands):

                                INVISION TECHNOLOGIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 OPERATING     CAPITAL
            YEAR ENDING DECEMBER 31,                              LEASES       LEASES
     --------------------------------------                     ---------     -------
     2000                                                       $   1,460     $   106
     2001                                                           1,504          73
     2002                                                           1,362          34
     2003                                                           1,266          -
     2004                                                           1,227          -
     Years thereafter                                               3,326          -
                                                                ---------     -------
                                                                $  10,145         213
                                                                =========
     Less: amount representing interest                                           (30)
                                                                              -------
     Present value of net minimum lease payments                                  183
     Less: current portion of capital lease obligations                           (86)
                                                                               -------
       Long-term capital lease obligations                                     $    97
                                                                               =======

     Rent expense for 1999, 1998, and 1997 was $1,445,000, $1,357,000, and
$1,105,000, respectively.

     The lease on the corporate office and manufacturing facility in Newark, California includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. At December 31, 1999 and 1998, the Company has recorded long-term deferred rent of $449,000 and $318,000, respectively, to reflect the excess of rent expense over cash payments since inception of the lease.

     The Company has received an advance payment from a customer for a maintenance service contract covering two years of service beyond the one-year warranty period. Revenue from this contract was deferred and will be recognized ratably over the term of the contract. At December 31, 1999 and 1998, the Company has recorded long-term deferred revenue of $107,000 and $184,000, respectively.

NOTE 10.  INCOME TAXES

     For 1999, 1998 and 1997, the provision for income taxes consists of the following (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1999         1998         1997
                                                                          --------     --------     --------

     Current:
      Federal                                                             $    188     $    756     $    927
      State                                                                      4          200          200
      Foreign                                                                    9          140           65
                                                                          --------     --------     --------
                                                                               201        1,096        1,192
     Deferred:
      Federal benefit                                                         (134)         -            -
                                                                          --------     --------     --------

     Total provision                                                      $     67     $  1,096     $  1,192
                                                                          ========     ========     ========

     The Company's actual effective tax rate for 1999, 1998 and 1997 differs from the U.S. statutory income tax rate as follows:




                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1999         1998         1997
                                                                          --------     --------     --------

     U.S. federal statutory rate                                              35.0 %       35.0 %       35.0 %
     State taxes, net of federal tax benefit                                   0.3          0.9          2.6
     Acquisition related tax benefit                                           -            -            3.8
     Utilization of operating loss carryovers                                (35.1)       (23.5)       (25.3)
     Other                                                                    14.8         (0.4)        (0.9)
                                                                          --------     --------     --------
       Effective tax rate                                                     15.0 %       12.0 %       15.2 %
                                                                          --------     --------     --------



     Deferred tax assets (liabilities) consist of the following:

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------     --------

     Assets:
      Net operating loss carry forward                                    $  1,654     $  2,345
      Research and development credits                                       1,384          941
      Reserves                                                               2,242        1,670
      Other                                                                    690          159
                                                                          --------     --------
                                                                             5,970        5,115

     Liabilities:
      Other                                                                   (422)        (339)
                                                                          --------     --------

     Valuation allowance                                                    (5,414)      (4,776)
                                                                          --------     --------
     Net deferred tax assets                                              $    134     $    -
                                                                          ========     ========

     The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence including its prior history of losses, that some portion or all of the deferred tax assets will not be realized.

     At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5.0 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2007 to 2011. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three year period.

NOTE 11.  RELATED PARTY TRANSACTIONS

     In 1999, 1998, and 1997, the Company recorded professional and consulting fees of $199,000, $205,000, and $165,000, respectively, as compensation to the Company's directors for services provided as members of the Board of Directors as well as consulting services rendered to the Company not in connection with their services as directors.

     In August 1996 and as amended in September 1999, the Company entered into a consulting agreement with BGI, Inc. ("BGI"), a Virginia-based international consulting firm engaged to assist the Company with enhancing its methods, strategies and contacts to support the marketing of the CTX 5000 Series to the U.S. Government. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to the Company's Board of Directors. The Company paid consulting fees of $120,000, $240,000 and $240,000 1999, 1998 and 1997, respectively, for BGI consulting services. BGI also received, in August 1996, an option for 6,586 shares of the Company's Common Stock with vesting of these shares based on the achievement of certain milestones. Based on these milestones 2,684 and 3,902 shares vested in 1998 and 1997, respectively.

NOTE 12.  LICENSE AGREEMENTS

     In April 1999, Quantum entered into a Technology License Agreement with International Business Machines (IBM). This agreement is a 10-year, non-exclusive, non-transferable, worldwide license for certain detection technology. A one-time license fee was paid to IBM. Quantum is subject to royalty payments based upon the net sales price of certain products sold or otherwise transferred by Quantum. There was no minimum royalty payment and no sales that would have resulted in a royalty payment to IBM in 1999.

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

     In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 for 1997 and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension and paid the minimum annual royalty of $70,000 for 1999.

     In recognition of development costs incurred by Quantum Design, Inc. ("QD") prior to the spin-out of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. Quantum paid the minimum royalty of $50,000 in each of the years 1997 and 1998. In 1999, there was no minimum royalty payment and no sales that would have resulted in a royalty payment to QD.

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

     This complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation ("FBI") and the United States Attorney for the Southern District of California. On February 10, 1999, defendants InVision and Quantum filed a motion for a temporary stay of all civil proceedings. On March 5, 1999, the judge granted the motion. The stay remained in effect until February 19, 2000. The Company is currently awaiting a response from Vivid to its discovery requests served prior to the initial stay. Management believes it has defenses to all the allegations contained in the complaint. In addition, it believes that the outcome of this matter, even if adverse, will not have a material adverse effect on the Company's business, financial condition or results of operations.

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


NOTE 14.  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------     --------

     Accounts receivable, net:
      Billed                                                              $  6,845     $ 20,452
      Unbilled                                                               3,877        6,183
      Other receivables                                                         82          338
                                                                          --------     --------
        Subtotal                                                            10,804       26,973
     Less:  allowance for doubtful accounts                                   (171)         (40)
                                                                          --------     --------
        Total                                                             $ 10,633     $ 26,933
                                                                          ========     ========

     Inventories:
      Raw material and purchased components                               $ 10,325     $  6,272
      Work-in-process                                                        6,819        4,365
      Finished goods                                                           316        1,188
                                                                          --------     --------
        Total                                                             $ 17,460     $ 11,825
                                                                          ========     ========

     Property and equipment, net:
      Machinery and equipment                                             $  5,144     $  4,705
      Self constructed assets                                                4,316        3,697
      Furniture and fixtures                                                 1,113        1,078
      Leasehold improvements                                                 2,965        2,939
                                                                          --------     --------
        Subtotal                                                            13,538       12,419
      Less:  accumulated depreciation and amortization                      (6,742)      (4,384)
                                                                          --------     --------
        Total                                                             $  6,796     $  8,035
                                                                          ========     ========

     Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

     At December 31, 1999 and 1998, the Company had $343,000 and $614,000, respectively, of capitalized lease equipment and related accumulated amortization of $134,000 and $273,000, respectively.

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 1999          1998
                                                                              ---------     ---------

               Accrued liabilities:
                Warranty and other reserves                                   $   2,478     $   2,426
                Accrued employee compensation                                     1,492         1,425
                Income taxes                                                        906         1,377
                Other                                                               690         1,103
                                                                              ---------     ---------
                  Total                                                          $5,566        $6,331
                                                                              =========     =========

NOTE 15. SUBSEQUENT EVENT

     In February 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $5.2 million in cash and stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The transaction has been accounted for as a purchase effective January 1, 2000.

InVision Technologies, Inc.
Schedule II-Valuation and Qualifying Accounts
Years Ended December 31, 1999, 1998 and 1997
(in thousands)

                                                                 Additions
                                                      --------------------------------
                                        Balance at      Charged to       Charged to                         Balance at
                                        beginning       costs and           other                             end of
                                        of period        expenses         accounts         Deductions         period
                                     ---------------  ---------------  ---------------   ---------------  ---------------

Allowance for doubtful accounts

1999                                 $            40  $           170  $          -       $           39  $           171
1998                                 $            25  $            15  $          -       $           -   $            40
1997                                 $            -   $            25  $          -       $           -   $            25


Reserves for inventory

1999                                 $           630  $           549  $          -       $           -   $         1,179
1998                                 $           438  $           240  $          -       $           48  $           630
1997                                 $           174  $           334  $          -       $           70  $           438
