Form 10-Q
period 2000-04-02
INVISION TECHNOLOGIES INC
filed 2000-05-17
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended APRIL 2, 2000 or


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

On April 2, 2000, there were 12,264,636 shares of the Registrant's Common Stock outstanding.

                           INVISION TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX


ITEM                                                                                                           PAGE
----                                                                                                           ----
PART  I:  FINANCIAL INFORMATION


1. Consolidated Financial Statements (unaudited)

   a. Consolidated Balance Sheets - April 2, 2000 and December 31, 1999.........................................  3

   b. Consolidated Statements of Operations - Three months ended April 2, 2000 and March 31, 1999 ..............  4

   c. Condensed consolidated Statements of Cash Flows - Three months ended April 2, 2000 and March 31, 1999..................................................................................  5

   d. Notes to Consolidated Financial Statements ...............................................................  6

2. Management's  Discussion  and Analysis of Financial Condition and Results of Operations .....................  9

3. Quantitative and Qualitative Disclosures about Market Risk................................................... 15



PART II.  OTHER INFORMATION


6. Exhibits and Reports on Form 8-K............................................................................. 16

Signature Page ................................................................................................. 17

                           INVISION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              (Unaudited)
                                                                April 2,       December 31,
                                                                  2000             1999
                                                              ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $  14,193         $  18,282
  Short-term investments                                           1,000             5,887
  Accounts receivable, net                                         19,255            10,633
  Inventories                                                     20,016            17,460
  Other current assets                                             3,921             2,972
                                                               ---------         ---------
     Total current assets                                         58,385            55,234

Property and equipment, net                                        6,732             6,796
Intangible assets, net                                             4,039               --
Other assets                                                         960               957
                                                               ---------         ---------
     Total assets                                              $  70,116         $  62,987
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $   6,610         $   5,128
  Accrued liabilities                                              8,252             5,566
  Deferred revenue                                                 5,128             3,194
  Current maturities of long-term obligations                        419               433
                                                               ---------         ---------
    Total current liabilities                                     20,409            14,321
                                                               ---------         ---------

Long-term obligations                                              2,789             1,181
                                                               ---------         ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized;
    no shares issued and outstanding                                --                 --
  Common stock, $0.001 par value, 20,000,000 shares
    authorized; 12,265,000 and 12,190,000 shares issued
    and outstanding                                                   12                12
  Additional paid-in capital                                      57,987            57,910
  Deferred stock compensation expense                                (47)              (63)
  Accumulated deficit                                             (9,835)           (9,175)
  Treasury stock, at cost (201,000 shares)                        (1,199)           (1,199)
                                                               ---------         ---------
    Total liabilities and stockholders' equity                 $  70,116         $  62,987
                                                               =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                             April 2,      March 31,
                                                               2000          1999
                                                            ----------     ---------
Revenues:
  Product and service revenue                                $  16,514     $  15,515
  Government contract revenue                                    2,165         2,324
                                                             ---------     ---------
    Total revenues                                              18,679        17,839
                                                             ---------     ---------

Cost of revenues:
  Product and service costs                                     11,349         8,524
  Government contract costs                                      1,571         1,645
                                                             ---------     ---------
    Total cost of revenues                                      12,920        10,169
                                                             ---------     ---------

    Gross profit                                                 5,759         7,670
                                                             ---------     ---------

Operating expenses:
  Research and development                                       2,382         2,328
  Selling, general and administrative                            4,372         3,297
                                                             ---------     ---------
    Total operating expenses                                     6,754         5,625
                                                             ---------     ---------

Income (loss) from operations                                     (995)        2,045
Interest expense                                                   (49)          (72)
Interest and other income, net                                     384           161
                                                             ---------     ---------
Income (loss) before provision for income taxes                   (660)        2,134

Provision for income taxes                                         --            320
                                                             ---------     ---------

Net income (loss)                                            $    (660)    $   1,814
                                                             =========     =========

Net income (loss) per share:
  Basic                                                      $   (0.05)    $    0.15
                                                             =========     =========
  Diluted                                                    $   (0.05)    $    0.15
                                                             =========     =========
Weighted average shares outstanding:
  Basic                                                         12,208        12,057
  Diluted                                                       12,208        12,739


  The accompanying notes are an integral part of these consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                             April 2,      March 31,
                                                               2000          1999
                                                            ----------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $  (7,027)    $   7,012
                                                            ----------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (409)         (694)
  Proceeds from (purchases of) short-term investments, net       4,887           997
  Purchase of Inovec, net of cash acquired                      (1,527)         --
                                                            -----------    ---------
Net cash provided by investing activities                         2,951           303
                                                            -----------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments of short-term debt                                    --         (2,858)
  Repayments of long-term debt                                     (90)         (276)
  Proceeds from issuance of common stock                            77           130
                                                            ----------     ---------
Net cash used in financing activities                               (13)       (3,004)
                                                            ----------     ---------

Net change in cash and cash equivalents for the period          (4,089)        4,311
Cash and cash equivalents at beginning of period                18,282        10,462
                                                            ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  14,193      $ 14,773
                                                            ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                              $      30      $     48
  Income taxes paid                                          $     164      $    250

  The accompanying notes are an integral part of these consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM UNAUDITED FINANCIAL INFORMATION

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, including the notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-20815). Operating results for the three month period ended April 2, 2000 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2000 or any other future period.

     In 2000, the Company changed its fiscal reporting periods to thirteen week quarters, with each quarter ending on the Sunday closest to a calendar quarter end. The fiscal year end remains December 31. In prior years, the quarters ended on a calendar quarter end date. The first quarter of 2000 and 1999 consisted of 93 and 90 days, respectively, and the effect of these three additional days in 2000 on revenues and net loss was not deemed to be significant.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of segment information under a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. Prior year's segment information has been presented to reflect the Company's organizational structure in 2000.

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

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                        ------------------------------------------------------
                                             APRIL 2, 2000                MARCH 31, 1999
                                        -------------------------    -------------------------
                                                            PER                          PER
                                        INCOME             SHARE                        SHARE
                                        (LOSS)   SHARES    AMOUNT    INCOME    SHARES   AMOUNT
                                        ------   ------    ------    ------    ------   ------
  Basic net income (loss) per share:
    Income (loss available to
      common stockholders               $ (660)   12,208   $ (0.05)  $ 1,814   12,057   $  0.15
  Effect of dilutive securities:
    Options                                 --       --         --        --      682     (0.01)
                                        ------   -------   -------   -------   ------   -------
  Diluted net income (loss) per share:
    Income (loss) available to
      common stockholders plus
      assumed conversions               $ (660)   12,208   $ (0.05)  $ 1,814   12,739   $  0.14
                                        ======   =======   =======   =======   ======   =======

     The computation of diluted net income per share for the three months ended April 2, 2000 does not include shares issuable upon exercise of options in the amount of 1,249,136 because the Company's net loss per share would have decreased.


2. INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                APRIL 2,       DEC. 31,
                                                 2000            1999
                                               ---------       ---------
   Inventories:
      Raw material and purchased components    $ 12,190        $ 10,325
      Work-in-process                             7,249           6,819
      Finished goods                                577             316
                                               --------        --------
         Total                                 $ 20,016        $ 17,460
                                               ========        ========


3. ACQUISITION OF INOVEC, INC.

     Effective January 1, 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $2.4 million in cash and $2.8 million in stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The acquisition was accounted for using the purchase method of accounting effective January 1, 2000. The excess purchase price over the fair market value of the underlying net assets of $4.1 million was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at January 1, 2000. An estimated amortization expense of $103,000 was recorded during the first quarter of 2000.

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. SEGMENT INFORMATION

     Under the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management in 2000. The Company has three reportable segments based on types of technology and applications. The "InVision" segment is comprised of those business units that deal with the development, manufacturing, marketing and support of explosive detection systems based on advanced computed tomography ("CT") technology. The "Quantum" segment is comprised of the business unit that deals with the development of technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance technology and passive magnetic sensing. The "WoodVision" segment is comprised of the business unit that deals with the development of technology to optimize the value and yield of harvested timber based on different types of technologies, primarily CT technology. Prior year's segment information has been presented to reflect the above structure of the Company's organization.

     Financial information by business segment is as follows (in thousands):

                                            INVISION         QUANTUM           WOODVISION          TOTAL
                                        ----------------  ----------------  ----------------   ---------------
FIRST QUARTER 2000
Revenues:
  Product and service revenues                 $ 13,822           $     -           $ 2,692          $ 16,514
  Government contract revenues                        -             2,165                 -             2,165
                                        ----------------  ----------------  ----------------   ---------------
Total revenues                                 $ 13,822           $ 2,165           $ 2,692          $ 18,679

Net income (loss)                              $   (217)          $  (177)          $  (266)         $   (660)

Total assets                                   $ 56,258           $ 4,493           $ 9,365          $ 70,116


FIRST QUARTER 1999
Revenues:
  Product and service revenues                 $ 15,515           $     -           $     -          $ 15,515
  Government contract revenues                        -             2,324                 -             2,324
                                        ----------------  ----------------  ----------------   ---------------
Total revenues                                 $ 15,515           $ 2,324           $     -          $ 17,839

Net income (loss)                              $  1,975           $  (161)          $     -          $  1,814

Total assets                                   $ 57,664           $ 4,619           $     -          $ 62,283


                           INVISION TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S ORDERS FROM THE FAA OR THE FAILURE TO OBTAIN ADDITIONAL ORDERS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, CERTIFICATION OF CERTAIN OF THESE PRODUCTS, RISK OF CERTIFICATION OF COMPETITORS' PRODUCTS, AND FLUCTUATIONS IN THE AMOUNT OF GOVERNMENT FUNDING OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

     InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems ("EDS") for civil aviation security, for log scanning for the wood products industry and for drug detection applications. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its smaller and lighter CTX 2500 system. In addition to these products, the Company has other products in development. In 1999, the CTX 9000 and CTX 2500 systems successfully completed FAA certification. The Company sold its first CTX 9000 system in the third quarter of 1999 and received an order for its first CTX 2500 system in March 2000. Since its first CTX sale in 1995 through April 2, 2000, the Company has received orders for a total of 208 CTX systems, of which a total of 197 have been shipped. For the three month periods ended April 2, 2000 and March 31, 1999, the Company had CTX product and service revenues of $13.8 million and $15.5 million, respectively, and as of April 2, 2000 the Company had in backlog CTX equipment orders and service agreements of approximately $21.6 million. In March 2000, the Company signed three contracts with the FAA for multiple CTX systems totaling approximately $14 million. These contracts have a potential value in excess of $180 million over the next three years for additional CTX systems, accessories and service. Additionally, in April 2000, the Company received an order valued at approximately $1.5 million from an international customer for a CTX system, upgrades and accessories.

     InVision's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, and detection of concealed weapons and landmines. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. In the third quarter of 1999, Quantum sold a QScan 160 EDS to the United States Navy for mail and other parcel screening applications at an international location. In 1997, Quantum began the development of a sophisticated prototype system, which combines QR explosives detection with metal detection, and is thus capable of detecting both plastic-cased and metal-cased landmines. In 1999, the unique capabilities of this landmine detection system were successfully demonstrated in a series of Department of Defense-sponsored, blind field tests, including the detection of TNT at Fort Leonard Wood, Missouri in the fourth quarter of 1999. Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of revenues associated with Quantum's contracts to conform to the 2000 presentation. For the three month periods ended April 2, 2000 and March 31, 1999, the Company had government contract revenues related to Quantum of $2.2 million and $2.3 million, respectively, and as of April 2, 2000, the Company had in backlog Quantum government contracts of $6.1 million. Additionally, in April 2000, Quantum received a $13.4 million contract from the U.S. Army to develop a vehicle-based landmine detection system.

     In February 2000, the Company created WoodVision, a new division formed to develop a new application for its CT technology to optimize the value and yield of harvested timber. Additionally, in February 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment based on laser and optical scanning technology for increasing the yield of the forest products industry for $5.2 million in cash and stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The acquisition was accounted for using the purchase method of accounting effective January 1, 2000.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX systems as well as the development of new hardware. At April 2, 2000, the Company had 119 full-time employees engaged in research and development activities while also using the services of 12 specialized contract employees and consultants in this area. Total research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. During the three month periods ended April 2, 2000 and March 31, 1999, the Company spent $2.7 million and $2.9 million, respectively, on research and development activities. Of these amounts, $0.3 million and $0.6 million, respectively, were funded under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As of April 2, 2000, the Company had in backlog research and development contracts and grants of $0.5 million.

     The Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the three month periods ended April 2, 2000 and March 31, 1999, $5.6 million and $12.6 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 33.7% and 81.2% of the Company's product and service revenues, respectively. For the year ended December 31, 1999, product and service revenues from the Company's largest customer, the U.S. government, were approximately $37.1 million, or 77.8% of the Company's product and service revenues.

     The Company's government contract revenue has historically been derived from funding provided by various U.S. government agencies. For the three month periods ended April 2, 2000 and March 31, 1999, $0.7 million and $1.5 million of the Company's government contract revenues were associated with funding from the Defense Advanced Research Projects Agency ("DARPA"), primarily for landmine detection, representing 31.5% and 64.4% of the Company's government contract revenues, respectively. Additionally, in the first quarter of 2000 and 1999, $0.7 million and $0.3 million related to funding from the FAA for EDS research and development, representing 30.3% and 14.4% of the Company's government contract revenues, respectively.

     The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products and services primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the three months ended April 2, 2000 and March 31, 1999 and the year ended December 31, 1999, international sales represented 35.2%, 17.5% and 18.0%, respectively, of the Company's product and service revenues.

     The sales cycle of the Company's CTX product line is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and integrate the product. Typically, six to twelve months may elapse between a new customer's initial evaluation of the Company's product line and the execution of a contract. Another three months to a year may elapse prior to shipment of the product as the customer site is prepared and the system is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

     The Company recognizes product revenue upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Systems typically carry a one-year warranty.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating data expressed as a percentage of total revenues for the periods indicated.

                                                  THREE MONTHS ENDED
                                              --------------------------
                                               APRIL 2,        MARCH 31,
                                                 2000            1999
                                              -----------     ----------
  Revenues:
    Product and service revenue                     88.4%          87.0%
    Government contract revenue                     11.6           13.0
                                              -----------     ----------
      Total revenue                                100.0          100.0
                                              -----------     ----------

  Cost of revenues:
    Product and service costs                       60.8           47.8
    Government contract costs                        8.4            9.2
                                              -----------     ----------
      Total cost of revenues                        69.2           57.0
                                              -----------     ----------

    Gross profit                                    30.8           43.0
                                              -----------     ----------

  Operating expenses:
    Research and development                        12.8           13.1
    Selling, general and administrative             23.4           18.5
                                              -----------     ----------
      Total operating expenses                      36.2           31.6
                                              -----------     ----------

  Income (loss) from operations                     (5.4)          11.4
  Interest expense                                  (0.3)          (0.4)
  Interest and other income, net                     2.1            0.9
                                              -----------     ----------
  Income (loss) before provision for
    income taxes                                    (3.6)          11.9

  Provision for income taxes                          --            1.8
                                              -----------     ----------

  Net income (loss)                                 (3.6)%         10.1%
                                              ===========     ==========


CURRENT QUARTER COMPARED TO PRIOR YEAR'S QUARTER

     REVENUES. The Company's revenues are comprised of product and service revenues, which include sales of the CTX systems, accessories, installation and configuration, and maintenance related to product support, and sales of control and automation systems for material processing equipment, primarily in the wood products industry, accessories, installation and maintenance related to product support; and government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities. Product and service revenues were $16.5 million for the first quarter of 2000, an increase of 6.4% from the $15.5 million in the first quarter of 1999. This increase was primarily attributable to product and service revenue from the Company's newly acquired subsidiary, Inovec, in the amount of $2.7 million and also due to increased service contract revenue for new support and maintenance agreements for CTX systems whose warranty periods expired during the past twelve months. These increases are partially offset by fewer CTX system sales and fewer accessories and upgrades sold in the first quarter of 2000 compared to the first quarter of 1999. The Company typically ships against a backlog of orders for its products. As of April 2, 2000, the Company had in backlog equipment orders and service agreements of $25.3 million.

     Government contract revenues were $2.2 million in the first quarter of 2000, a decrease of 6.8% from the $2.3 million in the first quarter of 1999. This decrease was primarily attributable to a decline in subcontract support in the first quarter of 2000 compared to the same period a year ago, partially offset by additional internal activities related to the landmine technologies. As of April 2, 2000, the Company had in backlog government contract revenue of approximately $6.1 million.

     GROSS PROFIT. Cost of product and service revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit for products and services may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit for product and services was $5.2 million in the first quarter of 2000, a decrease of 26.1% from the $7.0 million in the first quarter of 1999. Gross margins were 31.3% and 45.1%, respectively. The decrease in gross margins was primarily due to lower margins on the sale of CTX 9000 systems in the first quarter of 2000, primarily due to competitive pricing factors with an international customer, higher per unit costs related to the start-up of the initial production process, and higher manufacturing overhead costs per unit resulting from the manufacture of fewer units in the quarter compared to the same period a year ago. These decreases are partially offset by gross profit generated from Inovec's sales in the first quarter of 2000.

     Cost of government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $0.6 million in the first quarter of 2000 compared to $0.7 million in the first quarter of 1999. Gross margins were 27.4% and 29.2%, respectively. The decrease in gross margins is primarily due to the decline in subcontract support, which typically carry higher margins, and also due to lower margins on a firm-fixed-price contract in the first quarter of 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures by the Company are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided on a cost basis.

     Net research and development expenses were $2.4 million in the first quarter of 2000 compared to $2.3 million in the same quarter in 1999. Gross research and development expenses were $2.7 million in the first quarter of 2000, a decrease of 7.0% from the $2.9 million in the first quarter of 1999. Of these amounts, $0.3 million and $0.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. The Company capitalizes internally generated software costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Under SFAS 86, software production costs for computer software that is to be used as an integral part of the product or process are to be capitalized once technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. In the first quarter of 2000, the Company recorded amortization expense of $50,000 using the straight-line method over the forecasted units of production. No amortization expense was recorded in the same period a year ago. Software development costs qualifying for capitalization were insignificant in the first quarter of 2000 and 1999. As a percentage of revenues, net research and development expenses were 12.8% and 13.1% in the first quarter of 2000 and 1999, respectively. The decrease in gross research and development expenses is primarily the result of completion of two significant development projects in early 1999, specifically the development of the CTX 9000 and Qscan 160. These decreases are partially offset by additional expense incurred for the development of new prototypes in the first quarter of 2000 and also due to research and development expenses incurred by Inovec.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses were $4.4 million in the first quarter of 2000, an increase of 32.6% from the $3.3 million in the first quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses were 23.4% and 18.5% in the first three months of 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision and selling, general and administrative expenses of Inovec in the first quarter of 2000. The increase is also due to an increase in commission expense due to commissions paid to an outside sales agent for international sales.

     INTEREST EXPENSE. Interest expense decreased to $49,000 in the first quarter of 2000 from $72,000 in the first quarter of 1999. Interest expense in the first quarter of 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $384,000 in the first quarter of 2000 from

$161,000 in the first quarter of 1999. The 2000 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $406,000, partially offset by other expense (net) of $22,000. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $197,000, partially offset by other expense (net) of $36,000. The 2000 amount results from the higher cash equivalent and short-term investment balances in the first quarter of 2000 as compared to the 1999 quarter.

     PROVISION FOR INCOME TAXES. No tax provision or benefit was recorded for the first quarter of 2000 due to the net loss incurred in the period. The Company's effective tax rate for the first quarter of 1999 was 15%, which was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2007 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At April 2, 2000, the Company had $15.2 million in cash, cash equivalents and short-term investments, compared to $24.2 million at December 31, 1999. Working capital was $38.0 million at April 2, 2000 compared to $40.9 million at December 31, 1999.

     Net cash used in operating activities was $7.0 million in the three month period ended April 2, 2000, compared to $7.0 million provided by operating activities in the same period of 1999. Cash used in operating activities in the first quarter of 2000 primarily resulted from a net loss of $0.7 million, a $7.1 million increase in accounts receivable, a $1.5 million increase in inventories, and a $0.8 million increase in other assets, partially offset by a $2.1 million increase in accounts payable and accrued liabilities and the $0.9 million noncash effect of depreciation and amortization. Cash provided by operating activities in the first quarter of 1999 primarily resulted from net income of $1.8 million, the $0.6 million non cash effect from depreciation and amortization, a $4.1 million decrease in accounts receivable, a $1.1 million decrease in other current assets and a $0.9 million increase in accounts payable and accrued liabilities, partially offset by a $1.0 million decrease in deferred revenues and a $0.6 million increase in inventories.

     Net cash provided by investing activities was $3.0 million in the three month period ended April 2, 2000, compared to $303,000 in the three month period ended March 31, 1999. Net cash provided by investing activities in the first quarter of 2000 primarily resulted from $4.9 million on sales of short-term investments, partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $0.4 million in acquisitions of capital equipment. Net cash provided by investing activities in the first quarter of 1999 primarily resulted from $1.0 million in proceeds on sales of short-term investments (net of purchases), partially offset by $0.7 million in acquisitions of capital equipment. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash used in financing activities was $13,000 in the three month period ended April 2, 2000, compared to $3.0 million in the three month period ended March 31, 1999. Net cash used in financing activities in the first quarter of 2000 was primarily due to $90,000 in repayments of debt financing, partially offset by $77,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options. Net cash used in financing activities in the first quarter of 1999 was primarily due to $3.1 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $130,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

     In May 1999, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (9.0% at April 2, 2000) and are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At April 2, 2000, the Company was in default with the profitability covenant set forth in the loan agreement. In May 2000, the Company received a waiver of the default under the loan agreement from the bank for the period ended April 2, 2000. Proceeds of loans under both lines of credit may be used for general corporate purposes. At April 2, 2000, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $2.3 million, an outstanding commercial letter of credit secured by the lines of credit in the amount of $450,000 and foreign exchange contracts for which a 10% reserve of $0.2 million is secured by the lines of credit. There were no outstanding borrowings under the lines of credit at April 2, 2000. In May 2000, the bank extended the terms of the agreement for ninety days to expire in July 2000, at which time the Company expects to renew the revolving line of credit agreements for another twelve-month period.

     In May 1999, the Company renewed its committed equipment line of credit agreement with Silicon Valley Bank that converts into a term loan after drawdown. The agreement provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (9.0% at April 2, 2000) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36 month Treasury Note (6.47% at April 2, 2000) during the amortization period. Borrowings are secured by the assets purchased or financed. At April 2, 2000, the Company had an outstanding $0.4 million term loan due June 2003 and a $0.4 million term loan due November 2001 from drawdowns under a prior year line of credit. The term loans bear interest of 8.99% and 9.03%, respectively. The Company had remaining borrowing capacity of $0.5 million under the current year line of credit as of April 2, 2000. In May 2000, the bank extended the terms of the agreement for ninety days to expire in July 2000, at which time the Company expects to renew the equipment line of credit agreement for another twelve-month period.

     The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arose as a result of computer programs being written using two digits rather than four to define the applicable year. During 1999 the Company evaluated the products it sells and its internal computerized systems, taking corrective action, as appropriate, to avoid potential Year 2000 problems and to make all of its products and internal computerized systems determined to be mission critical Year 2000 compliant. The Company knows of no instances in which its products or its internal computerized systems failed to operate as specified due to date formatting issues associated with calculating, comparing, and sequencing from, into, and between the twentieth and twenty-first centuries, and the years 1998, 1999, 2000, and leap year calculations. Additionally, the Company identified those third party suppliers whose products or services are mission critical and developed contingency plans. The Company knows of no instances in which its third party suppliers have experienced Year 2000 problems.

BUSINESS RISKS

     HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of April 2, 2000, the Company had an accumulated deficit of approximately $9.8 million. Although the Company has been profitable on an annual basis the past three years, profitability in 1999 was below that of the prior two years, the Company has experienced a net loss in each of the prior three quarters and there can be no assurance that the Company will maintain annual profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX Series by InVision or introduction of new products by it or its competitors and the market acceptance thereof; changes in pricing policies by InVision, its competitors or suppliers, including decreases in average selling prices of the CTX Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers and the mix between sales of various CTX products; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may choose to increase spending which is not reimbursed by government or other third party contracts in response to competition or as it pursues new market opportunities in the areas of WoodVision, landmine detection and others, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the

Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors. This failure to meet market expectations has in the past and may again in the future result in a decline in the trading price of the Common Stock.

     DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA. Although the FAA has signed three new contracts with the Company to purchase up to 60 of each of the Company's CTX 9000, CTX 5500 and CTX 2500 systems, there can be no assurance that the FAA will obtain funding to purchase or will purchase more than the four CTX 9000 systems, eight CTX 5500 systems and two CTX 2500 systems for which the Company has received orders to date. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the Common Stock.

     PUBLIC AGENCY CONTRACT AND BUDGET CONSIDERATIONS. Substantially all of InVision's EDS customers and a high percentage of Quantum's research and development customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending. A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments with interest rates which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in high-credit quality securities.

     FOREIGN EXCHANGE RISK AND IMPACT OF INFLATION. The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, the Company will enter into forward exchange contracts to mitigate foreign exchange risk. In the first quarter of 2000, the Company entered into forward exchange contracts of approximately $2.5 million to hedge against foreign exchange risk for a contract with an international customer. The Company did not hedge any foreign exchange risk in 1999. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars, however, when purchased in foreign currencies, are generally made on an as needed basis. The Company generally does not have material advance purchase commitments in foreign currencies.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           10.37 Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000

           27     Financial Data Schedule.



     (b) The Registrant filed the following Reports on Form 8-K during the quarter ended April 2, 2000:

          (1) Current Report on Form 8-K dated February 23, 2000 (Item 5. Other Events - Acquisition of Inovec, Inc.)

          (2) Current Report on Form 8-K dated April 24, 2000 (Item 4. Changes in Registrant's Certifying Accountant)

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INVISION TECHNOLOGIES, INC.



Date: May 16, 2000             /s/ SERGIO MAGISTRI
                               -------------------
                               Dr. Sergio Magistri
                               President and Chief Executive Officer
                               (PRINCIPAL EXECUTIVE OFFICER)


Date: May 16, 2000             /s/ ALFRED V. LARRENAGA
                               -----------------------
                               Alfred V. Larrenaga
                               Senior Vice President and Chief Financial Officer
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
