Form 10-Q
period 2000-07-02
INVISION TECHNOLOGIES INC
filed 2000-08-15
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(Mark One)


[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JULY 2, 2000 or


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

On July 2, 2000, there were 12,304,414 shares of the Registrant's Common Stock outstanding.

                           INVISION TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX


ITEM                                                                                                           PAGE
----                                                                                                           -----
PART  I:  FINANCIAL INFORMATION

1.   Consolidated Financial Statements (unaudited)

     a.  Consolidated Balance Sheets - July 2, 2000 and December 31, 1999 *.......................................3

     b.  Consolidated Statements of Operations - Three months and six months ended July 2, 2000 and June 30, 1999 .................................................................4

     c.  Condensed Consolidated Statements of Cash Flows - Six months ended July 2, 2000 and June 30, 1999..................................................................5

     d.  Notes to Consolidated Financial Statements ..............................................................6

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......................10

3.   Quantitative and Qualitative Disclosures about Market Risk..................................................17


PART  II.  OTHER INFORMATION

3.   Legal Proceedings...........................................................................................18

4.   Submission of Matters to a Vote of Security Holders.........................................................19

5.   Other Information...........................................................................................20

6.   Exhibits and Reports on Form 8-K............................................................................20

Signature Page ..................................................................................................21

* December 31, 1999 consolidated balance sheet is derived from the audited financial statements included within the Company's Form 10-K filed on March 30, 2000.

                           INVISION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              (UNAUDITED)
                                                                                JULY 2,        DECEMBER 31,
                                                                                 2000             1999
                                                                             --------------   --------------
ASSETS

Current assets:
    Cash and cash equivalents                                                 $     15,508     $     18,282
    Short-term investments                                                               -            5,887
    Accounts receivable, net                                                        13,968           10,633
    Inventories                                                                     23,854           17,460
    Other current assets                                                             2,908            2,972
                                                                             --------------   --------------
        Total current assets                                                        56,238           55,234

Property and equipment, net                                                          6,414            6,796
Intangible assets, net                                                               3,962                -
Other assets                                                                           896              957
                                                                             --------------   --------------
                 Total assets                                                 $     67,510     $     62,987
                                                                             ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $      5,319     $      5,128
    Accrued liabilities                                                              9,718            5,566
    Deferred revenue                                                                 4,343            3,194
    Current maturities of long-term obligations                                        427              433
                                                                             --------------   --------------
        Total current liabilities                                                   19,807           14,321
                                                                             --------------   --------------

Long-term obligations                                                                2,011            1,181
                                                                             --------------   --------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;                          -                -
       no shares issued and outstanding
    Common stock, $0.001 par value, 20,000,000 shares                                   12               12
       authorized; 12,304,000 and 12,190,000 shares issued and outstanding
    Additional paid-in capital                                                      58,411           57,910
    Deferred stock compensation expense                                                (32)             (63)
    Accumulated deficit                                                            (11,500)          (9,175)
    Treasury stock, at cost (201,000  shares)                                       (1,199)          (1,199)
                                                                             --------------   --------------
          Total stockholders' equity                                                45,692           47,485
                                                                             --------------   --------------
                 Total liabilities and stockholders' equity                   $     67,510     $     62,987
                                                                             ==============   ==============

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -------------------------     -------------------------
                                                    JULY 2,     JUNE 30,          JULY 2,     JUNE 30,
                                                     2000         1999             2000         1999
                                                  ------------ ------------     ------------ ------------
Revenues:
  Product and service revenue                      $   14,270   $   11,732       $   30,784   $   27,247
  Government contract revenue                           2,712        2,830            4,877        5,154
                                                  ------------ ------------     ------------ ------------
    Total revenues                                     16,982       14,562           35,661       32,401
                                                  ------------ ------------     ------------ ------------

Cost of revenues:
  Product and service costs                             9,852        6,742           21,201       15,266
  Government contract costs                             1,908        2,197            3,479        3,842
                                                  ------------ ------------     ------------ ------------
    Total cost of revenues                             11,760        8,939           24,680       19,108
                                                  ------------ ------------     ------------ ------------

  Gross profit                                          5,222        5,623           10,981       13,293
                                                  ------------ ------------     ------------ ------------

Operating expenses:
  Research and development                              2,563        2,874            4,945        5,202
  Selling, general and administrative                   4,386        2,724            8,758        6,021
                                                  ------------ ------------     ------------ ------------
    Total operating expenses                            6,949        5,598           13,703       11,223
                                                  ------------ ------------     ------------ ------------

Income (loss) from operations                          (1,727)          25           (2,722)       2,070
Interest expense                                          (39)         (55)             (88)        (127)
Interest and other income, net                            101          157              485          318
                                                  ------------ ------------     ------------ ------------
Income (loss) before provision for income taxes        (1,665)         127           (2,325)       2,261

Provision for income taxes                                  -           19                -          339
                                                  ------------ ------------     ------------ ------------

Net income (loss)                                  $   (1,665)  $      108       $   (2,325)  $    1,922
                                                  ============ ============     ============ ============

Net income (loss) per share:
  Basic                                            $    (0.14)  $     0.01       $    (0.19)  $     0.16
                                                  ============ ============     ============ ============
  Diluted                                          $    (0.14)  $     0.01       $    (0.19)  $     0.15
                                                  ============ ============     ============ ============

Weighted average shares outstanding:
  Basic                                                12,290       12,118           12,249       12,088
  Diluted                                              12,290       12,779           12,249       12,759

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                             --------------------------
                                                                              JULY 2,       JUNE 30,
                                                                                2000          1999
                                                                             -----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           $  (6,618)    $    7,605
                                                                             -----------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (818)        (1,103)
      Proceeds from (purchases of) short-term investments, net                    5,887            997
      Purchase of Inovec, net of cash acquired                                   (1,510)             -
                                                                             -----------   ------------
  Net cash provided by (used in) investing activities                             3,559           (106)
                                                                             -----------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Repayments of short-term debt                                                   -         (2,930)
      Repayments of long-term debt                                                 (216)          (555)
      Proceeds from issuance of common stock                                        501            276
                                                                             -----------   ------------
  Net cash provided by (used in) financing activities                               285         (3,209)
                                                                             -----------   ------------

Net change in cash and cash equivalents for the period                           (2,774)         4,290
Cash and cash equivalents at beginning of period                                 18,282         10,462
                                                                             -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  15,508     $   14,752
                                                                             ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                             $      66      $     145
    Income taxes paid                                                         $     185      $     255

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM UNAUDITED FINANCIAL INFORMATION

         The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, including the notes thereto, included in the Company's Annual Report on Form 10-K.

         Operating results for the three and six month periods ended July 2, 2000 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2000 or any other future period.

         In 2000, the Company changed its fiscal reporting periods to thirteen week quarters, with each quarter ending on the Sunday closest to a calendar quarter end. The fiscal year end remains December 31. In prior years, the quarters ended on a calendar quarter end date. The second quarters of 2000 and 1999 both consisted of 91 days and the first six months of 2000 and 1999 consisted of 184 and 181 days, respectively, and the effect of these three additional days in 2000 on revenues and net loss was not deemed to be significant.

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

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):


                                                       Three Months Ended
                                        --------------------------------------------------
                                             July 2, 2000              June 30, 1999
                                        ------------------------  ------------------------
                                                           Per                       Per
                                        Income            Share                     Share
                                        (Loss)   Shares   Amount   Income  Shares   Amount
                                        -------- -------- -------- ------- -------- -------
Basic net income (loss) per share:
  Income (loss) available to
     common  stockholders               $(1,665)  12,290  $ (0.14)  $ 108   12,118  $ 0.01
 Effect of dilutive securities:
    Options                                -        -        -        -        661     -
                                        -------- -------- -------- ------- -------- -------
Diluted net income (loss) per share:
    Income (loss) available to common
     stockholders plus assumed
     conversions                        $(1,665)  12,290  $ (0.14)  $ 108   12,779  $ 0.01
                                        ======== ======== ======== ======= ======== =======


                                                            Six Months Ended
                                          --------------------------------------------------
                                                July 2, 2000             June 30, 1999
                                          ------------------------- ------------------------
                                                             Per                      Per
                                           Income           Share                    Share
                                           (Loss)   Shares  Amount  Income   Shares  Amount
                                          --------- ------- ------- -------- ------- -------
Basic net income (loss) per share:
  Income (loss) available to
     common  stockholders                 $ (2,325) 12,249  $ (0.19)$ 1,922  12,088  $ 0.16
 Effect of dilutive securities:
    Options                                   -       -       -        -        671   (0.01)
                                          --------- ------- ------- -------- ------- -------
Diluted net income (loss) per share:
    Income (loss) available to common
     stockholders plus assumed
     conversions                          $ (2,325) 12,249  $ (0.19)$ 1,922  12,759  $ 0.15
                                          ========= ======= ======= ======== ======= =======

         The computation of diluted net income per share for the three and six months ended July 2, 2000 does not include shares issuable upon exercise of options of 1,587,825 and 1,418,481, respectively, because their effect would have been anti-dilutive.

         REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 2, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

2.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                                                       JULY 2,   DEC. 31,
                                                                        2000       1999
                                                                      ---------- ----------
             Inventories:
               Raw material and purchased components                    $ 8,757    $ 6,416
               Field service spare parts                                  5,650      4,412
               Work-in-process                                            8,610      6,316
               Finished goods                                               837        316
                                                                      ---------- ----------
                 Total                                                 $ 23,854   $ 17,460
                                                                      ========== ==========

3.       ACQUISITION OF INOVEC, INC.

         Effective January 1, 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $2.4 million in cash and $2.8 million in stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The acquisition was accounted for using the purchase method of accounting effective January 1, 2000. The excess purchase price over the fair market value of the underlying net assets of $4.1 million was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at January 1, 2000. Estimated amortization expense of $104,000 and $207,000 was recorded during the three months and six months ended July 2, 2000, respectively.

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       SEGMENT INFORMATION

         Under the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management in 2000. The Company has three reportable segments based on types of technology and applications. The "InVision" segment is comprised of those business units that deal with the development, manufacturing, marketing and support of explosive detection systems based on advanced computed tomography ("CT") technology. The "Quantum" segment is comprised of the business unit that deals with the development of technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance technology and passive magnetic sensing. The "WoodVision" segment is comprised of the business unit that deals with the development of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology. Prior year's segment information has been presented to reflect the above structure of the Company's organization.

         Financial information by business segment is as follows (in thousands):

                                     INVISION   QUANTUM     WOODVISION  TOTAL
-------------------------------------------------------------------------------
SECOND QUARTER 2000
Revenues:
   Product and service revenues     $  9,952     $     -     $ 4,318   $ 14,270
   Government contract revenues            -       2,712           -      2,712
                                    ---------  ----------  ---------- ----------
Total Revenues                      $  9,952     $ 2,712     $ 4,318   $ 16,982

Net income (loss)                   $ (1,328)    $    16     $  (353)  $ (1,665)

Total assets                        $ 55,415     $ 4,165     $ 7,930   $ 67,510

-------------------------------------------------------------------------------
SECOND QUARTER 1999
Revenues:
   Product and service revenues     $ 11,732     $     -     $     -   $ 11,732
   Government contract revenues            -       2,830           -      2,830
                                    ---------  ----------  ---------- ----------
Total revenues                      $ 11,732     $ 2,830     $     -   $ 14,562

Net income (loss)                   $    194     $   (86)    $     -   $    108

Total assets                        $ 55,667     $ 4,886     $     -   $ 60,553

-------------------------------------------------------------------------------
FIRST SIX MONTHS 2000
Revenues:
   Product and service revenues     $ 23,774     $     -     $ 7,010   $ 30,784
   Government contract revenues            -       4,877           -      4,877
                                    ---------  ----------  ---------- ----------
Total revenues                      $ 23,774     $ 4,877     $ 7,010   $ 35,661

Net income (loss)                   $ (1,545)    $  (161)    $  (619)  $ (2,325)

Total assets                        $ 55,415     $ 4,165     $ 7,930   $ 67,510

-------------------------------------------------------------------------------
FIRST SIX MONTHS 1999
Revenues:
   Product and service revenues     $ 27,247     $     -     $     -   $ 27,247
   Government contract revenues            -       5,154           -      5,154
                                    ---------  ----------  ---------- ----------
Total revenues                      $ 27,247     $ 5,154     $     -   $ 32,401

Net income (loss)                   $  2,169     $  (247)    $     -   $  1,922

Total assets                        $ 55,667     $ 4,886     $     -   $ 60,553

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       LITIGATION

         In July 2000, the Company and Quantum settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") (the "Complaint") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants") (the "Settlement Agreement"). The Complaint asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. This Complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the Complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company and Quantum agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

                           INVISION TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S CONTRACTS WITH THE FEDERAL AVIATION ADMINISTRATION ("FAA") OR THE FAILURE TO OBTAIN ADDITIONAL DELIVERY ORDERS UNDER THOSE CONTRACTS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, CERTIFICATION OF CERTAIN OF THESE PRODUCTS, RISK OF CERTIFICATION OF COMPETITORS' PRODUCTS, AND FLUCTUATIONS IN THE AMOUNT OF GOVERNMENT FUNDING OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES, AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

         InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems ("EDS") for civil aviation security, for log scanning for the wood products industry and for drug detection applications. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its smaller and lighter CTX 2500 system. In addition to these products, the Company has other products in development. In 1999, the CTX 9000 and CTX 2500 systems successfully completed FAA certification. The Company sold its first CTX 9000 system in the third quarter of 1999 and its first CTX 2500 system in the second quarter of 2000. Since its first CTX sale in 1995 through July 2, 2000, the Company has received orders for a total of 218 CTX systems, of which a total of 204 have been shipped. For the three month and six month periods ended July 2, 2000, the Company had CTX product and service revenues of $10.0 million and $23.8 million, respectively, and as of July 2, 2000 the Company had in backlog CTX equipment orders and service agreements of approximately $22.9 million. In March 2000, the Company signed three contracts with the FAA for multiple CTX systems with a potential value in excess of $180 million over the next three years. Through July 2, 2000, the Company has received delivery orders totaling $21.7 million under these contracts. Additionally, in July 2000, the Company entered into a contract with a potential value of over $27 million over three years with an international customer. Under this contract, the Company has received delivery orders for multiple CTX 9000 systems and accessories with a total value of $3.5 million.

         InVision's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, and detection of concealed weapons and landmines. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. In 1997, Quantum began the development of a sophisticated prototype system, which combines QR explosives detection with metal detection, and is thus capable of detecting both plastic-cased and metal-cased landmines. In 1999, the unique capabilities of this landmine detection system were successfully demonstrated in a series of Department of Defense-sponsored, blind field tests, including the detection of TNT at Fort Leonard Wood, Missouri in the fourth quarter of 1999. Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of revenues associated with Quantum's contracts to conform to the 2000 presentation. For the three month and six month periods ended July 2, 2000, the Company had government contract revenues related to Quantum of $2.7 million and $4.9 million, respectively, and as of July 2, 2000, the Company had in backlog Quantum government contracts of $18.9 million.

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

         The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX systems as well as the development of new hardware. At July 2, 2000, the Company had 122 full-time employees engaged in research and development activities while also using the services of 15 specialized contract employees and consultants in this area. During the six month periods ended July 2, 2000 and June 30, 1999, the Company spent $5.2 million and $5.8 million, respectively, on research and development activities. For the first six months of 2000 and 1999, $0.5 million and $0.8 million, respectively, were funded by the FAA and other government agencies under research and development contracts and grants. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As of July 2, 2000, the Company had in backlog research and development contracts and grants of $7.9 million.

         The Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the six month periods ended July 2, 2000 and June 30, 1999, $9.6 million and $21.1 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 31.3% and 77.6% of the Company's product and service revenues, respectively. For the year ended December 31, 1999, product and service revenues from the Company's largest customer, the U.S. government, were approximately $37.1 million, or 77.8% of the Company's product and service revenues.

         The Company's government contract revenue has historically been derived from funding provided by various U.S. government agencies. For the six month periods ended July 2, 2000 and June 30, 1999, $1.3 million and $3.5 million, respectively, of the Company's government contract revenues were associated with funding from the Defense Advanced Research Projects Agency ("DARPA"), primarily for landmine detection, representing 26.3% and 68.3% of the Company's government contract revenues, respectively. Additionally, in the first six months of 2000, $1.4 million and $0.9 million of the Company's government contract revenues related to funding from the FAA for EDS research and development and from the U.S. Navy for landmine and EDS research, representing 29.0% and 19.3% of the Company's government contract revenues, respectively. No other customer accounted for more than 10% of revenues in the first six months of 1999.

         The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products and services primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the six months ended July 2, 2000 and June 30, 1999 and the year ended December 31, 1999, international sales represented 34.4%, 19.4% and 18.0%, respectively, of the Company's product and service revenues.

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

         The Company's government contract revenue is substantially derived from Quantum activities performed under U.S. government contracts. These contracts are typically in the form of cost-plus-fixed-fee or firm-fixed-price awards. The Company recognizes revenue on these contracts using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data expressed as a percentage of total revenues for the periods indicated.


                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     -----------------------   -----------------------
                                                      JULY 2,      JUNE 30,     JULY 2,     JUNE 30,
                                                       2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------
Revenues:
  Product and service revenue                             84.0  %      80.6 %       86.3  %      84.1 %
  Government contract revenue                             16.0         19.4         13.7         15.9
                                                     ----------   ----------   ----------   ----------
    Total revenues                                       100.0        100.0        100.0        100.0
                                                     ----------   ----------   ----------   ----------

Cost of revenues:
  Product and service costs                               58.0         46.3         59.5         47.1
  Government contract costs                               11.2         15.1          9.8         11.9
                                                     ----------   ----------   ----------   ----------
    Total cost of revenues                                69.2         61.4         69.3         59.0
                                                     ----------   ----------   ----------   ----------

  Gross profit                                            30.8         38.6         30.7         41.0
                                                     ----------   ----------   ----------   ----------

Operating expenses:
  Research and development                                15.1         19.7         13.9         16.1
  Selling, general and administrative                     25.8         18.7         24.6         18.6
                                                     ----------   ----------   ----------   ----------
    Total operating expenses                              40.9         38.4         38.5         34.7
                                                     ----------   ----------   ----------   ----------

Income (loss) from operations                            (10.1)         0.2         (7.8)         6.3
Interest expense                                          (0.2)        (0.4)        (0.2)        (0.4)
Interest and other income, net                             0.6          1.1          1.4          1.0
                                                     ----------   ----------   ----------   ----------
Income (loss) before provision for income taxes           (9.7)         0.9         (6.6)         6.9

Provision for income taxes                                   -          0.1            -          1.0
                                                     ----------   ----------   ----------   ----------

Net income (loss)                                         (9.7) %       0.8 %       (6.6) %       5.9 %
                                                     ==========   ==========   ==========   ==========

CURRENT QUARTER COMPARED TO PRIOR YEAR'S QUARTER

         REVENUES. The Company's revenues are comprised of: (i) product and service revenues, which include revenues from sales of CTX systems and control and automation systems for material processing equipment, primarily in the wood products industry, and related accessories, installation and configuration, and maintenance contracts related to product support; and (ii) government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities. Product and service revenues were $14.3 million for the second quarter of 2000, an increase of 21.6% from the $11.7 million in the second quarter of 1999. This increase was primarily attributable to product and service revenue from the Company's newly acquired subsidiary, Inovec, in the amount of $4.3 million and also due to increased service contract revenue for new support and maintenance agreements for CTX systems whose warranty periods expired during the past twelve months. These increases are partially offset by fewer CTX system sales sold in the second quarter of 2000 compared to the second quarter of 1999. The Company experienced a number of unexpected hardware failures during factory acceptance testing during the last week of the second quarter of 2000 on several of its CTX systems and as a result, revenues were adversely impacted by approximately $5 million. The Company typically ships against a backlog of orders for its products. As of July 2, 2000, the Company had in backlog equipment orders and service agreements of $27.1 million.

         Government contract revenues were $2.7 million in the second quarter of 2000, a decrease of 4.2% from the $2.8 million in the second quarter of 1999. This decrease was primarily attributable to a significant material purchase in the second quarter of 1999 that was billed to the customer in accordance with terms in the landmine contract. As of July 2, 2000, the Company had in backlog government contract revenue of approximately $18.9 million.

         GROSS PROFIT. Cost of product and service revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit for products and services may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various airport environments. Gross profit for product and services was $4.4 million in the second quarter of 2000, a decrease of 11.5% from the $5.0 million in the second quarter of 1999. Gross margins were 31.0% and 42.5%, respectively. The decrease in gross margins was primarily due to lower margins on the sale of CTX 9000 systems in the second quarter of 2000, primarily due to competitive pricing factors with international customers and higher manufacturing overhead costs per unit resulting from the manufacture of fewer units in the quarter compared to the same period a year ago. These decreases are partially offset by gross profit generated from Inovec's sales in the second quarter of 2000.

         Cost of government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $0.8 million in the second quarter of 2000 compared to $0.6 million in the second quarter of 1999. Gross margins were 29.6% and 22.4%, respectively. The increase in gross margins is primarily due to lower margins incurred in the second quarter of 1999 for a significant material purchase which typically carries lower margins.

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

         Gross research and development expenses were $2.6 million in the second quarter of 2000, a decrease of 8.9% from the $2.9 million in the second quarter of 1999. Of the 2000 amount, $55,000 was funded by research and development contracts and grants from the FAA and other government agencies and private entities. No amounts were funded for the second quarter of 1999. To the extent that research and development contracts and grants receipts decline in the future, research and development expenditures borne by the Company would increase, and the Company expects that its results of operations would be adversely impacted. As a percentage of revenues, net research and development expenses were 15.1% and 19.7% in the second quarter of 2000 and 1999, respectively. The decrease in gross research and development expenses is primarily the result of fewer engineering services in the second quarter of 2000 compared to the same period a year ago, primarily due to a different mix of development projects quarter to quarter. These decreases are partially offset by research and development expenses incurred by Inovec in the second quarter of 2000. As of July 2, 2000, the Company had in backlog research and development contracts and grants of $7.9 million.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

         Selling, general and administrative expenses were $4.4 million in the second quarter of 2000, an increase of 61.0% from the $2.7 million in the second quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses were 25.8% and 18.7% in the second quarter of 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision and selling, general and administrative expenses of Inovec in the second quarter of 2000. The increase is also due to an increase in commission expense due to commissions paid to an outside sales agent for international sales in the second quarter of 2000.

         INTEREST EXPENSE. Interest expense decreased to $39,000 in the second quarter of 2000 from $55,000 in the second quarter of 1999. Interest expense in the second quarter of 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net, decreased to $101,000 in the second quarter of 2000 from $157,000 in the second quarter of 1999. The 2000 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $161,000, partially offset by other expense (net) of $60,000. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $225,000, partially offset by other expense (net) of $68,000.

         PROVISION FOR INCOME TAXES. No tax provision or benefit was recorded for the second quarter of 2000 due to the net loss incurred in the period. The Company's effective tax rate for the second quarter of 1999 was 15%, which was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2007 to 2011.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR SIX MONTH PERIOD

         REVENUES. Product and service revenues were $30.8 million for the first six months of 2000, an increase of 13.0% from the $27.2 million in the first six months of 1999. This increase was primarily attributable to product and service revenue from the Company's newly acquired subsidiary, Inovec, in the amount of $7.0 million and also due to increased service contract revenue for new support and maintenance agreements for CTX systems whose warranty periods expired during the past twelve months. These increases are partially offset by fewer CTX system sales and fewer accessories and upgrades sold in the first six months of 2000 compared to the first six months of 1999. The Company experienced a number of unexpected hardware failures during factory acceptance testing during the last week of the second quarter of 2000 on several of its CTX systems and as a result, revenues were adversely impacted by approximately $5 million.

         Government contract revenues were $4.9 million in the first six months of 2000, a decrease of 5.4% from the $5.2 million in the first six months of 1999. This decrease was primarily attributable to a significant material purchase in the prior year that was billed to the customer in accordance with terms in the landmine contract and also due to a decline in subcontract support in the first six months of 2000 compared to the same period a year ago. These decreases are partially offset by additional internal activities related to the landmine technologies in the first six months of 2000.

         GROSS PROFIT. Gross profit for product and services was $9.6 million in the first six months of 2000, a decrease of 20.0% from the $12.0 million in the first six months of 1999. Gross margins were 31.1% and 44.0%, respectively. The decrease in gross margins was primarily due to lower margins on the sale of CTX 9000 systems in the first six months of 2000, primarily due to competitive pricing factors with international customers and higher manufacturing overhead costs per unit resulting from the manufacture of fewer units in the first six months of 2000 compared to the same period a year ago. These decreases are partially offset by gross profit generated from Inovec's sales in the first six months of 2000.

         Cost of government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $1.4 million in the first six months of 2000 compared to $1.3 million in the first six months of 1999. Gross margins were 28.7% and 25.5%, respectively. The increase in gross margins is primarily due to low margins incurred in the prior year for a significant material purchase in the first six months of 1999, which typically carries lower margins.

         RESEARCH AND DEVELOPMENT. Net research and development expenses were $4.9 million in the first six months of 2000 compared to $5.2 million in the same quarter in 1999. Gross research and development expenses were $5.2 million in the first six months of 2000, a decrease of 11.3% from the $5.8 million in the first six months of 1999. Of these amounts, $0.2 million and $0.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. As a percentage of revenues, net research and development expenses were 13.9% and 16.1% in the first six months of 2000 and 1999, respectively. The decrease in gross research and development expenses is primarily the result of completion of two significant development projects in early 1999, specifically the development of the CTX 9000 and Qscan 160 and decreased engineering services, primarily due to the mix of development projects compared to the same period a year ago. These decreases are partially offset by research and development expenses incurred by Inovec in the first six months of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $8.8 million in the first six months of 2000, an increase of 45.5% from the $6.0 million in the first six months of 1999. As a percentage of total revenues, selling, general and administrative expenses were 24.6% and 18.6% in the first six months of 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision and selling, general and administrative expenses of Inovec in the first six months of 2000. The increase is also due to an increase in commission expense due to commissions paid to outside sales agents for international sales on the CTX 9000 systems in the first six months of 2000.

         INTEREST EXPENSE. Interest expense decreased to $88,000 in the first six months of 2000 from $127,000 in the first six months of 1999. Interest expense in the first six months of 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

         INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $485,000 in the first six months of 2000 from $318,000 in the first six months of 1999. The 2000 amount consists primarily of interest income for the first six months on cash equivalents and short-term investments of $567,000 partially offset by other expense (net) of $82,000. The 1999 amount consists primarily of interest income for the period on cash equivalents and short-term investments of $423,000, partially offset by other expense (net) of $105,000.

         PROVISION FOR INCOME TAXES. No tax provision or benefit was recorded for the first six months of 2000 due to the net loss incurred in the period. The Company's effective tax rate for the first six months of 1999 was 15%, which was lower than statutory tax rates primarily due to the utilization of net operating loss carryforwards. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2007 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At July 2, 2000, the Company had $15.5 million in cash, cash equivalents and short-term investments, compared to $24.2 million at December 31, 1999. Working capital was $36.4 million at July 2, 2000 compared to $40.9 million at December 31, 1999.

         Net cash used in operating activities was $6.6 million in the six month period ended July 2, 2000, compared to $7.6 million provided by operating activities in the same period of 1999. Cash used in operating activities in the first six months of 2000 primarily resulted from a net loss of $2.3 million, a $5.8 million increase in inventories, a $1.8 million increase in accounts receivable, and a $0.7 million decrease in deferred revenue, partially offset by a $2.0 million increase in accrued liabilities, the $1.4 million noncash effect of depreciation and amortization, and a $0.7 million decrease in other current assets. Cash provided by operating activities in the first six months of 1999 primarily resulted from net income of $1.9 million, the $1.3 million non cash effect from depreciation and amortization, a $6.7 million decrease in accounts receivable and a $1.0 million decrease in other current assets for the release of restricted cash, partially offset by a $1.7 million increase in inventories and a $1.1 million decrease in deferred revenues.

         Net cash provided by investing activities was $3.6 million in the six month period ended July 2, 2000, compared to $106,000 used in investing activities in the six month period ended June 30, 1999. Net cash provided by investing activities in the first six months of 2000 primarily resulted from $5.9 million on sales of short-term investments, partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $0.8 million in acquisitions of capital equipment. Net cash used in investing activities in the first six months of 1999 primarily resulted from $1.1 million in acquisitions of capital equipment, partially offset by $1.0 million in proceeds on sales of short-term investments (net of purchases). The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

         Net cash provided by financing activities was $285,000 in the six month period ended July 2, 2000, compared to $3.2 million used in financing activities in the six month period ended June 30, 1999. Net cash provided by financing activities in the first six months of 2000 was primarily due to $501,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $216,000 in repayments of debt financing, Net cash used in financing activities in the first six months of 1999 was primarily due to $3.5 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $276,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

         In May 1999, the Company renewed its two one-year revolving line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings of $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of the sum of 90% of eligible export accounts receivable plus 70% of eligible raw materials and work-in-process inventory designated for export customers, net of advance payments and deposits, or $2.5 million. Borrowings under both agreements bear interest at the bank's prime rate (9.5% at July 2, 2000) and are secured by all of the Company's assets other than its intellectual property. The agreements require that the Company maintain certain financial ratios and levels of tangible net worth and profitability and also prohibit the Company from paying cash dividends. At July 2, 2000, the Company was in default with the profitability covenant set forth in the loan agreement. In August 2000, the Company received a waiver of the default under the loan agreement from the bank for the period ended July 2, 2000. Proceeds of loans under both lines of credit may be used for general corporate purposes. At July 2, 2000, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $2.3 million and foreign exchange contracts for which a 10% reserve of $0.1 million is secured by the lines of credit. There were no outstanding borrowings under the lines of credit at July 2, 2000. The Company is in the process of renewing the revolving line of credit agreements with the bank, who has extended the terms of the current agreements to expire in August 2000. The Company expects to renew the revolving line of credit agreements for another twelve-month period.

         In May 1999, the Company renewed its committed equipment line of credit agreement with Silicon Valley Bank that converts into a term loan after drawdown. The agreement provides for borrowings up to $0.5 million. Borrowings under this agreement bear interest at the bank's prime rate (9.5% at April 2, 2000) plus 0.25% or the bank's prime rate plus 0.25% during the draw period and a fixed rate equal to 3.5% above the yield of a 36-month Treasury Note (6.32% at July 2, 2000) during the amortization period. Borrowings are secured by the assets purchased or financed. At July 2, 2000, the Company had an outstanding $0.4 million term loan due June 2003 and a $0.3 million term loan due November 2001 from drawdowns under a prior year line of credit. The term loans bear interest of 8.99% and 9.03%, respectively. The Company had remaining borrowing capacity of $0.5 million under the current year line of credit as of July 2, 2000. The Company is in the process of renewing the equipment line of credit agreement with the bank, who has extended the terms of the current agreement to expire in August 2000. The Company expects to renew the equipment line of credit agreement for another twelve-month period.

         The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

         HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first six months of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of July 2, 2000, the Company had an accumulated deficit of approximately $11.5 million. Although the Company has been profitable on an annual basis for the past three years, profitability in 1999 was below that of the prior two years, the Company has experienced a net loss in each of the prior four quarters and there can be no assurance that the Company will attain annual profitability for 2000 or maintain annual profitablity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by manufacturing delays related to introduction of new products, custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX Series by InVision or introduction of new products by it or its competitors and the market acceptance thereof; changes in pricing policies by InVision, its competitors or suppliers, including decreases in average selling prices of the CTX Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers and the mix between sales of various CTX products; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may experience decreases in spending reimbursed by government or third party contracts or choose to increase spending which is not reimbursed by government or other third party contracts in response to competition or as it pursues new market opportunities in the areas of WoodVision, landmine detection and others, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors. This failure to meet market expectations has in the past and may again in the future result in a decline in the trading price of the common stock.

         DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers.
While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. To date, all orders from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA. Although the FAA has signed three new contracts with the Company to purchase up to 60 of each of the Company's CTX 9000, CTX 5500 and CTX 2500 systems with a potential value in excess of $180 million, there can be no assurance that the FAA will obtain funding to purchase or will purchase more than the $21.7 million for which the Company has received orders to date. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the Common Stock.

         PUBLIC AGENCY CONTRACT AND BUDGET CONSIDERATIONS. Substantially all of InVision's EDS customers and a high percentage of Quantum's research and development customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending. A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders. In addition, export of the Company's landmine detection equipment currently in the prototype stage, which under the U.S. Department of State regulations is deemed a regulated military device subject to export restrictions, may be difficult or limited to a small number of countries, even for purposes of demonstration and further data collection and development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense the Company must pay with respect to its various outstanding debt instruments with interest rates which are tied to market rates. The Company does not use derivative financial instruments in its investment portfolio. The Company ensures the safety and preservation of its invested principal funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities.

         FOREIGN EXCHANGE RISK AND IMPACT OF INFLATION. The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, the Company will enter into forward exchange contracts to mitigate foreign exchange risk. In the first six months of 2000, the Company entered into forward exchange contracts of approximately $2.5 million to hedge against foreign exchange risk for a contract with an international customer. The Company did not hedge any foreign exchange risk in 1999. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis. The Company generally does not have material advance purchase commitments in foreign currencies.

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

                           PART II. OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

         In July 2000, the Company and Quantum settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") (the "Complaint") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants") (the "Settlement Agreement"). The Complaint asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. This Complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the Complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company and Quantum agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

                           PART II. OTHER INFORMATION
                                   (CONTINUED)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of the Stockholders was held May 31, 2000. Matters voted at that meeting were:

             (i) The election of the Class I directors to hold office until 2003 Annual Meeting of Stockholders and until their successors are elected and qualified.
             (ii)  The approval of the Company's 2000 Equity Incentive Plan
             (iii) The amendment of the Company's Employee Stock Purchase Plan, to increase the number of shares of Common Stock authorized for issuance by 150,000 shares to 450,000 shares

         Tabulations for each proposal were as follows:

                           Proposal I.  Election of Class I directors

                                      Director                    For             Withheld
                                      --------                    ---             --------
                          Dr. Sergio Magistri                  8,161,704           89,347
                          Mr. David M. Pillor                  8,152,807           98,244


                           Proposal II. Approval of the Company's 2000 Equity Incentive Plan

                                For            Against          Abstain        Broker Non-votes
                                ---            -------          -------        ----------------
                             2,562,035         562,049          506,048            4,620,919


                           Proposal III. Amendment of the Company's Employee Stock Purchase Plan

                                For            Against          Abstain         Broker Non-votes
                                ---            -------          -------         ----------------
                             3,299,098         287,806           43,228            4,620,919

         Continuing Directors:
         Dr. Giovanni Lanzara and Ambassador Morris D. Busby, the Class II directors, and Dr. Bruno Trezza and Dr. Douglas Boyd, the Class III directors, continued as directors following the Annual Meeting.

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

ITEM 5.  OTHER INFORMATION

         Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 annual meeting of stockholders must provide specified information to the Company not earlier than March 3, 2001 or later than April 2, 2001 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended). However, if the date of the 2001 annual meeting of stockholders is changed by more than 30 days from May 31, 2001, such specified information must be provided to the Company not earlier than the close of business on the 90th day prior to the 2001 annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the Company fewer than 70 days prior to the date of the 2001 annual meeting, the close of business on the 10th day following the day on which public announcement of the date of the 2001 annual meeting is first made by the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule.

(b) The Registrant filed the following Reports on Form 8-K during the quarter ended July 2, 2000:

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


                                      INVISION TECHNOLOGIES, INC.


Date: August 15, 2000                 /s/ SERGIO MAGISTRI
                                      -------------------
                                      Dr. Sergio Magistri
                                      President and Chief Executive Officer
                                      (PRINCIPAL EXECUTIVE OFFICER)

Date: August 15, 2000                 /s/ ALFRED V. LARRENAGA
                                      -----------------------
                                      Alfred V. Larrenaga
                                      Senior Vice President and Chief Financial
                                      Officer
                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                      OFFICER)