Form 10-Q
period 2000-10-01
INVISION TECHNOLOGIES INC
filed 2000-11-15
CIK 1005969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended OCTOBER 1, 2000 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to________

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

On October 1, 2000, there were 12,333,600 shares of the Registrant's Common Stock outstanding.

                           INVISION TECHNOLOGIES, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                                               PAGE
PART I: FINANCIAL INFORMATION                                                                                  ----

ITEM
----
1.   Consolidated Financial Statements (unaudited)

     a.   Consolidated Balance Sheets - October 1, 2000 and December 31, 1999*....................................3

     b.   Consolidated Statements of Operations - Three months and nine months ended October 1, 2000 and September 30, 1999 .............................................................................4

     c.   Condensed Consolidated Statements of Cash Flows - Nine months ended October 1, 2000 and September 30, 1999..............................................................................5

     d.   Notes to Consolidated Financial Statements..............................................................6

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......................11

3.   Quantitative and Qualitative Disclosures about Market Risk..................................................18



PART II. OTHER INFORMATION

ITEM
----

1.   Legal Proceedings...........................................................................................19

2.   Changes in Securities and Use of Proceeds...................................................................19

3.   Defaults Upon Senior Securities.............................................................................19

4.   Submission of Matters to a Vote of Securities Holders.......................................................19

5.   Other Information...........................................................................................19

6.   Exhibits and Reports on Form 8-K............................................................................20

Signature Page...................................................................................................21





* December 31, 1999 consolidated balance sheet is derived from the audited financial statements included within the Company's Form 10-K filed on March 30, 2000.

                                            INVISION TECHNOLOGIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 (UNAUDITED)
                                                                                  OCTOBER 1,          DECEMBER 31,
                                                                                     2000                 1999
                                                                               -----------------    -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                       $    11,659          $    18,282
    Short-term investments                                                                   --                5,887
    Accounts receivable, net                                                             21,044               10,633
    Inventories                                                                          21,797               17,460
    Other current assets                                                                  2,728                2,972
                                                                               -----------------    -----------------
        Total current assets                                                             57,228               55,234

Property and equipment, net                                                               6,840                6,796
Intangible assets, net                                                                    3,666                   --
Other assets                                                                                826                  957
                                                                               ----------------     ----------------
                 Total assets                                                       $    68,560          $    62,987
                                                                               =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $     6,270          $     5,128
    Accrued liabilities                                                                  10,769                5,566
    Deferred revenue                                                                      3,198                3,194
    Current maturities of long-term obligations                                             419                  433
                                                                               -----------------    -----------------
        Total current liabilities                                                        20,656               14,321
                                                                               -----------------    -----------------

Long-term obligations                                                                     1,906                1,181
                                                                               -----------------    -----------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                      --                   --
    Common stock, $0.001 par value, 20,000,000 shares authorized;
       12,334,000 and 12,190,000 shares issued and outstanding                               12                   12
    Additional paid-in capital                                                           58,504               57,910
    Deferred stock compensation expense                                                     (16)                 (63)
    Accumulated deficit                                                                 (11,303)              (9,175)
    Treasury stock, at cost (201,000 shares)                                             (1,199)              (1,199)
                                                                               -----------------    -----------------
          Total stockholders' equity                                                     45,998               47,485
                                                                               -----------------    -----------------
                 Total liabilities and stockholders' equity                         $    68,560          $    62,987
                                                                               =================    =================


                        The accompanying notes are an integral part of these consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  --------------------------------      --------------------------
                                                        OCTOBER 1,    SEPTEMBER 30,      OCTOBER 1,    SEPTEMBER 30,
                                                          2000            1999             2000            1999
                                                  ---------------    --------------     -------------   ----------
  Revenues:
    Product and service revenue                          $ 19,272       $ 10,233       $ 50,056       $  37,480
    Government contract revenue                             2,869          2,801          7,746           7,955
                                                        ---------       --------       --------       ----------
       Total revenues                                      22,141         13,034         57,802          45,435
                                                        ---------       --------       --------       ----------
    Cost of revenues:
     Product and service costs                             12,851          6,375         34,052          21,641
     Government contract costs                              2,199          2,145          5,678           5,987
                                                        ---------       --------       --------       ----------
       Total cost of revenues                              15,050          8,520         39,730          27,628
                                                        ---------       --------       --------       ----------
       Gross profit                                         7,091          4,514         18,072          17,807
                                                        ---------       --------       --------       ----------

 Operating expenses:
    Research and development                                3,129          2,648          8,074           7,850
    Selling, general and administrative                     4,006          2,772         12,764           8,793
                                                        ---------       --------       --------       ----------
       Total operating expenses                             7,135          5,420         20,838          16,643
                                                        ---------       --------       --------       ----------

    Income (loss) from operations                             (44)          (906)        (2,766)          1,164
    Interest expense                                          (46)           (49)          (134)           (176)
    Interest and other income, net                            287            180            772             498
                                                        ---------       --------       --------       ----------
    Income (loss) before provision for income taxes           197           (775)        (2,128)          1,486

    Provision (benefit) for income taxes                       --           (116)            --             223
                                                        ---------       --------       --------       ----------

    Net income (loss)                                    $    197       $   (659)      $ (2,128)      $   1,263
                                                        =========       ========       ========       ==========

    Net income (loss) per share:
       Basic                                             $   0.02       $  (0.05)      $  (0.17)      $    0.10
                                                        =========       ========       ========       ==========
       Diluted                                           $   0.02       $  (0.05)      $  (0.17)      $    0.10
                                                        =========       ========       ========       ==========

    Weighted average shares outstanding:
       Basic                                               12,322         12,152         12,273          12,109
       Diluted                                             12,833         12,152         12,273          12,757




                        The accompanying notes are an integral part of these consolidated financial statements.

                            INVISION TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                 --------------------------------------
                                                                                  OCT. 1, 2000        SEPT. 30, 1999
                                                                                 -----------------    -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               $    (9,245)         $     11,626
                                                                                 -----------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (2,014)               (1,694)
    Proceeds from (purchases of) short-term investments, net                            5,887                (3,613)
    Purchase of subsidiary, net of cash acquired                                       (1,519)                   --
                                                                                 -----------------    -----------------
Net cash provided by (used in) investing activities                                     2,354                (5,307)
                                                                                 -----------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayments of short-term debt                                                          --                (2,967)
    Repayments of long-term debt                                                         (326)                 (787)
    Proceeds from issuance of common stock                                                594                   385
                                                                                 -----------------    -----------------
Net cash provided by (used in) financing activities                                       268                (3,369)
                                                                                 -----------------    -----------------

Net change in cash and cash equivalents for the period                                 (6,623)                2,950
Cash and cash equivalents at beginning of period                                       18,282                10,462
                                                                                 -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    11,659          $     13,412
                                                                                 =================    =================


Supplemental disclosures of cash flow information:
    Interest paid                                                                       $ 102                 $ 178
    Income taxes paid                                                                   $ 187                 $ 280


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

      Operating results for the three and nine month periods ended October 1, 2000 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2000 or any other future period.

     In 2000, the Company changed its fiscal reporting periods to thirteen week quarters, with each quarter ending on the Sunday closest to a calendar quarter end. The fiscal year end remains December 31. In prior years, the quarters ended on a calendar quarter end date. The third quarters of 2000 and 1999 consisted of 91 and 92 days, respectively, and the first nine months of 2000 and 1999 consisted of 275 and 273 days, respectively. The effect of one less day in the third quarter of 2000 compared to the third quarter of 1999 and the effect of two more days in the nine months in 2000 compared to the same period a year ago on revenues and net income (loss) were not deemed to be significant.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of segment information under a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company. Prior year's segment information has been presented to reflect the Company's organizational structure in 2000.

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

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                       ---------------------------------------------------------------
                                            OCTOBER 1, 2000                SEPTEMBER 30, 1999
                                       ------------------------------  -------------------------------
                                                              PER                              PER
                                        INCOME               SHARE      INCOME                SHARE
                                        (LOSS)     SHARES    AMOUNT     (LOSS)      SHARES    AMOUNT
                                       -------     ------    ------     ------      ------    ---------

Basic net income (loss) per share:
  Income (loss) available to
     common stockholders                $197      $12,322   $   0.02     $(659)    12,152    $(0.05)
Effect of dilutive securities:
  Options                                 --          511         --        --         --        --
                                        -----     -------   --------     -------   -------     -----
Diluted net income (loss) per share:
  Income (loss) available to common
     stockholders plus assumed
     conversions                        $197      $12,833   $   0.02     $(659)     12,152    (0.05)
                                        ====      =======    =======      =====    =======    ======



                                                               NINE MONTHS ENDED
                                         --------------------------------------------------------------
                                                OCTOBER 1, 2000               SEPTEMBER 30, 1999
                                         ------------------------------- ------------------------------
                                                                 PER                            PER
                                           INCOME               SHARE     INCOME               SHARE
                                           (LOSS)     SHARES    AMOUNT    (LOSS)    SHARES     AMOUNT
                                         ----------- --------- --------- --------- ---------  ---------
Basic net income (loss) per share:
  Income (loss) available to
     common  stockholders                 $(2,128)    12,273    $ (0.17)   $ 1,263   12,109    $ 0.10
Effect of dilutive securities:
  Options                                      --         --         --         --      648        --
                                          --------   -------    --------   -------   -------  --------
Diluted net income (loss) per share:
  Income (loss) available to common
     stockholders plus assumed
     conversions                          $(2,128)    12,273    $ (0.17)   $ 1,263   12,757    $ 0.10
                                          ========   =======    ========   =======   =======  ========


     The computation of diluted net income (loss) per share for the three and nine months ended October 1, 2000 does not include shares issuable upon exercise of options of 864,370 and 1,233,777, respectively, because their effect would have been anti-dilutive.

     REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 2, 2000, however earlier adoption is permitted. The Company does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact, if any, that adoption will have on its consolidated financial statements.

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



2.   INVENTORIES

     The components of inventory consist of the following (in thousands):

                                                                         OCTOBER 1,   DECEMBER 31,
                                                                            2000          1999
                                                                        ------------  ------------

Inventories:
   Raw material and purchased components                                 $ 8,262       $ 6,416
   Field service spare parts                                               7,005         4,412
   Work-in-process                                                         5,792         6,316
   Finished goods                                                            738           316
                                                                        ------------  ------------
     Total                                                               $21,797       $17,460
                                                                        ============  ============


3.  ACCRUED LIABILITIES

    The components of accrued liabilities consist of the following (in thousands):


                                                                         OCTOBER 1,   DECEMBER 31,
                                                                            2000          1999
                                                                        ------------  ------------

Accrued liabilities:
   Warranty and other reserves                                           $ 4,075       $ 2,478
   Accrued employee compensation                                           3,196         1,492
   Income taxes                                                              710           906
   Other                                                                   2,788           690
                                                                        ------------  ------------
     Total                                                               $10,769       $ 5,566
                                                                        ============  ============


4.   ACQUISITION OF INOVEC, INC.

     Effective January 1, 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $2.4 million in cash and $2.8 million in stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The acquisition was accounted for using the purchase method of accounting effective January 1, 2000. The excess purchase price over the fair market value of the underlying net assets of $4.1 million was allocated to goodwill and other intangible assets. Amortization expense of $512,000 was recorded during the nine months ended October 1, 2000.

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.   SEGMENT INFORMATION

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

     Financial information by business segment is as follows (in thousands):

                                       INVISION      QUANTUM       WOODVISION     TOTAL
-------------------------------------------------------------------------------------------
THIRD QUARTER 2000
Revenues:
    Product and service revenues        $ 15,552       $    --       $ 3,720      $ 19,272
    Government contract revenues              --         2,869            --         2,869
                                     ------------  ------------  ------------  ------------
Total revenues                          $ 15,552       $ 2,869       $ 3,720      $ 22,141

Net income (loss)                       $    821       $   132       $  (756)     $    197

Total assets                            $ 56,867       $ 4,483       $ 7,210      $ 68,560

-------------------------------------------------------------------------------------------
THIRD QUARTER 1999
Revenues:
    Product and service revenues        $ 10,074       $   159       $   --       $ 10,233
    Government contract revenues              --         2,801           --          2,801
                                     ------------  ------------  ------------  ------------
Total revenues                          $ 10,074       $ 2,960       $   --       $ 13,034

Net income (loss)                       $   (676)      $    17       $   --       $   (659)

Total assets                            $ 54,621       $ 5,182       $   --       $ 59,803

-------------------------------------------------------------------------------------------
FIRST NINE MONTHS 2000
Revenues:
    Product and service revenues        $ 39,326       $     -       $ 10,730     $ 50,056
    Government contract revenues               -         7,746             --        7,746
                                     ------------  ------------  ------------  ------------
Total revenues                          $ 39,326       $ 7,746       $ 10,730     $ 57,802

Net income (loss)                       $   (724)      $   (29)      $ (1,375)    $ (2,128)

Total assets                            $ 56,867       $ 4,483       $  7,210     $ 68,560

-------------------------------------------------------------------------------------------
FIRST NINE MONTHS 1999
Revenues:
    Product and service revenues        $ 37,321       $   159       $     --     $ 37,480
    Government contract revenues              --         7,955             --        7,955
                                     ------------  ------------  ------------  ------------
Total revenues                          $ 37,321       $ 8,114       $     --     $ 45,435

Net income (loss)                       $  1,493       $  (230)      $     --     $  1,263

Total assets                            $ 54,621       $ 5,182       $     --     $ 59,803

                           INVISION TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   LITIGATION

     In July 2000, the Company and Quantum entered into a settlement agreement (the "Settlement Agreement") that settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). Vivid asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition;
(5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. The complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company and Quantum agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

                           INVISION TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE RISKS RELATED TO MARKET ACCEPTANCE OF THE COMPANY'S MAIN PRODUCT, INCLUDING THE LOSS OF THE COMPANY'S CONTRACTS WITH THE FEDERAL AVIATION ADMINISTRATION ("FAA") OR THE FAILURE TO OBTAIN ADDITIONAL DELIVERY ORDERS UNDER THOSE CONTRACTS, LOSS OF ANY OF THE COMPANY'S SOLE SOURCE SUPPLIERS, INTENSE COMPETITION INCLUDING COMPETITION FROM A NEW SUPPLIER OF A CERTIFIED PRODUCT THAT HAS NOW BEGUN ACCEPTING ORDERS, THE COMPANY'S RELIANCE ON LARGE ORDERS, CONCENTRATION OF THE COMPANY'S CUSTOMERS, RISKS RELATED TO THE LENGTHY SALES CYCLES FOR THE COMPANY'S PRODUCTS, BUDGETING LIMITATIONS OF THE COMPANY'S CUSTOMERS AND PROSPECTIVE CUSTOMERS, RISKS INHERENT TO THE DEVELOPMENT AND PRODUCTION OF NEW PRODUCTS AND NEW APPLICATIONS, THE RISK THAT THE COMPANY WILL NOT RECEIVE CERTIFICATION OF CERTAIN OF THESE PRODUCTS, RISK OF CERTIFICATION OF COMPETITORS' PRODUCTS, AND FLUCTUATIONS IN THE AMOUNT OF GOVERNMENT FUNDING OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" BELOW AND IN "ITEM 1. BUSINESS" AND MORE PARTICULARLY IN THE "BUSINESS RISKS" SECTION THEREOF IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

      InVision Technologies, Inc. ("InVision," or together with its subsidiaries, the "Company") develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems ("EDS") for civil aviation security, for log scanning for the wood products industry and for drug detection applications. InVision was formed in September 1990 to design and develop an EDS based on CT technology and exited the development stage in 1995 upon the first commercial sale of its product, the CTX 5000 system. Today the Company markets its more advanced CTX 5500 system, its next generation CTX 9000 system, and its smaller and lighter CTX 2500 system. In addition to these products, the Company has other products in development. In 1999, the CTX 9000 and CTX 2500 systems successfully completed FAA certification. The Company sold its first CTX 9000 system in the third quarter of 1999 and its first CTX 2500 system in the second quarter of 2000. Since its first CTX sale in 1995 through October 1, 2000, the Company has received orders for a total of 222 CTX systems, of which a total of 218 have been shipped.

     InVision's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum"), develops and commercializes patented and proprietary technology for inspection, detection and analysis of explosives and other materials based on quadrupole resonance ("QR") technology, a form of magnetic resonance, and passive magnetic sensing. Its products, most of which are in the prototype stage, include advanced detection systems for such markets as carry-on luggage screening, drug detection, postal inspection, and detection of concealed weapons and landmines. Quantum is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. In 1997, Quantum began the development of a sophisticated prototype system, which combines QR explosives detection with metal detection, and is thus capable of detecting both plastic-cased and metal-cased landmines. In 1999, the unique capabilities of this landmine detection system were successfully demonstrated in a series of Department of Defense-sponsored, blind field tests, including the detection of TNT at Fort Leonard Wood, Missouri in the fourth quarter of 1999. In October 2000, Quantum received an $11.9 million award from the U.S. Office of Naval Research ("ONR") to develop a backpack-mounted landmine detection system. Revenues and cost of revenues related to Quantum's government contracts were previously reported as a reduction to research and development expense. Prior year amounts have been reclassified to reflect the gross revenues and cost of revenues associated with Quantum's contracts to conform to the 2000 presentation.

     In February 2000, the Company created WoodVision, a new division formed to develop a new application for its CT technology to optimize the value and yield of harvested timber. Additionally, in February 2000, the Company acquired Inovec, Inc. ("Inovec"), a manufacturer of advanced optimization equipment based on laser and optical scanning technology for increasing the yield of the forest products industry for $5.2 million in cash and stock payable over the next two years. In addition, the purchase agreement provides that Inovec shareholders will be paid up to an additional $1.4 million in cash and stock over the next two years based on the achievement of certain performance milestones. The acquisition was accounted for using the purchase method of accounting effective January 1, 2000. Inovec develops, manufactures, markets and supports scanning, optimization and control systems for the forest products industry. Over 600 systems have been installed in mills worldwide to produce more lumber from each log and to control product quality.

     The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources for research to enhance the performance, functionality and reliability of its CTX systems as well as the development of new hardware and software. The Company has also expended significant efforts in the development of new wood-scanning products in 2000. At October 1, 2000, the Company had 115 full-time employees engaged in research and development activities while also using the services of 12 specialized contract employees and consultants in this area. The Company spent $8.5 million during each of the nine month periods ended October 1, 2000 and September 30, 1999, on research and development activities. For the first nine months of 2000 and 1999, $0.4 million and $0.6 million, respectively, were funded by the FAA and other government agencies under research and development contracts and grants. As of October 1, 2000, the Company had in backlog research and development contracts and grants of $7.9 million.

     The Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. For the nine month periods ended October 1, 2000 and September 30, 1999, $21.0 million and $30.0 million, respectively, were generated from sales to the Company's largest customer, the U.S. government, representing 41.9% and 80.0% of the Company's product and service revenues, respectively. For the year ended December 31, 1999, product and service revenues from the Company's largest customer, the U.S. government, were approximately $37.1 million, or 77.8% of the Company's product and service revenues.

     The Company's government contract revenues have historically been derived from funding provided by various U.S. government agencies. For the nine month periods ended October 1, 2000 and September 30, 1999, $2.0 million and $1.1 million of the Company's government contract revenues were related to funding from the FAA for EDS research and development, representing 25.3% and 13.8% of the Company's government contract revenues, respectively, and $1.5 million and $5.2 million were associated with funding from the Defense Advanced Research Projects Agency ("DARPA"), primarily for landmine detection, representing 19.7% and 64.1% of the Company's government contract revenues, respectively. Additionally, in the first nine months of 2000, $1.5 million of the Company's government contract revenues related to funding from the U.S. Navy for landmine and EDS research and $1.2 million were from the U.S Army for landmine detection, representing 19.7% and 15.5% of the Company's government contract revenues, respectively. No other customer accounted for more than 10% of revenues in the first nine months of 1999.

     The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products and services primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the nine months ended October 1, 2000 and September 30, 1999 and the year ended December 31, 1999, international sales represented 28.6% and 15.5%, respectively, of the Company's product and service revenues.

     The sales cycle of the Company's CTX product line is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and integrate the product. Typically, nine to twelve months may elapse between a new customer's initial evaluation of the Company's product line and the execution of a contract. Another three months to a year may elapse prior to shipment of the product as the customer site is prepared and the system is manufactured. During this period the Company expends substantial funds and management resources but recognizes no associated revenue.

     The Company recognizes product revenue upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Products typically carry a one-year warranty.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data expressed as a percentage of total revenues for the periods indicated.


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    --------------------------------    --------------------------------
                                                      OCTOBER 1,        SEPTEMBER 30,    OCTOBER 1,       SEPTEMBER 30,
                                                        2000              1999              2000              1999
                                                    --------------    --------------    --------------    --------------
Revenues:
  Product and service revenue                                87.0 %            78.5 %            86.6 %            82.5 %
  Government contract revenue                                13.0              21.5              13.4              17.5
                                                    --------------    --------------    --------------    --------------
    Total revenues                                          100.0             100.0             100.0             100.0
                                                    --------------    --------------    --------------    --------------

Cost of revenues:
  Product and service costs                                  58.0              48.9              58.9              47.6
  Government contract costs                                   9.9              16.5               9.8              13.2
                                                    --------------    --------------    --------------    --------------
    Total cost of revenues                                   67.9              65.4              68.7              60.8
                                                    --------------    --------------    --------------    --------------

  Gross profit                                               32.1              34.6              31.3              39.2
                                                    --------------    --------------    --------------    --------------

Operating expenses:
  Research and development                                   14.1              20.3              14.0              17.3
  Selling, general and administrative                        18.1              21.3              22.1              19.4
                                                    --------------    --------------    --------------    --------------
    Total operating expenses                                 32.2              41.6              36.1              36.7
                                                    --------------    --------------    --------------    --------------
Income (loss) from operations                                (0.1)             (7.0)             (4.8)              2.5
Interest expense                                             (0.2)             (0.4)             (0.2)             (0.4)
Interest and other income, net                                1.3               1.4               1.3               1.1
                                                    --------------    --------------    --------------    --------------
Income (loss) before provision for income taxes               1.0              (6.0)             (3.7)              3.2

Provision (benefit) for income taxes                            -              (0.9)                -               0.5
                                                    --------------    --------------    --------------    --------------
Net income (loss)                                             1.0 %            (5.1) %           (3.7) %            2.7 %
                                                    ==============    ==============    ==============    ==============


CURRENT QUARTER COMPARED TO PRIOR YEAR'S QUARTER

     REVENUES. The Company's revenues are comprised of: (i) product and service revenues, which include revenues from sales of CTX systems and control and automation systems for material processing equipment, primarily in the wood products industry, and related accessories, installation and configuration, and maintenance contracts related to product support; and (ii) government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities. Product and service revenues were $19.3 million for the third quarter of 2000, an increase of 88.3% from the $10.2 million in the third quarter of 1999. This increase was primarily attributable to higher CTX system revenues in the third quarter of 2000 compared to the third quarter of 1999, primarily due to approximately $5 million of revenues for systems scheduled to ship in the second quarter of 2000 that were actually shipped in the third quarter of 2000, and also due to increased service contract revenue for new support and maintenance agreements for CTX systems whose warranty periods expired during the past twelve months. The increase in revenues is also due to product and service revenue from the Company's newly acquired subsidiary, Inovec, in the amount of $3.7 million. The Company typically ships against a backlog of orders for its products. As of October 1, 2000, the Company had in backlog equipment orders and service agreements of $15.6 million.

     Government contract revenues were $2.9 million in the third quarter of 2000, a increase of 2.4% from the $2.8 million in the third quarter of 1999. This increase was primarily attributable to variations in services and materials provided under government contracts in the third quarter of 2000 compared to the same quarter a year ago. As of October 1, 2000, the Company had in backlog government contract revenue of approximately $19.4 million.

     GROSS PROFIT. Cost of product and service revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, warranty costs and costs associated with service agreements. In any given period the Company's gross profit for products and services may be affected by several factors, including revenue mix, product configuration, location of the installation and complexity of integration into various environments. Gross profit for product and services was $6.4 million in the third quarter of 2000, an increase of 66.4% from the $3.9 million in the third quarter of 1999. Gross margins were 33.3% and 37.7%, respectively. The increase in gross profit is primarily due to higher revenues in the quarter compared to the same quarter a year ago and also due to gross profit generated from Inovec's sales in the third quarter of 2000. The decrease in gross margins was primarily due to lower margins on the sale of CTX 9000 systems in the third quarter of 2000, primarily due to competitive pricing factors with international customers and higher manufacturing costs related in the initial production process of the CTX 9000 systems compared to the third quarter of last year.

     Cost of government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $0.7 million in the third quarters of 2000 and 1999. Gross margins were 23.4% in the third quarters of 2000 and 1999.

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

     Gross research and development expenses were $3.4 million in the third quarter of 2000, an increase of 26.2% from the $2.7 million in the third quarter of 1999. Of the these amounts, $255,000 and $10,000, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities, respectively. Net research and development expenses were $3.1 million in the third quarter of 2000, an increase of 18.2% compared to the $2.6 million in the same quarter a year ago. As a percentage of revenues, net research and development expenses were 14.1% and 20.3% in the third quarter of 2000 and 1999, respectively. The increase in gross research and development expenses is primarily due to engineering services, materials and labor costs incurred for the development of WoodVision products and also due to expenses incurred by the Company's newly acquired subsidiary, Inovec. These increases are partially offset by reduced expenses incurred by the Quantum segment due to more direct labor efforts specifically for projects under government contracts and less extended on internal activities. The decrease as a percentage of revenues is primarily due to higher revenues in the third quarter of 2000 compared to the same quarter a year ago. As of October 1, 2000, the Company had in backlog research and development contracts and grants of $7.9 million.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses were $4.0 million in the third quarter of 2000, an increase of 44.5% from the $2.8 million in the third quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses were 18.1% and 21.3% in the third quarter of 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision and also expenses incurred by Inovec in the third quarter of 2000. The decrease as a percentage of revenues is primarily due to higher revenues in the third quarter of 2000 compared to the third quarter of 1999.

     INTEREST EXPENSE. Interest expense decreased to $46,000 in the third quarter of 2000 from $49,000 in the third quarter of 1999. Interest expense in the third quarter of 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $287,000 in the third quarter of 2000 from $180,000 in the third quarter of 1999. The 2000 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $197,000 and other income (net) of $90,000. The 1999 amount consists primarily of interest income for the quarter on cash equivalents and short-term investments of $189,000, partially offset by other expense (net) of $9,000.

     PROVISION FOR INCOME TAXES. No tax provision or benefit was recorded for the third quarter of 2000 due to the cumulative net loss for the year. The Company recorded a benefit for income taxes of $116,000 in the third quarter of 1999, reflecting a provision adjustment based on an effective tax rate of 15% for the year, which is lower than the statutory tax rate primarily due to the utilization of net operating loss carryforwards. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $5 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2007 to 2011.

CURRENT NINE MONTH PERIOD COMPARED TO PRIOR NINE MONTH PERIOD

     REVENUES. Product and service revenues were $50.1 million for the first nine months of 2000, an increase of 33.6% from $37.5 million in the first nine months of 1999. This increase was primarily attributable to a different mix of CTX systems sold in the first nine months of 2000 compared to the first nine months of 1999. The increase is also due to increased service revenue from new support and maintenance agreements for CTX systems whose warranty periods expired during the past twelve months and product and service revenue from the Company's newly acquired subsidiary, Inovec, in the amount of $10.7 million. These increases are partially offset by fewer accessories and upgrades sold in the first nine months of 2000 compared to the same period a year ago.

     Government contract revenues were $7.7 million in the first nine months of 2000, a decrease of 2.6% from the $8.0 million in the first nine months of 1999. This decrease was primarily attributable to a significant material purchase in the prior year that was billed to the customer in accordance with terms in the landmine contract.

     GROSS PROFIT. Gross profit for product and services was $16.0 million in the first nine months of 2000, an increase of 5.1% from $15.8 million in the first nine months of 1999. Gross margins were 32.0% and 42.3%, respectively. The increase in gross profit is primarily due to higher CTX revenues in the period and also due to gross profit generated from Inovec's sales. The decrease in gross margins was primarily due to lower margins on the sale of CTX 9000 systems in the first nine months of 2000, primarily due to competitive pricing factors with international customers and higher manufacturing overhead costs per unit resulting from the manufacture of fewer units in the first nine months of 2000 compared to the same period a year ago.

     Gross profit for government contracts was $2.1 million in the first nine months of 2000 compared to $2.0 million in the first nine months of 1999. Gross margins were 26.7% and 24.7%, respectively. The increase in gross margins is primarily due to lower margins incurred in the prior year for a significant material purchase in the first nine months of 1999, which typically carries lower margins.

     RESEARCH AND DEVELOPMENT. Gross research and development expenses were $8.5 million in the first nine months of 2000 and 1999. Of these amounts, $0.4 million and $0.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. Net research and development expenses were $8.1 million in the first nine months of 2000 compared to $7.9 million in the same period in 1999. As a percentage of revenues, net research and development expenses were 14.0% and 17.3% in the first nine months of 2000 and 1999, respectively. Excluding the effects of research and development expense incurred for the development of new products by WoodVision and also expenses incurred by Inovec, the net decrease in gross research and development expenses is primarily attributable to reduced expenses incurred by the Quantum segment due to more direct labor efforts specifically for projects under government contracts and less extended on internal activities for the first nine months of 2000 compared to the same period a year ago.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $12.8 million in the first nine months of 2000, an increase of 45.2% from the $8.8 million in the first nine months of 1999. As a percentage of total revenues, selling, general and administrative expenses were 22.1% and 19.4% in the first nine months of 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision and selling, general and administrative expenses of Inovec in the first nine months of 2000. The increase is also due to an increase in commission expense due to commissions paid to outside sales agents for international sales on the CTX 9000 systems in the first nine months of 2000.

     INTEREST EXPENSE. Interest expense decreased to $134,000 in the first nine months of 2000 from $176,000 in the first nine months of 1999. Interest expense in the first nine months of 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net, increased to $772,000 in the first nine months of 2000 from $498,000 in the first nine months of 1999. The 2000 amount consists primarily of interest income for the first nine months on cash equivalents and short-term investments of $765,000 and other income (net) of $7,000. The 1999 amount consists primarily of interest income for the period on cash equivalents and short-term investments of $612,000 partially offset by other expense (net) of $114,000.

     PROVISION FOR INCOME TAXES. No tax provision or benefit was recorded for the first nine months of 2000 due to the net loss incurred for the year. The Company's effective tax rate for the first nine months of 1999 was 15%, which was lower than statutory tax rates primarily due to the utilization of net operating loss carry forwards. At December 31, 1999, the Company had federal net operating loss carry forwards of approximately $5 million available to reduce future federal taxable income. The Company's net operating loss carry forwards expire from 2007 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of $16.5 million of Preferred and Common Stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of Common Stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997 and short-term borrowings under working capital lines of credit. At October 1, 2000, the Company had $11.7 million in cash, cash equivalents and short-term investments, compared to $24.2 million at December 31, 1999. Working capital was $36.6 million at October 1, 2000 compared to $40.9 million at December 31, 1999.

     Net cash used in operating activities was $9.2 million in the nine month period ended October 1, 2000, compared to $11.6 million provided by operating activities in the same period of 1999. Cash used in operating activities in the first nine months of 2000 primarily resulted from a net loss of $2.1 million, a $9.0 million increase in accounts receivable, a $3.8 million increase in inventories and a $1.8 million decrease in deferred revenues, partially offset by a $3.5 million increase in accounts payable and accrued liabilities, the $2.2 million non-cash effect of depreciation and amortization, and a $0.9 million decrease in other current assets. Cash provided by operating activities in the first nine months of 1999 primarily resulted from net income of $1.3 million, the $2.0 million non-cash effect from depreciation and amortization, a $10.2 million decrease in accounts receivable and a $0.9 million decrease in other current assets for the release of restricted cash, partially offset by a $1.3 million increase in inventories and a $1.0 million decrease in deferred revenues.

     Net cash provided by investing activities was $2.4 million in the nine month period ended October 1, 2000, compared to $5.3 million used in investing activities in the nine month period ended September 30, 1999. Net cash provided by investing activities in the first nine months of 2000 primarily resulted from $5.9 million on sales of short-term investments partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $2.0 million in acquisitions of capital equipment. Net cash used in investing activities in the first nine months of 1999 primarily resulted from $1.7 million in acquisitions of capital equipment and $3.6 million in purchases of short-term investments (net of sales). The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

     Net cash provided by financing activities was $268,000 in the nine month period ended October 1, 2000, compared to $3.4 million used in financing activities in the nine month period ended September 30, 1999. Net cash provided by financing activities in the first nine months of 2000 was primarily due to $594,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $326,000 in repayments of debt financing. Net cash used in financing activities in the first months of 1999 was primarily due to $3.8 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), partially offset by $385,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

     In November 2000, the Company renewed its two line of credit agreements with a bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible receivables or $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of:
(a) the sum of 80% of eligible export accounts receivable plus the lower of:
(i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or;
(iii) $2.0 million, or; (b) $5.0 million. Borrowings under both agreements bear interest at the bank's prime rate plus 1.5% (11.0% at October 1, 2000) and are secured by all of the Company's assets. The agreements expire in November 2001 and require that the Company maintain certain levels of tangible net worth and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At October 1, 2000, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.6 million and foreign exchange contracts for which a 10% reserve of $432,000 is secured by the lines of credit. There were no outstanding borrowings under the lines of credit at October 1, 2000.

     The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At October 1, 2000, the Company had an outstanding $364,000 term loan due June 2003 and a $250,000 term loan due November 2001. The term loans bear interest at prime plus 1.5% (11.0% at October 1, 2000).

     The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

     HISTORY OF LOSSES; NO ASSURANCE OF CONTINUED PROFITABILITY. The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first nine months of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. As of October 1, 2000, the Company had an accumulated deficit of approximately $11.3 million. Although the Company has been profitable on an annual basis for the past three years, profitability in 1999 was below that of the prior two years, the Company has experienced a net loss in each of the prior four quarters and there can be no assurance that the Company will attain annual profitability for 2000 or in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by manufacturing delays related to introduction of new products, custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX Series by InVision or introduction of new products by it or its competitors and the market acceptance thereof; changes in pricing policies by InVision, its competitors or suppliers, including decreases in average selling prices of the CTX Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers and the mix between sales of various CTX products; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may experience decreases in spending reimbursed by government or third party contracts or choose to increase spending which is not reimbursed by government or other third party contracts in response to competition or as it pursues new market opportunities in the areas of WoodVision, landmine detection and others, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's EDS systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors. This failure to meet market expectations has in the past and may again in the future result in a decline in the trading price of the common stock.

     DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATIONS; LENGTHY SALES CYCLE. In any given fiscal year, the Company's product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. To date, all orders for CTX Series systems from United States customers have been entirely funded by the FAA, and the Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA. In 2000, the Company entered into several contracts with customers to purchase CTX Series systems over a period of several years. These contracts have a minimum and maximum number of units the customer can order, however, there can be no assurance that the customer will order more than the minimum number of units in accordance with the terms in the contract. The Company's inability to obtain sufficient multiple orders or the failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the timing and shipment of such orders could cause the operating results in any quarter to differ from the projections of securities analysts, which could adversely affect the trading price of the common stock.

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

     WOOD INDUSTRY PURCHASING CYCLE; ACCEPTANCE OF NEW PRODUCTS. The Company's revenues related to the WoodVision division, including optimization systems manufactured by Inovec, will be subject to the ability and willingness of customers in the wood industry to purchase capital equipment to improve productivity, yield and finished product value. The factors that affect the decision to purchase such capital equipment include the demand for wood products, market prices for logs and finished wood products, labor costs, interest rates and other general economic factors. In addition, the revenues related to the Company's CT scanners for the wood industry will be subject to the acceptance of new technology by customers in the wood industry. There are no assurances that market conditions in the wood industry will be favorable for the sale of capital equipment, or that the Company's new products will be accepted by the industry in any particular time, or at all.

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

     FOREIGN EXCHANGE RISK AND IMPACT OF INFLATION. The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, the Company will enter into forward exchange contracts to mitigate foreign exchange risk. In the first nine months of 2000, the Company entered into forward exchange contracts of approximately $6.3 million to hedge against foreign exchange risk for contracts with international customers. The Company did not hedge any foreign exchange risk in 1999. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis. The Company has some advance purchase commitments in foreign currencies with a few European suppliers. The Company currently does not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, the Company will continue to monitor the foreign exchange rates and enter into forward exchange contracts to mitigate foreign exchange risk as appropriate.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     In July 2000, the Company and Quantum entered into a settlement agreement (the "Settlement Agreement") that settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). Vivid asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition;
(5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. The complaint was filed by Vivid following efforts by Quantum and ESI, a private investigator hired by Quantum, to investigate the alleged theft of intellectual property from Quantum by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company and Quantum agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not  applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Not  applicable.

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     3.1    Amended and Restated Certificate of Incorporation of the Registrant
            (1)

     3.2    Bylaws of Registrant, as amended. (2)

     10.38  Loan and Security Agreement, dated November 8, 2000, between the
            Registrant and Silicon Valley Bank

     10.39 Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank

     27     Financial Data Schedule.


     NOTES TO EXHIBITS

     (1)  Filed as an exhibit to Registrant's Registration Statement on Form S-1
          (No. 333-380) or amendments thereto and incorporated herein by reference.

     (2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.


(b) The Registrant filed no Reports on Form 8-K during the quarter ended October 1, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               INVISION TECHNOLOGIES, INC.



Date: November 14, 2000        /s/ SERGIO MAGISTRI
                               -------------------
                               Dr. Sergio Magistri
                               President and Chief Executive Officer
                               (PRINCIPAL EXECUTIVE OFFICER)


Date: November 14, 2000        /s/ ALFRED V. LARRENAGA
                               -----------------------
                               Alfred V. Larrenaga
                               Senior Vice President and Chief Financial Officer
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)