Form 10-K
period 2000-12-31
INVISION TECHNOLOGIES INC
filed 2001-03-29
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

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
 COMMON STOCK, $.001 PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Based on the closing price of $3.00 on March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,264,821. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

   On March 26, 2001, there were 12,650,281 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held June 21, 2001 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

INVISION TECHNOLOGIES, INC.
TABLE OF CONTENTS

i

PART I.

ITEM 1. BUSINESS

  Forward Looking Statements

    This Annual Report on Form 10-K of InVision Technologies, Inc. (the "Company") contains forward-looking statements which involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include:

  •
  risks related to market acceptance of the Company's products;
  •
  fluctuations in the Company's quarterly and annual operating results;
  •
  the loss of orders for the Company's products, or the failure to obtain additional orders;
  •
  loss of any of the Company's major suppliers;
  •
  intense competition;
  •
  reliance on few customers and large orders;
  •
  risks related to the lengthy sales cycles for the Company's products;
  •
  budgeting limitations of the Company's customers and prospective customers;
  •
  risks inherent to the development and production of new products and new applications and the certification of certain of these products;
  •
  risk of certification of competitors' products;
  •
  risk of orders in backlog being canceled; and
  •
  those factors discussed in this Item 1, including under "Business Risks," and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K.

  General

    The Company brings to market advanced detection and inspection products by adapting various medical and laboratory technologies for government and commercial uses, such as security, defense and process control.

    The Company is the worldwide leader in explosive detection technology. The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced computed tomography ("CT") technology. The Company's products were the first automated explosive detection systems to be certified by the Federal Aviation Administration ("FAA") as meeting its stringent requirements. The Company has sold an aggregate of 231 systems to the FAA, foreign aviation security agencies, and domestic and foreign airports and airlines.

    The Company, through its wholly owned subsidiary Quantum Magnetics, Inc. ("Quantum"), develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum's products are based on passive magnetic sensing technology and quadrupole resonance ("QR") technology, a form of magnetic resonance. The Company believes that QR technology is more accurate than conventional x-ray bulk detection techniques because QR identifies the explosive itself compared to other techniques that predict the presence of explosives by measuring object density or atomic number. Quantum receives grants from a variety of US government agencies for research and development of military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection.

    In February 2000, the Company announced the formation of the WoodVision division ("WoodVision") to develop the Company's CT technology to optimize the value and yield of harvested timber. Previous studies indicated that CT technology can be applied to see inside a log before it is sawn. The Company believes that a market for a product that does this exists. The Company is conducting field trials, which started in 1999, to develop such a system. In connection with the formation of WoodVision, the Company acquired, as a wholly-owned subsidiary, Inovec, Inc. ("Inovec"), effective as of January 1, 2000. Inovec manufactures, markets and supports advanced optimization equipment for sawmills based on laser scanning and other optimization technologies. Since inception, Inovec has installed over 600 laser scanners and other optimization systems in over 300 sawmills worldwide.

    InVision was incorporated in Delaware in 1990. Its headquarters and principal manufacturing facilities are located in Newark, California. InVision acquired Quantum as a wholly owned subsidiary in 1997. Quantum is a California corporation located in San Diego, California. Inovec is a Delaware corporation, with its headquarters and manufacturing facilities located in Eugene, Oregon.

  Industry Segments

    The Company reports its financial information in three segments, based on types of technology and consolidated applications. Financial information for each segment, including revenue, profits and total assets, is reported in Note 10 of the Consolidated Financial Statements in Part IV of this Report.

    EDS.  The "EDS" segment is comprised of the business unit that develops, manufactures, markets and supports explosive detection systems based on CT technology. For the years ended December 31, 2000, 1999 and 1998, the Company had EDS product and service revenues of $54.8 million, $47.6 million and $63.3 million, respectively. At December 31, 2000, the Company had in backlog equipment orders and service agreements of approximately $8.1 million, primarily consisting of service agreements. In the first quarter of 2001, the Company received orders valued at approximately $10.5 million from the FAA and an international customer for multiple explosive detection systems, accessories and service.

    Quantum.  The "Quantum" segment is comprised of the business unit that develops for commercialization technology for inspection, detection and analysis of explosives, primarily landmine detection, and other materials based on quadrupole resonance and passive magnetic sensing. For the years ended December 31, 2000, 1999 and 1998, the Company had government contract revenues of $10.6 million, $10.7 million and $7.2 million, respectively. The Company also had a small amount of product revenue in 2000 and 1999. As of December 31, 2000, the Company had $23.6 million of government research and development contracts in backlog.

    Wood.  The "Wood" segment is comprised of those business units that develop, manufacture, market and support technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology. The Company conducts the business of this segment through its WoodVision division and its Inovec subsidiary. For the year ended December 31, 2000, Inovec had product and service revenues of $13.4 million. At December 31, 2000, Inovec had in backlog equipment orders and service agreements of approximately $1.8 million. In the first quarter of 2001, the Company received orders valued at approximately $2.2 million for laser-based optimization and scanning sysetms for lumber manufacturing. WoodVision is still developing the CT based log scanner and had no revenues or backlog as of December 31, 2000.

  EDS

    Products and Services

    Products.  The Company's current EDS products are the CTX 2500™, CTX 5500 DS™ and CTX 9000 DSi™ systems (together, the "CTX Series"). These products are designed, through variation in price, size and throughput, to provide a "family" of explosive detection systems for the inspection of checked baggage on commercial flights around the world.

  •
  The CTX 5500 model was introduced in 1998 as an upgraded version of the Company's first EDS product—the CTX 5000 model which was introduced in 1994. The CTX 5500 system is used for all airport applications, including being integrated into the baggage handling system and as a non-integrated standalone machine.

  •
  The CTX 9000 model, introduced in 1999, is designed to be significantly faster (higher throughput) and easier to integrate into airports' baggage handling systems than other CT based explosive detection systems. The CTX 9000 system has software specifically refined to respond to the needs of airport operations. It also has a larger belt-size and aperture, and a compact x-ray shielding method, compared to other CT based explosive detection systems.

  •
  The CTX 2500 model, also introduced in 1999, is a less expensive explosive detection system operating at slower throughputs with a smaller footprint than other CT based explosive detection systems. The CTX 2500 system is designed for use in small airports and low-traffic stations within larger airports.

    All three models are certified by the FAA as automated explosive detection systems.

    Service.  In addition to providing generally a one year parts and service warranty with the sale of each system, the Company offers fee-based primary and back-up service contracts to its customers to provide system maintenance, ongoing technical support, documentation, training and, where no new hardware is required, periodic software releases.

    Training.  The Company believes that operator qualification and training in the utilization of the CTX system is important to the detection of explosives. The Company provides operator training and testing as a critical component of each sale and installation. It licenses its training materials to FAA approved customers for a nominal fee. The Company also offers a standalone training console that simulates a CTX system for sale to customers to train operators to use a CTX system without disrupting the operation of a deployed CTX system.

    Market

    Market Size.  There are over 1,400 airports worldwide providing scheduled service for an aggregate of approximately 2.5 billion passengers per year. Of these airports, over 550 are located in the United States. A substantial portion of the remainder are located in Europe and the Asia/Pacific region. The market for checked baggage inspection systems depends on both the volume of checked baggage to be inspected and the applicable government regulation of baggage inspection.

    Worldwide Standards.  In the 1970's, in response to hijackings, airports worldwide began to install x-ray systems to screen carry-on baggage for weapons such as guns and knives. Following the December 1988 bombing of Pan American Flight 103 over Lockerbie, Scotland, the European Civil Aviation Commission ("ECAC") mandated a goal for all of its member states to implement 100% checked baggage screening using equipment based on existing technologies. According to ECAC, the vast majority of ECAC member states report themselves as being on course to achieve 100% screening by the target date of December 31, 2002.

    FAA Certification.  In response to airline bombings, in the late 1970's the FAA established a program to develop automated explosive detection capabilities based on existing x-ray technology. In response to the 1988 Lockerbie bombing, the United States enacted the Aviation Security Improvement Act of 1990 (the "Aviation Security Act"). In 1993, as required by the Aviation Security Act, the FAA adopted a certification protocol regarding explosive detection systems for use on checked baggage. The FAA certification process was developed to certify equipment that, alone or as part of an integrated system, can detect, under realistic air carrier operating conditions, the amounts, configurations and types of explosive material which would be likely to be used to cause catastrophic damage to commercial aircraft.

    Multi-Level Screening Processes.  Certain airports around the world have sought to augment their detection capabilities by implementing various multi-level screening processes. To date, two distinct processes have become most prevalent: a system first implemented in the United Kingdom (the "Technology Based Multi-Level Approach"); and a system endorsed by the FAA following the advent of certified detection technology (the "CAPPS and Detection Approach").

  •
  The Technology Based Multi Level Approach uses several explosive detection systems operating in series to attempt to increase detection rates while maintaining throughput rates. The effectiveness of the entire detection process depends on technologies with greater emphasis on throughput than detection. Some airports have begun purchasing the more effective certified products to scan luggage identified as suspect by faster but less discriminating systems earlier in the series. In airports using this approach, certified products compete with non-certified products as well as with each other.

  •
  The CAPPS and Detection Approach uses a process of computer-assisted passenger prescreening ("CAPPS") combined with a certified explosive detection system to detect explosives in baggage deemed to be high risk. The "CAPPS" process makes an initial determination of whether a particular passenger represents a high threat based on certain criteria that are believed to be reasonable predictors of risk. Based on this determination, a passenger's baggage may undergo a higher level of investigation, usually with the use of a certified explosive system. This approach requires the purchase of certified technology and limits the competition to sellers of certified technology.

    Effect of Customer Operations.  The Company's newer customers have only limited experience with the operation of the CTX Series in high-volume airport operations. Many of the factors necessary to make the overall baggage scanning system a success, such as the CTX Series' integration with the baggage handling system, are beyond the control of the Company. Also, unsatisfactory performance of operators can lead to reduced effectiveness of the CTX Series. In particular, once the CTX system identifies a threat, the operator must make a determination whether the threat is actual or a false alarm. The failure of the CTX Series to perform successfully in deployments, whether due to the limited experience of a customer, operator error or any other reason, may have an adverse effect on the market's perception of the Company and its products.

    Export Control.  The Company is subject to risks associated with regulations relating to the export of high technology products. In particular, the Company's automated explosive detection systems for aviation security are commodities subject to export control by the U.S. Department of Commerce. They may also be deemed to be defense articles subject to export control by the U.S. Department of State. Exports may be prohibited or limited to a small number of countries.

    Risk of Changing Standards.  There currently is no requirement that U.S. or international airlines or airports deploy FAA-certified explosive detection systems. There is also no requirement that U.S. airlines or airports (or most international airlines or airports) deploy explosive detection systems at all. However, the FAA has the responsibility to set and maintain performance standards for explosive detection systems for all U.S. airlines, both in the U.S. and abroad. Should the FAA increase its certification standards, the Company cannot assure that its products would meet such standards.

    Distribution

    Direct and Indirect Sales Personnel.  The Company markets its EDS products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators.

As of December 31, 2000, the Company employed a total of 21 people including four contractors in sales and marketing. In North America, the Company markets its EDS products primarily through direct sales personnel, which as of December 31, 2000, consisted of three individuals. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. As of December 31, 2000, the Company had four direct international sales personnel broadly covering Europe, Asia, the Middle East and Africa and additional authorized representatives representing the Company in specific countries. For sales through its authorized representatives and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms.

    Selling Process.  The selling process often involves a team comprised of individuals from sales, marketing, engineering, customer service and support, and senior management. The team frequently engages in a multi-level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and or conveyor integrators, individual airlines and airline operating committees. The Company provides its sales representatives with training, promotional literature, a multi-media presentation, videos and competitive analysis. The sales process includes assisting customers to design baggage handling system configurations, including the use of computer modeling, educating customers on the system and technology, and supporting the implementation and integration process.

    Lengthy Sales Cycle.  The combination of the high average selling prices, the time needed for various agencies to secure funding for systems, and the negotiation and execution of actual contracts leads to a typical sales cycle lasting from six to twelve months, or more, after initial contact with a customer. Often, local government regulators become involved in the sales decision process or provide funds for the purchase. For repeat orders from existing customers, the Company can sometimes expedite the sales cycle by utilizing existing contracts and contract extensions and thereby avoid lengthy procurement processes.

    Customer Support.  The Company believes that customer service and support are critical to its success and has committed significant resources to these functions. The Company provides a high level of customer support to assist in the site planning, installation and integration of the Company's products into its customer's facilities in addition to field service for maintaining the reliability of the Company's products once installed. The Company's service organization includes customer service engineers, product application specialists and technical support engineers. As of December 31, 2000, the Company had 58 individuals employed in customer service and support roles. The Company typically hires and trains its own support staff throughout the world rather than relying on third-party maintenance providers, although a number of third party relationships exist outside the United States.

    Customers

    Through December 31, 2000, the Company has shipped 231 CTX Series systems. 146 of these systems were shipped to the FAA and U.S. airlines for installation at the busiest U.S. airports and certain U.S. airlines' foreign locations. For reasons of security, the FAA will not divulge the deployment schedule or locations of these systems. The Company shipped 85 CTX Series systems to international customers for installation at major international airports in Belgium, England, France, Greece, Hong Kong, Israel, Malaysia, The Netherlands, South Korea, Spain and South Africa. In 2000, the Company shipped 32 systems to the FAA and U.S. airlines, and 12 systems to international customers.

    Sales to FAA.  To date, all orders from United States customers have been entirely funded by the FAA. In response to the crash of TWA Flight 800 off Long Island, New York in July 1996, President Clinton announced the formation of the White House Commission on Aviation Safety and Security, chaired by Vice President Gore (the "Gore Commission"), to review airline and airport security and oversee aviation safety. In response to the Gore Commission's conclusions, the U.S. appropriated

$52.2 million for the FAA to purchase certified explosive detection technology, consisting of the Company's CTX 5000 systems. As a result, the Company had sales to the FAA of the Company's products and services of $30.8 million in fiscal 2000, $37.1 million in fiscal 1999 and $37.9 million in fiscal 1998. The Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA. The FAA signed three new contracts with the Company in March 2000 to purchase up to 60 of each of the Company's CTX 2500, CTX 5500 and CTX 9000 systems. The Company cannot assure that the FAA will obtain funding to purchase or will purchase more than the 11 CTX 9000 systems, 15 CTX 5500 systems and 13 CTX 2500 systems for which the Company has received orders to date.

    Dependence on Few Customers.  In any given fiscal year, the Company's EDS product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. The Company cannot assure that it will obtain such multiple orders on a consistent basis. During the year ended December 31, 2000, approximately $43.8 million, or 80.0%, of the Company's EDS product and service revenues were generated from sales to the Company's five largest customers, of which $30.8 million, or 56.1%, of the Company's EDS product and service revenues were generated from sales to the FAA.

    Public Agency Contract and Budget Risks.  Substantially all of the Company's EDS customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. In addition, public agency bidding processes have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency.

    Competition

    Explosive Detection Technologies.  The market for explosive detection systems is intensely competitive and is characterized by continuously developing technology and frequent introductions of new products and features. The Company expects competition to increase as other companies introduce additional and more competitive products and as the Company develops additional capabilities and enhancements for the CTX Series. Several advanced explosive detection technologies have been developed to attempt to address the need for effective explosive detection, including:

  •
  CT technology, which uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly known as "slices," of the density distribution of the object's cross-section. CT technology compares parameters derived from the analysis of the density images to a database of explosives characteristics. CT is the only technology to base its detection on the density of the object examined.

  •
  Single-view Dual energy x-ray systems, which measure the x-ray absorption properties of a bag's contents at two different x-ray energies using one or two views to determine if any of the contents have the physical characteristics of explosive materials.

  •
  Multi-view x-ray, which is like dual energy x-ray, except that it uses three views in an effort to approximate cross-sectional data. This method gathers more two-dimensional data than conventional single or double view dual energy x-ray systems which gather data from one or two planes. This method gathers less data than CT which uses its multiple slice technology to gather thousands of two-dimensional views to reconstruct a full three-dimensional, cross-sectional image of an object.

  •
  QR, which is an electromagnetic field based detection system that examines volume without imaging by using radio frequencies to detect the chemical make-up of an object.

  •
  Trace detection equipment, known as "sniffers," which detect particulate and chemical traces of explosive materials collected by an operator by wiping or vacuuming the bag under inspection.

  •
  Diffraction x-ray systems, which use a single energy source to take hundreds of measurements of the angular scatter patterns of a bag's contents to determine if any of the contents have the chemical characteristics of explosive materials.

    Certified Technologies.  Only explosive detection systems based on CT technology have been certified by the FAA. Competitors have attempted to obtain FAA certification of systems based on non-CT technology in the past without success. Multi-view systems have undergone extensive FAA certification testing. The Company believes that CT based explosive detection technology is the only type of commercially deployed equipment capable of detecting all types of explosives designated by the FAA to be a threat to commercial aviation. The Company believes that even if other technologies can be improved, CT technology will maintain its advantage if the FAA supplements, as it is proposing to do, its current certification testing with additional requirements designed to detect lower quantities of explosives than currently required.

    CT Based Competitor.  In 1994, the Company introduced the first CT based explosive detection system, which was subsequently certified by the FAA. In November 1998 L-3 Communications Corporation ("L-3"), a spin-off of Lockheed Martin Corporation, entered the market with a CT based system that was certified by the FAA. In January 2001, L-3 announced that the FAA had certified a more compact and lower throughput version of its CT based product. The Company believes that its CTX Series is superior to the L-3 products for the following reasons:

  •
  Design for Airport Operation and Integration. The CTX 5500 and CTX 9000 models were developed for high throughput airport operation. The CTX 9000 was designed specifically for ease of integration, including a large aperture with a conveyor belt that is one meter wide which is the standard size of airport baggage handling systems world wide. In addition, the CTX 9000 uses an entirely new type of compact active curtain x-ray shielding that allows the system to assure proper x-ray shielding at high throughput.

  •
  Broader Range of Products. The Company also believes that its family of products provide a broader range of price and performance to more closely meet the needs of airports of various sizes and locations around the world. The Company's CTX 9000 model provides higher throughput and a wider belt and aperture than L-3's fastest model. The Company's CTX 2500 model is more compact than L-3's smallest model.

  •
  Improved Detection Software. The Company has continually improved the detection software used in the CTX Series over a period of ten years, including five years of operational experience in airports worldwide. The Company incorporated improvements derived from customer requirements, operational airport experience and a number of FAA re-certifications of various models.

  •
  Superior Threat Resolution. After an explosive detection system automatically identifies a potential explosive in a piece of baggage, the operator must determine whether the item represents a real threat or a false alarm. The operator relies on a combination of image and data analysis. The Company believes that its CTX Series produces clearer images (by displaying more pixels) and more useful views (both standard x-ray projections and CT slices) of the suspicious object.

    Dual Energy X-Ray and Multi-View Competitors.  Competitors such as PerkinElmer, Inc. Detection Systems Group (formed by the merger of Vivid Technologies, Inc., and EG&G Astrophysics) ("PerkinElmer") and Heimann Systems GmbH, offer non-certified explosive detection systems using dual energy x-ray technology. PerkinElmer has also introduced a model using multi-view technology using fixed x-ray sources. The Company believes that the CTX Series is superior to the dual energy and multi-view x-ray systems for the following reasons:

  •
  Data Quality and Quantity. CT technology collects data from approximately 500 to 1,000 views to measure the density of each cross-sectional slice of an object. Explosives have well defined density ranges that are generally distinct from those of the contents of checked baggage. Dual energy x-ray systems collect data from one, two or three views of an object to determine the atomic number of materials in the object. However, certain classes of explosives have atomic numbers that are similar to those of many materials commonly found in checked baggage. As a result, the CTX Series can better distinguish between explosives and the benign contents of checked baggage, resulting in higher detection and lower false alarm rates.

  •
  Three Dimensional Data. CT technology renders a three-dimensional map of the characteristics of an object, such as mass and density, regardless of the object's position in the bag and the superposition of other objects. Dual energy x-ray systems render only two-dimensional data regardless of the number of views. As a result, if multiple objects are superimposed over the potential explosive, the dual energy system is less able to calculate the atomic number of the potential explosive, and thus less able to detect the potential explosive. The Company believes that three view, dual energy technology alone will not collect sufficient data to meet or exceed the performance of CT technology.

  •
  Superior Threat Resolution. After an explosive detection system automatically identifies a potential explosive in a piece of baggage, the operator must determine whether the item represents a real threat or a false alarm. The CT Series presents operators with images and threat analysis tools that are unavailable in dual energy systems. The CTX Series simultaneously displays standard x-ray images and CT slice images on separate screens. These images are cross-referenced to give operators a thorough view of a suitcase. The CTX Series also allows operators to take additional slices to provide more data and focus in on the threat. In contrast, dual energy x-ray systems display a single x-ray image of a potential threat and have a limited ability to provide additional information to an operator who suspects that an explosive is present.

    Other Non-CT Competitors.  Other principal competitors in the market for explosive detection systems are Thermedics Detection Inc., Barringer Technologies Inc., and Ion Track Instruments, which use trace detection technology (sniffers). YXLON International X-Ray GmbH has introduced an explosive detection system using x-ray scatter (diffraction) technology. Heimann Systems GmbH has introduced a system that combines x-ray scanning technology with x-ray diffraction technology. Diffraction technology offers the promise of extremely low false alarm rates, but when used alone appears to be too slow, large and expensive for airport application. To date none of these competitors offer a product certified by the FAA. The Company believes that these and other non-CT explosive detection technologies have significant weaknesses that have prevented them from being certified, and also prevented them from being sold in significant quantities for checked baggage inspection.

    Competitive Factors Other than Detection.  The Company believes that it can compete in the EDS market based on many factors that are important in the market, including explosive detection capability and accuracy, product quality and features, customer support, documentation and training. However, other factors are important, such as price, throughput, the ability to handle all sizes of baggage, and the ease of integration into existing baggage handling systems. Certain of the Company's competitors may have an advantage over the Company for the following reasons:

  •
  The CTX Series currently has a top sales price that exceeds $1.0 million, for the CTX 9000 model, compared to substantially lower prices for systems offered by the Company's non-CT competitors.

  •
  The CTX Series has a top throughput rate of approximately 600 bags per hour ("bph") for the CTX 9000 model, compared to 1,000 bph by certain of the Company's non-certified competitors.

  •
  The CTX 2500 and CTX 5500 models have an aperture size that limits the ability of the unit to accept all sizes of baggage, and even the larger gantry of the CTX 9000 model does not necessarily accept all sizes and shapes of checked baggage.

  •
  The CTX Series requires that the baggage remain still while being scanned, making it more challenging to integrate into the continuously moving baggage handling systems found in most airports.

    Manual Methods.  In addition to other explosive detection systems, the Company's products compete against more manual methods of assuring the security of checked baggage. In "100% system-wide bag match" passengers and bags are matched not only at flight origination but also in connection with layovers and connecting flights. Bag match is an explosive deterrent system based on the assumption that a bomber does not want to commit suicide. In "Procedural CAPPS and manual search" computer-assisted passenger prescreening is used to identify passenger bags to be hand searched. In "directed trace and hand search," a conventional x-ray system is used to identify suspicious bags that are then hand searched with the assistance of trace detection. Directed trace and hand search relies on scanning technology that is not currently able to identify all types of explosives even at the "suspicious" level and often requires suitcases to be opened. These manual methods are extremely slow and labor intensive and impose inconveniences on the flying public which make them unpopular. These manual methods can compete with the Company's products depending on the local cost of labor, and the willingness of the airlines' customers to put up with the longer pre-flight check-in requirements necessary to implement these methods on a large scale and to accept the increased invasion of privacy that more frequent hand searches of luggage would entail.

    Risk of Certification of Competing Technologies.  CT based systems are slower and more expensive than uncertified systems based on conventional and dual energy x-ray technology. If competitors develop systems based on dual energy, multi-energy or other non-CT technology to the point where such systems could be certified, the result will be the entry into the market of lower priced, higher throughput explosive detection systems. If so, the Company would lose a significant competitive advantage.

    Backlog

    The Company measures its backlog of product and service revenues as orders for systems and upgrades for which contracts or purchase orders have been signed, but which have not yet been shipped; and as orders for maintenance related to product support for which contracts have been signed, but maintenance service has not yet been performed. The Company typically ships its EDS products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to the Company or customers' readiness to accept delivery for reasons of site preparation or otherwise. At December 31, 2000, the Company's EDS product and service revenue backlog was approximately $8.1 million, compared to $19.8 million at December 31, 1999. The Company expects to fill the majority of these orders and complete the majority of these services in 2001. In the first quarter of 2001, the Company received EDS orders valued at approximately $10.5 million from the FAA and an international customer for CTX systems, accessories and service.

    Any failure of the Company to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. The Company believes that it is important for competitive reasons and to better satisfy customer requirements to reduce order lead times and expects that the Company's backlog may decrease on a relative basis over time. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, the Company cannot assure that such backlog will eventually result in revenues. For these reasons, the Company believes that backlog cannot be considered a meaningful indicator of the Company's performance on an annual or quarterly basis.

  Quantum

    Products and Services

    Products.  The Company develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. The Company's Quantum products are based on passive magnetic sensing technology and quadrupole resonance ("QR") technology, a form of magnetic resonance. The Company's Quantum products, primarily in the prototype stage, include advanced detection systems for such markets as military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection and postal inspection. The Company is also a leading supplier of research and development services in the area of QR technology and passive magnetic sensing to a number of government agencies. In 2000 the Company received grants for approximately $31.3 million in research funding for all products.

    Baggage and Package Screening.  The Company offers fully automatic entry point screening systems based on QR technology, which has a high detection rate for specified explosives combined with one of the lowest false alarm rates for any type of technology. In particular, QR technology has significant detection capabilities to identify components typically found in sheet explosive, which has been the most difficult type of explosive to detect, as well as military plastic explosives. QR directly measures the presence of the specific target material, by identifying the explosive's characteristic signals. The Company's systems can be used alone or to complement existing x-ray screening systems. The Company is developing systems combining the current systems with complementary technologies. The current models available for sale are:

  •
  QScan™ QR 160 system to screen mail, parcels and personal items at secure facilities and carry-on baggage at airports.

  •
  QScan™ QR 500 system to screen large items such as mail bags at secure facilities and checked baggage at airports.

    Landmine Detection.  The Company's QR technology is considered to be the most promising landmine detection technology. With funding from the Defense Advanced Research Projects Agency ("DARPA"), the Company developed a cart-based prototype with a tethered, hand-held probe. The probe emits radio frequency magnetic field pulses at the characteristic QR frequency of the explosive. These pulses stimulate coherent signals from the mine that are picked up by a tuned antenna, amplified in a sensitive receiver, and analyzed digitally. Since the QR resonance frequency is highly specific for individual compounds, tests have demonstrated a very high level of detection and a very low incidence of false alarms. This prototype was tested in Bosnia in the summer of 1999. Later in 1999 the prototype successfully demonstrated 100% detection of antipersonnel and antitank landmines during extensive field trials at the Army Combat Engineering School test facility at Fort Leonard Wood, Missouri. This was the first time that plastic, low metal content, TNT landmines had been detected with this level of performance by any system in actual field conditions. The current QR prototype system detects metal, RDX, TNT and Composition B, and is thus able to detect the vast majority of all landmines deployed throughout the world. The Company expects future systems to be able to detect tetryl as well. QR has the ability to operate in almost all soil conditions including saturated soils, as well as through water.

    Weapons Detection.  The Company's passive magnetic technology combines high weapons detection probability with a low rate of false alarms. It is capable of real time detection and tracking of concealed weapons. This makes it attractive for screening large numbers of people at entrances to both secure facilities and public buildings. In addition, because it is completely passive and non-intrusive, it diminishes issues involving permission to search. The Company developed the technology with the support of the National Institute of Justice ("NIJ"), and developed four portal systems that were installed at a courthouse in Bannock County, Idaho. In 2000, the Company engineered its concealed weapons detection portal hardware into a manufacturable product, and shipped a number of units as an OEM supplier.

    Market, Distribution and Customers

    Baggage and Package Screening.  The market for baggage and package screening systems includes checked baggage inspection for civil aviation, and package inspection at postal facilities and secure facilities. The market for checked baggage explosive detection systems is discussed in "Item 1—Business—Explosive Detection Systems—Market" above. Several units of the Company's QScan products were delivered to the FAA in 1998, the U.S. Navy in 1999 and the FAA in 2000.

    Landmine Detection Market.  According to DARPA, for the last 60 years, a sharply increasing percentage of American soldiers have been killed or wounded by landmines. From World War II to Somalia, the percentage of American casualties caused by landmines has grown from 2.5 percent in World War II to 26 percent in Somalia. Still today, mine detection methods continue to depend primarily on soldiers manually probing the earth. Jane's Mines and Mine Clearance, 3rd edition, 1998-99, estimates there are up to 60 million landmines buried across four continents, making landmine detection a humanitarian issue as well as a military issue.

    Landmine Detection Customers.  From the commencement of the landmine detection program in April 1997 through December 31, 2000, Quantum received $36.0 million in research and development funding from various U.S. government departments and agencies, including $27.0 million in 2000. The initial funding was from DARPA and the Office of Naval Research to demonstrate the detection and false alarm performance of QR technology. The more recent funding is part of a three year program to develop a vehicle mounted system for the U.S. Army, and a two year program for the Office of Naval Research to develop a man-portable, backpack system for the United States Marine Corps. The Company currently has no customers for landmine detection systems other than the U.S. Government.

    Export Control.  The Company is subject to risks associated with regulations relating to the export of defense articles. In particular, the Company's landmine detection systems are deemed to be regulated defense articles subject to export control by the U.S. Department of State. Exports may be prohibited or limited to a small number of countries, even for purposes of demonstration and further data collection and development.

    Weapons Detection.  The market for weapons detection systems includes law enforcement and facilities security, including airports, schools, courthouses, prisons, government buildings, banks and corporate headquarters. Four of the Company's concealed weapons detection portals are installed and operating at a courthouse in Bannock County, Idaho.

    Distribution.  The Company seeks government funding through the grant application process. The application process involves a team comprising senior research and development employees and senior management. The Company markets its commercialized products through a marketing manager and a direct sales person, working with research and development employees to prepare and present proposals.

    Public Agency Contract and Budget Risks.  Substantially all of the Company's Quantum customers to date have been public agencies or quasi-public agencies. In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints. Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors. In addition, public agency bidding processes have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency.

    Competition

    Baggage and Package Screening.  The competition for baggage and package screening systems includes conventional x-ray scanners and trace detection systems for carry-on baggage inspection for civil aviation, and package inspection at postal facilities and secure facilities. The competition for checked baggage explosive detection systems is discussed in "Item 1—Business—EDS—Competition" above. The Company's QR technology is more accurate than conventional x-ray bulk detection techniques which predict the explosives presence by measuring object density or atomic number.

    Landmine Detection.  The market for landmine detection is becoming increasingly competitive with the growing interest in military and humanitarian demining. The Company believes that this will continue to prompt the development of new technologies, which will be the basis of competition in the market because there are greater differences between technologies than between companies using the same technology. The current competing technologies include:

  •
  Conventional landmine detectors use electro-magnetic sensing technology to identify and locate metallic objects. Conventional landmine detectors cannot easily detect landmines that are encased in plastic instead of metal, making detection difficult. A typical battlefield is littered with metallic material including shrapnel from expended ordnance. Conventional landmine detectors identify much of this metallic material as potential landmines, resulting in high false alarm rates. In contrast, QR technology identifies the explosive itself, which results in both high detection rates and low false alarm rates.

  •
  Ground penetrating radar uses a wide band electromagnetic pulse to produce a map of buried objects, including landmines. These systems use sophisticated algorithms to attempt to distinguish landmines from other buried objects such as rocks and shrapnel. Depending on the effectiveness of the algorithm, these systems can produce high false alarm rates to maintain high detection rates.

  •
  Trace detection systems, known as "sniffers," detect particulate and chemical traces of explosive materials by sampling the air, water or soil. Detection performance is limited by the amount of trace molecules that reach the surface to be measured, and how far the molecules have propagated from the location of the landmine. These factors can result in slow detection with low detection rates.

    Weapons Detection.  Many companies manufacture conventional weapons detection systems that use active magnetic technology. These systems emit electro-magnetic radiation and measure variations in the resulting magnetic field. The Company's passive magnetic technology measures variations in the earth's natural magnetic field without emitting additional radiation, so it does not interfere with other equipment, and its operation cannot be detected. The Company's system is also innovative because it displays a video image of the area being scanned with potential weapons highlighted on the image.

    Backlog

    The Company measures its backlog of government contracts as awards from government agencies which have been funded, but for which services have not yet been performed. At December 31, 2000, the Company's Quantum government contracts backlog was approximately $23.6 million, compared to approximately $3.2 million at December 31, 1999. The Company expects to fill the December 31, 2000 backlog in 2001 and 2002.

  Wood

    Products and Services

    WoodVision.  The Company is developing a log scanning system based on CT technology to optimize the value and yield of harvested timber. Development versions were evaluated during ongoing field trials that started in 1999. Where suitable, the log scanner will share components with the Company's EDS products. The Company anticipates features of the log scanner will include the ability to locate hidden defects and undesirable wood properties, and thereby identify high quality logs for sale and indicate sawing solutions to increase the quantity of high value wood products from the log.

    Inovec.  The Company's current Inovec products include the StereoScan™ 3-D log scanner and grade optimizer, YieldMaster™ headrig carriage optimizer, LogMaster™ small log optimizer, TrimMaster™ trim optimizer, CantMaster™ cant optimizer and WaneMaster™ edger optimizer. These systems use laser scanners to measure the size of logs or sawn wood before further sawing. Using proprietary optimizing algorithms, the systems develop cutting solutions to maximize the volume of usable wood, and then control the relative positions of the saw and the wood. In addition to providing generally a one year parts and service warranty, the Company offers fee-based primary and back-up service contracts to its customers.

    Market, Customers and Distribution

    WoodVision Market.  The worldwide lumber industry generates revenues of $75 billion per year. Worldwide, there are over 6,000 sawmills. Sawmills will purchase capital equipment to improve yield, efficiency and value. Given the significant payback for sawmills when the value of the lumber is increased by even a small percentage, the Company believes there is a very significant market opportunity for CT based scanners.

    WoodVision Customers.  During the first phase of development the Company expects to sell principally to the planted wood market. Sellers of planted wood will gain a significant competitive advantage by using a CT based system to locate hidden defects and undesirable wood properties such as twist, and thereby identify high quality logs for sale. The Company also expects to further develop systems for sawmills worldwide. Sawmills will gain a significant competitive advantage by using a CT based system to locate hidden defects such as knots and cracks and thereby adjust the cutting pattern to increase the quality and quantity of the sawn wood.

    Inovec Customers.  The Company believes that the market for optimization systems will remain competitive as the lumber industry seeks to maximize the value obtained from the current and foreseeable supply of usable timber. Over 600 of the Company's Inovec laser scanners and other optimization systems have been installed in over 300 sawmills worldwide.

    Distribution.  The Company seeks potential customers for its products under development primarily though development and test agreements. The agreements are negotiated by a team of senior research and development employees and senior management. The Company markets its Inovec products both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 2000, the Company employed a total of seven employees in sales and marketing. For sales through its authorized representatives and distributors, the Company generally is directly involved in developing proposal documents and negotiating contract terms.

    Wood Industry Purchasing.  The Company's Wood revenues will be subject to the ability and willingness of customers in the wood industry to purchase capital equipment to improve productivity, yield and finished product value. The factors that affect the decision to purchase such capital equipment include the demand for wood products, market prices for logs and finished wood products, labor costs, interest rates and other general economic factors. In addition, the revenues related to the Company's CT scanners for the wood industry will be subject to the acceptance of new technology by customers in the wood industry. There are no assurances that market conditions in the wood industry will be favorable for the sale of capital equipment, or that the Company's new products will be accepted by the industry in any particular time, or at all.

    Competition

    WoodVision.  The Company's high throughput CT technology creates a three dimensional image of the log, producing a virtual log which is an exact representation of the log's internal structure, including all knots, cracks and grain patterns. Through advanced and proprietary image processing, logs can be graded and optimized for the ideal cutting pattern, therefore allowing the customer to mitigate the impact of previously unseen defects and maximize the value of a log's yield. Competing technologies include:

  •
  Conventional x-ray scanning produces a two dimensional image of the log, depicting some defects, but not with sufficient location information to generate a complete cutting solution.

  •
  Multi-view x-ray scanning produces more information than single-view, but still cannot define the position and shape of defects with sufficient precision.

  •
  Ultrasound scanning produces some three dimensional information, but at a much lower resolution than CT scanning.

    Inovec.  Inovec competes with a number of manufacturers of laser based optimization and scanning systems. The Company believes that it has an advantage because it is focused on scanning and optimization systems compared to many competitors who are focussed on general sawmill equipment and who also offer some scanning or optimization equipment.

    Backlog

    The Company measures its backlog of Inovec product and services revenues as orders for systems and upgrades for which contracts or purchase orders have been signed, but which have not yet been shipped, and as orders for maintenance related to product support for which contracts have been signed, but maintenance service has not yet been performed. The Company typically ships its Inovec products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to Inovec or customers' readiness to accept delivery for reasons of site preparation or otherwise. At December 31, 2000, the Company's Inovec product and service revenues backlog was approximately $1.8 million. The Company expects to fill these orders and perform these services in 2001. The Company acquired Inovec effective January 1, 2000 and thus had no Inovec backlog at December 31, 1999. In the first quarter of 2001, the Company received orders valued at approximately $2.2 million for Inovec laser based optimization and scanning systems. The Company had no WoodVision backlog at December 31, 2000 and December 31, 1999.

  Manufacturing

    In all segments, the Company's manufacturing operations consist primarily of: (1) materials management; (2) assembly, test and quality control of parts and components subassemblies; and (3) final system testing. Using the Company's designs and specifications, subcontractors assemble mechanical and electrical sub-components. The Company performs final assembly and test of systems, including configuration to customers' orders and testing with current release software, prior to shipment. The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and testing. In addition, because quality and reliability over the life of the Company's products are vital to customer satisfaction and repeat purchases, the Company believes its quality assurance program is a key component of its business strategy.

  Suppliers

    The Company outsources certain manufacturing processes, including standard and build-to-print fabricated parts such as mechanical sub-assemblies, sheet metal fabrication, cables and assembled printed circuit boards. The Company generally purchases major contracted assemblies from single source suppliers to ensure high quality, prompt delivery and low cost. The Company reviews its single source procurements on a case by case basis, where feasible, and has qualified second sources for certain contracted assemblies. Although to date the Company has not experienced any significant delays in obtaining any of its single source assemblies, the Company cannot assure that it will not face shortages of one or more of these systems in the future.

  Intellectual Property and Proprietary Rights

    Proprietary Technology.  The Company's performance depends in part upon its proprietary technology. In the United States, the Company relies upon patents, copyrights and trade secrets for the protection of the proprietary elements of its products. The Company cannot assure, however, that the Company could enforce such patents, trade secrets or copyrights.

    EDS U.S. Patents.  The Company has two United States patents for automatic concealed object detection systems using a pre-scan stage as used in the CTX Series. These patents expire in the years 2010 and 2011. Outside the United States, the time period for filing foreign counterparts of these patents has expired, and the Company did not seek or obtain patent protection. The patents have not prevented competition from CT based competitors because such system does not use a pre-scan stage. The Company also has a patent application pending covering a number of new features contained in the CTX 9000 model. In accordance with the terms of the Company's development contracts with the FAA, the U.S. Government has rights to use certain of the Company's proprietary technology developed after the award of the Contracts and funded by the contracts. The U.S. Government may use such rights to produce or have produced for the U.S. Government competing products using such technology.

    EDS Foreign Patents.  Outside the United States, the Company does not have patent protection (except to the extent of licenses held under patents owned by Imatron Inc.) and has relied to date primarily on software copyrights and trade secrets for the protection of its proprietary technology. The absence of foreign counterparts to the Patents could adversely affect the Company's ability to prevent a competitor from using technology similar to technology used in the CTX Series.

    Imatron License.  In connection with the formation of the Company, the Company obtained an exclusive, worldwide, and fully-paid license, as amended, from Imatron, Inc. regarding its patents and know-how related to (a) scanners for the inspection of mail, freight, parcels, baggage and wood products, and (b) compact medical scanners for military field applications. The license allows the Company to develop, manufacture and sell systems based on a different type of CT technology than is currently incorporated in the Company's CTX Series. The Company, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully paid license under the Company's then existing or future patents and know-how to permit Imatron to utilize such technology in medical scanners other than compact medical scanners for military field applications. The license expires in 2009.

    Quantum Patents.  In the United States, the Company relies on licenses, patents, copyrights and trade secrets held by the Company for the protection of the proprietary elements of its Quantum products. The Company also relies on its ability to obtain research and development contracts in the areas of electromagnetic sensing and detection. In connection with its QR technology, the Company utilizes three key QR patents from the Naval Research Laboratory and has been granted an exclusive license to commercialize the technology, including landmine detection. The license expires in 2009. Additionally, the Company has been granted ten patents related to Quantum technology, with additional patents pending, and has developed a significant amount of know-how in the magnetic sensing and detection areas. These patents and know-how enable field deployable security systems to be designed and cost-effectively manufactured.

    Quantum Licenses.  The Company has also been granted a non-exclusive license by International Business Machines Corporation (IBM). The license covers certain patented and non-patented proprietary software and know-how related to electro-magnetic sensing and detection. The license grant expires in 2009.

    Wood.  The Company has a patent application pending covering a number of new features related to the design and use of the CT based log scanner. The Company has a patent, issued in the US and Canada, for certain technology used in Inovec log cutting optimization systems. The Company cannot assure that the patents would be effective in preventing competition from other CT and laser based scanning and optimizing systems.

    Protection.  The Company generally enters into confidentiality agreements with each of its employees, and on a case-by-case basis enters into similar agreements with distributors, customers, and potential customers. In addition, the Company limits access to distribution of its software, documentation and other proprietary information. The Company cannot assure that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. The Company cannot assure that the steps taken by the Company to protect its proprietary technology will be adequate or that its competitors will not be able to develop similar, functionally equivalent or superior technology. Although the Company believes that its intellectual property rights are valuable, the Company also believes that product support, and customer relations are of greater competitive significance because of the rapid pace of technological change and evolving customer requirements.

    Dependence on Proprietary Technology.  The Company in the past has received, and from time to time in the future may receive, communications from third parties alleging infringements by the Company or one of its suppliers of patents or other intellectual proprietary rights owned by such third parties. The Company cannot assure that any infringement claims (or claims for indemnification resulting from infringement claims against third parties, such as customers) will not be asserted against the Company, resulting in expensive and protracted litigation.

  Research and Development

    Importance of Research and Development.  The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development. At December 31, 2000 the Company had 132 full-time employees engaged in research and development and product development activities, 47 for EDS, 49 for Quantum and 36 for Wood. The Company was also using the services of sixteen specialized contract employees and consultants in this area. During the years ended December 31, 2000, 1999 and 1998, the Company spent $11.9 million, $11.2 million and $12.9 million, respectively, on research and development activities, of which $0.9 million, $0.7 million and $3.6 million, respectively, were funded by the FAA and other agencies under development contracts and grants. The Company has in backlog grants of $6.7 million for EDS research and development.

    Enhance EDS Technology.  The Company continues to make substantial investments to enhance the performance, functionality and reliability of the CTX Series explosive detection systems, including developments to:

  •
  reduce false alarms while maintaining throughput rates and certified detection capability, by developing more intelligent algorithms that determine the presence of threats by looking at threat features not considered at present such as detonators and texture;

  •
  increase threat resolution capabilities by developing an advanced threat resolution operator interface which incorporates artificial intelligence to enhance the ability of the operator by providing clear, easy to understand instructions on how to resolve threats;

  •
  increase threat resolution by the use of additional sensors to aid the alarm resolution process prior to any operator controlled threat resolution step. These sensors could incorporate either the Company's QR technology, with its increased ability to detect certain types of explosives and its lower false alarm rate, or other externally developed technologies; and

  •
  improve operator performance by incorporating threat image projection ("TIP") (a system of checking operator performance under actual operating conditions) on the CTX 9000 model (it is already available on the CTX 2500 and CTX 5500 models). The TIP system will be incorporated in the remote field data reporting modules for the CTX Series.

    These and other modifications or updated versions of the CTX Series may require FAA approval to retain certification or may require re-certification testing. The Company cannot assure that any such modifications will be approved or, if required, certified by the FAA.

    Broaden EDS Product Offerings.  The Company is continuing its commitment to its "family" approach to explosive detection by participating in the FAA's ARGUS program. This program is a four-phase competitive research and development program designed to develop a low-cost, automated explosive detection system to scan checked baggage in small airports. The project specifies an explosive detection system that would be smaller and less expensive than the Company's CTX 2500 model. During Phase I of the program, the Company developed an initial system design to meet the FAA's criteria for weight, size, and cost. In 2000, the Company was awarded funding of $7.7 million for Phase II development of a prototype system. Two competitors also received grant awards to develop prototypes. The Company believes that its participation in Phases I and II and its long experience and leading position in the field of certified EDS place it in good stead to receive additional grants under the further phases of the ARGUS program. However, there can be no assurance that the FAA will continue to award ARGUS or other development grants to the Company.

    Broaden EDS Technology Offerings.  The Company believes that systems combining two or more technologies based on different physical principles will be more robust, more cost effective and more difficult to defeat than single technology systems. For example, combining QR with dual-energy X-ray results in a system with the ability to detect a wider range of explosives than an X-ray alone, with greater reliability, and with images to assist with threat resolution following a QR-generated alarm. The Company is in the early development stage of these combined technologies.

    Competition for FAA Grants.  The U.S. Government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. Through December 31, 2000, the Company had received $27.8 million from FAA grants and contracts. The Company is also aware that certain other competitors in the EDS market have received FAA development grants. These grants include approximately $14.5 million to the Company's only CT based competitor, and funding to another competitor to develop a new CT system for the ARGUS program. The Company cannot assure that additional research and development funds from the FAA will become available in the future or that the Company will receive any such additional funds.

    Broaden CT based Detection Applications.  The Company believes that its CT detection technology can also be applied to the detection of drugs and agricultural products at ports of entry, and to the detection of contraband entering prisons. The U.S. has deployed approximately 500 conventional x-ray systems at border crossings and other points of entry. There are additional deployments around the world for the purpose of drug interdiction. The Company has determined that its CTX Series explosive detection systems are able to detect illegal drugs and currency. By expanding the software library to specifically include the characteristics of controlled substances, the Company developed a prototype CT based system for drug detection. In late 1999 and early 2000 the Company conducted trials for the United States Customs Service to evaluate the use of a truck-mounted CT based drug detection system. The Company believes that a truck mounted CTX Series system could be sold for aviation security applications.

    Weapons Detection.  The Company is continuing the development of its passive magnetic concealed weapons detection technology, currently developed for portal systems. The Company is exploring portable variations of this technology to detect weapons entering or leaving a specific area. The Company is also developing a wand to screen people for both weapons and explosives.

    Process Control.  In 2000, the Company received a major contract from the U.S. Department of Energy to develop its magnetic resonance technology to improve energy efficiency in process control applications. The Company is developing systems to accurately determine the moisture content of processed materials, including lumber, wood products, paper pulp, food products, and fuels such as coal. Accurate measurements of moisture content are very important, since industrial drying operations consume large quantities of energy, and small improvements in process efficiency result in significant cost and energy savings.

    Uncertainty of Product Development.  The Company's success will depend upon its ability to enhance its existing products, and to develop new products and new applications to meet regulatory and customer requirements and to achieve market acceptance. The enhancement and development of these products will be subject to all of the risks associated with new product development, including unanticipated delays, expenses, technical problems or other difficulties that could result in the abandonment or substantial change in the commercialization of these enhancements or new products. Given the uncertainties inherent with product development and introduction, the Company cannot assure that it will be successful in introducing products or product enhancements, including products that meet FAA certification standards, on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. In addition, if new products and new applications are successfully introduced, the Company cannot assure that it will be able to expand quickly enough to meet market demand or that new competitors will not enter the market.

  Employees

    As of December 31, 2000, the Company directly employed 335 people, of whom 132 were primarily engaged in research and development activities, 82 in marketing and sales, customer support and field service, 59 in manufacturing, ten in quality and 52 in administration and finance. In addition, The Company utilized the services of 37 full-time consultants and temporary employees in 2000. Management believes that the Company's relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the Company's executive officers:

Name	Age	Position
Dr. Sergio Magistri	48	President and Chief Executive Officer, Director
Donald E. Mattson	68	Senior Vice President and Chief Operating Officer
Alfred V. Larrenaga	53	Senior Vice President and Chief Financial Officer
David M. Pillor	46	Senior Vice President, Sales and Marketing, Director

    Dr. Sergio Magistri has served as President, Chief Executive Officer and Director of InVision since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies. As a consultant, Dr. Magistri was involved in the formation of InVision and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron Inc., a CT medical scanner company, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

    Donald E. Mattson has served as Senior Vice President and Chief Operating Officer since November 2000. Mr. Mattson previously served as Interim Vice President of Operations at InVision in 1998. In addition to his position at InVision, from 1992 to 2000, Mr. Mattson has been a management consultant, including, among others, interim management assignments as chief executive officer of a computer distribution company, president of a disk drive sub-systems company and vice president of operations of a tape drive manufacturing company. Prior to 1992, Mr. Mattson held senior management positions at Microware Distributors, Inc., Optical Data, Inc., Media Technology Corporation, Verbatim Corporation, Memorex Corporation and Varian Associates. Mr. Mattson holds a bachelor's degree in Industrial Management and Technology and an MBA from the University of California, Berkeley.

    Alfred V. Larrenaga has served as Senior Vice President and Chief Financial Officer since June 1999. Prior to joining InVision, Mr. Larrenaga served as Executive Vice President and CFO of Integrated Packaging Assembly Corporation, an independent semiconductor packaging foundry from 1997 to May 1999. From 1988 to 1997, Mr. Larrenaga was Senior Vice President, CFO and Secretary of Southwall Technologies Inc., a manufacturer of thin film materials. Prior to that, Mr. Larrenaga served as Vice President and CFO of Asyst Technologies Inc., a manufacturer of equipment for the semiconductor industry, and was Controller of the Farinon Division of Harris Corporation. He is a Certified Public Accountant and holds a bachelor's degree in accounting from Santa Clara University.

    David M. Pillor joined InVision in July 1994 as Vice President, Sales and Marketing. He has served as Senior Vice President, Sales and Marketing since November 1995 and as a director since December 1999. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a Bachelor of Science degree in Chemistry from the University of Maryland.

  Business Risks

    In addition to the risks discussed above, the Company is subject to the following risks:

    History of Losses; No Assurance of Profitability.  The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first quarter of 1995. The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company's first year of profitability. The Company was profitable on an annual basis from 1997 to 1999 but it experienced losses in each of the last two quarters of 1999 and the first two quarters of 2000, and reported a $1.8 million loss for the year ended December 31, 2000. As of December 31, 2000, the Company had an accumulated deficit of approximately $11.0 million. The Company cannot assure that it will return to and maintain profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

    Fluctuations in Operating Results.  The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors. These factors include:

  •
  the timing and size of orders from, and shipments to, major customers;
  •
  budgeting and purchasing cycles of its customers;
  •
  delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment;
  •
  the acceptance and timing of enhancements to the Company's products;
  •
  the introduction and acceptance of new products by the Company or its competitors;
  •
  changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures;
  •
  the proportion of revenues derived from competitive bid processes;
  •
  the mix between sales to domestic and international customers;
  •
  the availability and cost of key components; and
  •
  fluctuations in general economic conditions.

    The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on the Company's business, financial condition or results of operations. InVision's systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment. The high sales price of units in the CTX Series means that minor variations in the number of orders, or in the timing of shipments, substantially affects the Company's quarterly revenues. A significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature. This means that revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors. This failure to meet market expectation has in the past and may again in the future result in a decline in the trading price of the Common Stock.

    International Business.  The Company markets its products to customers outside of the United States and, accordingly, is exposed to the risks of international business operations, including unexpected changes in regulatory requirements, possible foreign currency controls, uncertain ability to protect and utilize its intellectual property in foreign jurisdictions, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, and potentially negative tax consequences. International sales are subject to certain inherent risks including tariffs, embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable.

    Fluctuation In Exchange Rates.  Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

    Product Liability Risks; Risk of Failure to Detect Explosives; Availability of Insurance.  The Company's business exposes it to potential product liability risks, which are inherent in the manufacturing and sale of explosive detection systems. There are many factors beyond the control of the Company that could lead to liability claims, such as the reliability of the customer's operators, the training of the operators after the initial installation and training period, and the maintenance of the units by the customers. For these and other reasons, including software and hardware limitations and malfunctions of the CTX Series, the Company cannot assure that the systems will detect all explosives hidden in the luggage scanned. The Company does not believe that it would be liable for any such claims, but the cost of defending any such claims would be significant and any adverse determination may be in excess of the Company's insurance coverage. Moreover, the failure of the CTX Series to detect an explosive would also result in negative publicity which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which could have a material adverse effect on the Company's business, financial condition or results of operations. Many of the Company's customers require the Company to maintain insurance at certain levels. The Company currently has product liability insurance in the amount of $150 million. The Company cannot assure that additional insurance coverage, if required by customers or otherwise, could be obtained on acceptable terms, if at all.

    Concentration Of Ownership; Control By Management.  As of December 31, 2000, the Company's principal stockholder, HARAX Holding, S.A. ("HARAX"), held approximately 20% of the Company's common stock, and the present directors and executive officers of the Company and their affiliates, in the aggregate, beneficially owned approximately 14% of the outstanding common stock, in each case including shares issuable pursuant to stock options exercisable within 60 days of December 31, 2000. Consequently, HARAX together with the Company's directors and executive officers, acting in concert, have the ability to significantly affect the election of the Company's directors and have a significant effect on the outcome of corporate actions requiring stockholder approval. In addition, HARAX, acting alone, will have the power to significantly affect matters relating to the Company's affairs and business.

    Anti-Takeover Provisions.  The Company's Restated Certificate of Incorporation contains certain provisions that may discourage bids for the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Common Stock.

  Financial Information about Domestic and Foreign Sales

    Financial information about foreign and domestic sales are stated in the attached Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies.

ITEM 2. PROPERTIES

    The Company's principal corporate office and EDS manufacturing facility is located in Newark, California, which consists of approximately 95,000 square feet under a lease which expires in May 2007. The Company has an option to extend the lease for five years. Approximately 16,000 square feet is subleased under an agreement which expires March 31, 2001. Management intends to continue to sublease this space for the foreseeable future. The Company's Quantum office is located in San Diego, California, which consists of approximately 36,000 square feet under a lease which expires May 23, 2002. The Company's Inovec office and manufacturing facility is located in Eugene, Oregon, which consists of approximately 7,500 square feet under a month to month lease and approximately 5,000 square feet in a separate building under a lease which expires at the end of March 2001. The Company is currently negotiating a renewal of this lease. The Company leases an additional approximately 3,850 square foot facility in Eugene, Oregon, for WoodVision and Inovec operations, under a two year lease expiring August 31, 2002. Management believes that these facilities will be sufficient to satisfy its administrative and manufacturing needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In July 2000, the Company entered into a settlement agreement (the "Settlement Agreement") that settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") in Superior Court of the State of California for the County of San Diego against InVision, Quantum, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). Vivid asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. The complaint was filed by Vivid following efforts by the Company and ESI, a private investigator hired by the Company, to investigate the alleged theft of intellectual property from the Company by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

    The Company's common stock trades on the Nasdaq National Market under the symbol "INVN." The following table sets forth, for the periods indicated, the high and low bid quotations of the Company common stock as reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

Quarter ended 2000	April 2	July 2	October 1	December 31
High	$9 3/8	$7 3/16	$4 1/2	$3 25/32
Low	$3 5/8	$3 9/16	$3 3/8	$1 5/16
Quarter ended 1999	March 31	June 30	September 30	December 31
High	$6 7/8	$6 7/16	$5 3/8	$5 3/8
Low	$4 3/4	$4 3/8	$3 3/8	$3 5/16

    On March 26, 2001, the closing price of the Company's Common Stock on the Nasdaq National Market was $3.00 per share. On March 26, 2001, there were approximately 307 stockholders of record of the Company's Common Stock.

    In May 1998, the Board of Directors of the Company adopted a stock repurchase program, in which management of the Company is authorized to repurchase up to 500,000 shares of the Company's common stock on the open market at prevailing market prices or in negotiated transactions off the market. As of December 31, 1999, the Company had repurchased approximately 200,500 shares of its common stock. The Company has not repurchased any shares since December 1999 and the Company cannot assure that all of such shares will ultimately be repurchased by the Company.

  Dividends

    The Company has never declared or paid cash dividends on its Common Stock and it is currently the intention of the Board of Directors not to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance its operations and product development. In addition, the Company's bank credit facility prohibits the payment of dividends without the lender's consent.

  Recent Sales Of Unregistered Securities

    From January 1, 2000 through December 31, 2000, the Company sold the following amounts of unregistered securities in connection with its acquisition of Inovec, Inc., in reliance on Section 4(2) of the Securities Act of 1933:

    (1) On November 2, 2000, the Company issued 139,530 shares of common stock to Andrew Nowak for partial consideration for the acquisition of Inovec, Inc., of which 8,000 shares were directed by Mr. Nowak to be issued to seven individuals as gifts.
    (2) On November 2, 2000, the Company issued 54,049 shares of common stock to Alan Bazzaz for partial consideration for the acquisition of Inovec, Inc.
    (3) On November 2, 2000, the Company issued 28,091 shares of common stock to Kerry Wilson for partial consideration for the acquisition of Inovec, Inc.
    (4) On November 2, 2000, the Company issued 27,619 shares of common stock to Jeffrey Franklin for partial consideration for the acquisition of Inovec, Inc.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth for the periods and the dates indicated certain consolidated financial data, which should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein. The Company acquired Inovec, Inc. ("Inovec"), effective January 1, 2000. This acquisition is being accounted for as a purchase and, accordingly, the results of operations of Inovec are only included in the consolidated financial statements as of and for the year ended December 31, 2000. In September 1997, the Company acquired Quantum Magnetics, Inc. ("Quantum") in a stock-for-stock transaction accounted for as a pooling of interests; accordingly, all prior periods have been restated to include Quantum's results.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Operations
Revenues:
Product revenues	$58,713	$43,160	$60,854	$55,216	$15,684
Service revenues	9,801	4,582	2,430	1,211	157
Government contract revenues	10,632	10,694	7,210	5,533	3,444

Total revenues	79,146	58,436	70,494	61,960	19,285

Cost of revenues:
Product costs	39,333	24,886	32,701	27,576	9,731
Service costs	6,512	3,678	2,245	451	5
Government contract costs	7,849	7,739	5,223	4,273	2,836

Total cost of revenues	53,694	36,303	40,169	32,300	12,572

Gross profit	25,452	22,133	30,325	29,660	6,713

Operating expenses:
Research and development(a)	11,039	10,443	8,498	8,635	3,409
Selling, general and administrative	16,551	11,767	12,997	12,323	7,568
Acquisition costs	—	—	—	685	—

Total operating expenses	27,590	22,210	21,495	21,643	10,977

Income (loss) from operations(b)	(2,138)	(77)	8,830	8,017	(4,264)
Interest expense(c)	(195)	(227)	(390)	(428)	(1,599)
Interest and other income, net	527	754	697	242	187

Income (loss) before provision for income taxes	(1,806)	450	9,137	7,831	(5,676)
Provision for income taxes	—	67	1,096	1,192	—

Net income (loss)	$(1,806)	$383	$8,041	$6,639	$(5,676)

Net income (loss) per share:
Basic	$(0.14)	$0.03	$0.67	$0.60	$(0.90)

Diluted	$(0.14)	$0.03	$0.63	$0.55	$(0.90)

Weighted average shares outstanding:
Basic	12,510	12,133	12,046	11,141	6,338
Diluted	12,510	12,751	12,827	12,166	6,338

	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Financial Position
Cash, cash equivalents and short-term investments	$11,908	$24,169	$12,457	$19,190	$2,471
Working capital	$37,672	$40,913	$38,911	$31,806	$6,875
Total assets	$69,332	$62,987	$63,486	$57,251	$16,949
Long-term obligations	$1,861	$1,181	$1,565	$1,336	$144
Total stockholders' equity	$47,504	$47,485	$46,830	$38,816	$8,875

(a)
Net of amounts reimbursed under research and development contracts and grants with governmental agencies of $0.9 million, $0.7 million, $3.6 million, $2.1 million and $1.5 million during 2000, 1999, 1998, 1997 and 1996, respectively. See Note 4 to the Consolidated Financial Statements.

(b)
The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $63,000, $68,000, $68,000, $425,000 and $489,000 in 2000, 1999, 1998, 1997 and 1996, respectively. See Note 7 to the Consolidated Financial Statements.

(c)
The Company recorded a noncash charge resulting from amortization of a discount in connection with Warrants in the amount of $1.3 million in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion below contains forward-looking statements which involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," and "expect" and similar expressions identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include:

  •
  risks related to market acceptance of the Company's products;
  •
  fluctuations in the Company's quarterly and annual operating results;
  •
  the loss of orders for the Company's products or the failure to obtain additional orders;
  •
  loss of any of the Company's major suppliers;
  •
  intense competition;
  •
  reliance on few customers and large orders;
  •
  risks related to the lengthy sales cycles for the Company's products;
  •
  budgeting limitations of the Company's customers and prospective customers;
  •
  risks inherent to the development and production of new products and new applications and the certification of certain of these products;
  •
  risk of certification of competitors' products;
  •
  risk of orders in backlog being canceled; and
  •
  those factors discussed in "Item 1. Business" and in the "Business Risk" section thereof and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    InVision Technologies, Inc. (the "Company") brings to market advanced detection and inspection products by adapting various medical and laboratory technologies for government and commercial uses, such as security, defense and process control. The Company reports its financial information in three segments, Explosive Detection Systems ("EDS"), Qauntum and Wood, based on types of technology and applications.

    EDS.  The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced computed tomography ("CT") technology. The Company's products were the first automated explosive detection systems to be certified by the Federal Aviation Administration ("FAA") as meeting its stringent requirements. The Company has sold 231 systems to the FAA, foreign aviation security agencies and domestic and foreign airports and airlines.

    Quantum.  The Company, through its wholly-owned subsidiary Quantum Magnetics, Inc., ("Quantum") develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum's products are based on passive magnetic sensing technology and quadrupole resonance ("QR") technology, a form of magnetic resonance. Quantum receives grants from a variety of US government agencies for research and development of landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection.

    Wood.  In February 2000, the Company announced the formation of its WoodVision division ("WoodVision") to develop the Company's CT technology to optimize the value and yield of harvested timber. Previous studies indicated that CT technology can be applied to see inside a log before it is sawn. The Company believes that a market for a product that does this exists. In connection with the formation of WoodVision, the Company acquired, as a wholly-owned subsidiary, Inovec, Inc. ("Inovec"), effective as of January 1, 2000. Inovec manufactures, markets and supports advanced optimization equipment for sawmills based on laser scanning and other optimization technologies. Since inception, Inovec has installed over 600 laser scanners and other optimization systems in over 300 sawmills worldwide. The transaction has been accounted for as a purchase and accordingly, the results of operations of Inovec are only included in the consolidated financial statements as of and for the year ended December 31, 2000.

    Research and development.  The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development. At December 31, 2000 the Company had 132 full-time employees engaged in research and development, and product development activities, 47 for EDS, 49 for Quantum and 36 for Wood. The Company was also using the services of 16 specialized contract employees and consultants in this area. During the years ended December 31, 2000, 1999 and 1998, the Company spent $11.9 million, $11.2 million and $12.9 million, respectively, on research and development activities, of which $0.9 million, $0.7 million and $3.6 million, respectively, were funded by the FAA and other agencies under development contracts and grants. The Company has in backlog grants of $6.7 million for EDS research and development, primarily for the development of ARGUS, an FAA-sponsored program designed to develop a low-cost, automated explosive detection system to scan checked baggage in small airports and low-traffic stations within larger airports. The Company has also expended significant efforts in the development of new wood scanning products in 2000 and expects to continue investing heavily in the development of these products in the future.

    Revenues.  The Company's EDS product revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. The Company cannot assure that it will obtain such multiple orders on a consistent basis. For the years ended December 31, 2000, 1999 and 1998, $30.8 million, $37.1 million and $37.9 million, respectively, were generated from EDS sales to the Company's largest customer, the FAA, representing 38.9%, 63.5% and 53.8%, respectively, of the Company's total revenues. There were no other significant customers who accounted for more than 10% of the Company's total revenues in 2000, 1999 and 1998.

    The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, the Company markets its products and services primarily through direct sales personnel. Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the years ended December 31, 2000, 1999 and 1998, international sales represented 26.2%, 14.7% and 30.2%, respectively, of the Company's total revenues.

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

    The Company recognizes EDS product revenue upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon achievement of such acceptance criteria. The Company typically requires customer deposits in advance of shipment on customer purchase orders. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Products typically carry a one-year warranty. The Company recognizes EDS service revenue for service maintenance contracts ratably over the term of the agreements and for integration and other services as the services are performed.

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

    The Company recognizes Wood product revenues from the sale of its control and automation systems of its Inovec subsidiary using the percentage-of-completion method, based on costs incurred to date as a percentage of total estimated costs at completion.

  Results of Operations

    The following table sets forth certain income and expenditure items from the Company's consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2000	1999	1998
Revenues:
Product revenues	74.2%	73.9%	86.4%
Service revenues	12.4	7.8	3.4
Government contract revenues	13.4	18.3	10.2

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product costs	49.7	42.6	46.4
Service costs	8.2	6.3	3.2
Government contract costs	9.9	13.2	7.4

Total cost of revenues	67.8	62.1	57.0

Gross profit	32.2	37.9	43.0

Operating expenses:
Research and development	13.9	17.9	12.1
Selling, general and administrative	20.9	20.1	18.4

Total operating expenses	34.8	38.0	30.5

Income (loss) from operations	(2.6)	(0.1)	12.5
Interest expense	(0.2)	(0.4)	(0.6)
Interest and other income, net	0.7	1.3	1.0

Income (loss) before provision for income taxes	(2.1)	0.8	12.9
Provision for income taxes	—	0.1	1.6

Net income (loss)	(2.1)%	0.7%	11.3%

  Comparison of Fiscal Years 2000 and 1999

    Revenues.  The Company's revenues are primarily comprised of: (i) EDS product revenues, which include revenues from sales of CTX systems and related accessories, and installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services; (ii) Quantum government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities and; (iii) Wood product revenues from the sales of control and automation systems for material processing equipment, primarily in the wood products industry and related accessories, installation and configuration, and Wood service revenues from maintenance contracts related to product support, integration and other services.

    EDS product revenues were $46.5 million in 2000, an increase of 8.1% from the $43.0 million in 1999. This increase was primarily attributable to more system shipments and more sales of the Company's higher priced CTX 9000DSi system in 2000. EDS service revenues were $8.3 million, an increase of 80.7% from the $4.6 million in 1999. The increase in service revenues is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the year. The Company typically ships against a backlog of orders for its products. As of December 31, 2000, the Company had in backlog EDS equipment orders and service agreements of $8.1 million, primarily consisting of service agreements. Additionally, in the first quarter of 2001, the Company received orders valued at approximately $10.5 million from the FAA and an international customer for multiple explosive detection systems, accessories and service.

    Quantum's government contract revenues were $10.6 million and $10.7 million in 2000 and 1999, respectively. Revenues were relatively flat in 2000 compared to 1999, reflecting an increase in efforts in the development of landmine detection technologies in 2000, offset by a decrease in other types of development efforts as government contracts and grants are completed. As of December 31, 2000, the Company had Quantum government contract backlog of approximately $23.6 million, primarily for development of landmine detection technologies.

    Wood product revenues and service revenues were $11.9 million and $1.5 million in 2000, respectively. These revenues were primarily attributable to revenues from the Inovec subsidiary acquired with an effective date of January 1, 2000. As of December 31, 2000, the Company had in backlog Inovec equipment orders and service agreements of $1.8 million. In the first quarter of 2001, the Company received orders valued at approximately $2.2 million for laser-based optimization and scanning systems for lumber manufacturing. WoodVision is still developing the CT based log scanner and had no revenues or backlog as of December 31, 2000.

    Gross Profit.  Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, and warranty. Cost of EDS service revenues primarily consists of direct labor and materials and customer support overhead. In any given period the Company's gross profit for products and services may be affected by several factors, including revenue mix, volume of systems manufactured in a given period, product configuration, location of the installation and complexity of integration into various environments.

    Gross profit for EDS products was $15.8 million in 2000, a decrease of 13.3% from the $18.2 million in 1999. Gross margins for EDS products in 2000 and 1999 were 33.9% and 42.3%, respectively. The decrease in gross profit is primarily due to lower margins on the sale of CTX 9000 systems in 2000, primarily due to competitive pricing factors with international customers and higher manufacturing costs related to the initial production process of the CTX 9000 systems. Gross profit for EDS services increased to $2.6 million in 2000 from $0.9 million in 1999. Gross margins for EDS services were 30.9% and 19.7%, respectively. The increase in gross profit is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the year.

    Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $2.8 million in 2000, a 5.8% decrease from the $3.0 million in 1999. Gross margins were 26.2% and 27.6%, respectively. The decrease in gross profit is primarily due to the change in mix of types of services and materials, which carry different margins, in 2000 compared to 1999.

    Gross profit for Wood product revenues and service revenues were $3.6 million and $0.7 million in 2000, respectively. Gross margins for Wood products and services in 2000 and 1999 were 30.0% and 48.2%, respectively. The gross profit is primarily generated from Inovec product and service revenues during the year.

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

    Gross research development expenses were $11.9 million in 2000, an increase of 6.8% from the $11.2 million in 1999. Of these amounts in 2000 and 1999, $0.9 million and $0.7 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities. Net research and development expenses were $11.0 million in 2000, an increase of 5.7% compared to the $10.4 million in 1999. As a percentage of revenues, net research and development expenses were 13.9% and 17.9% in 2000 and 1999, respectively. The increase in gross research and development expenses is primarily due to engineering services, materials and labor costs incurred for the development of WoodVision products and also due to expenses incurred by the Company's newly acquired subsidiary, Inovec. These increases are partially offset by reduced expenses incurred by Quantum as more resources were expended on research and development efforts that were funded under government contracts and grants and less incurred on internal research and development activities. The decrease as a percentage of revenues is primarily due to higher revenues in 2000 compared to the prior year. As of December 31, 2000, the Company had in backlog research and development contracts and grants of $6.7 million.

    Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

    Selling, general and administrative expenses were $16.6 million in 2000, an increase of 40.7% from the $11.8 million in 1999. As a percentage of total revenues, selling, general and administrative expenses were 20.9% and 20.1% in 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of start-up operating costs of WoodVision, the amortization expense of $0.7 million for goodwill and other intangibles acquired with the purchase of Inovec, and also expenses incurred by Inovec in 2000.

    Interest Expense.  Interest expense decreased to $195,000 in 2000 from $227,000 in 1999. Interest expense in 2000 and 1999 resulted primarily from debt financing associated with the Company's working capital lines of credit, equipment term loans and capital leases. The decrease is primarily due to lower average debt balances in 2000 compared to 1999.

    Interest and Other Income (Expense), Net.  Interest and other income (expense), net, decreased to $527,000 in 2000 from $754,000 in 1999. The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $917,000, partially offset by other expense (net) of $390,000. The 1999 amount consists primarily of interest income on cash equivalents and short-term investments of $813,000, partially offset by other expense (net) of $59,000. The decrease in interest income is primarily due to lower average cash balances in 2000 compared to the prior year.

    Provision for Income Taxes.  No tax provision or benefit was recorded for 2000. The Company recorded a provision for income taxes of $67,000 in 1999. At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $4.6 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2010 to 2012 and tax credit carryforwards expire from 2005 to 2018.

  Comparison of Fiscal Years 1999 and 1998

    Revenues.  EDS product revenues were $43.0 million in 1999, a decrease of 29.3% from the $60.9 million in 1998. This decrease was primarily attributable to fewer systems shipped in 1999 compared to the prior year. EDS service revenues were $4.6 million and $2.4 million in 1999 and 1998, respectively. The increase in service revenues were primarily due to increased service contract revenues primarily due to the commencement of support and maintenance agreements for systems for which warranty periods expired during the year.

    Government contract revenues were $10.7 million in 1999, an increase of 48.3% from the $7.2 million in 1998. This increase was primarily attributable to accelerated activities related to landmine detection technologies in 1999.

    Gross Profit.  Gross profit for EDS product was $18.2 million in 1999 compared to $28.2 million in 1998. Gross margins in 1999 and 1998 were 42.3% and 46.3%, respectively. The decrease in gross margins was primarily the result of lower margins on the sale of the CTX 9000 systems, which were made up of higher per unit costs related to the start-up of the initial production process in the latter part of the year.

    Gross profit for government contracts was $3.0 million in 1999 compared to $2.0 million in 1998. Gross margins were 27.6% in 1999 and 1998. The increase in gross profit was primarily due to the increased level of work on funded landmine detection technologies.

    Research and Development.  Net research and development expenses were $10.4 million in the year ended December 31, 1999. Net research and development expenses would have been $9.3 million in 1998 without the capitalization of software development costs of $0.8 million. Software development costs qualifying for capitalization were insignificant in 1999. In the third quarter of 1999, the Company began amortizing the capitalized software development costs using the straight-line method over the forecasted units of production. Gross research and development expenses were $11.2 million in 1999, a decrease of 13.4% from the $12.9 million in 1998, before considering the impact of software capitalization. Of these amounts in 1999 and 1998, $0.7 million and $3.6 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies. As a percentage of total revenues, net research and development expenditures were 17.9% in 1999 compared to 12.1% in 1998. The increase of net research and development costs as a percentage of revenues was primarily the result of lower revenues in 1999 compared to the prior year. The decrease in gross research and development expenditures in absolute dollars was primarily due to the completion of two significant development products in early 1999, specifically the development of the CTX 9000 and QScan 160, of which the Company made its first sale of these products in 1999.

    Selling, general and administrative.  Selling, general and administrative expenses were $11.8 million in 1999, a decrease of 9.5% from the $13.0 million in 1998. As a percentage of total revenues, selling, general and administrative expenses were 20.1% and 18.4% in 1999 and 1998, respectively. The increase in selling, general and administrative expenses as a percentage of revenues was primarily the result of lower revenues in 1999 compared to the prior year. The decrease in selling, general and administrative expenses in absolute dollars was primarily the result of a decrease in commission expense due to changes in the structure of sales incentive compensation plans and lower revenues in 1999 and continued efforts to reduce selling and administrative expenses during the year.

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

  Noncash Charges

    The Company recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $63,000, $68,000 and $68,000 in 2000, 1999 and 1998, respectively.

  Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through private sales of $16.5 million of preferred and common stock (of which $5.6 million represents indebtedness converted to equity), the sale of $9.5 million of common stock in the Company's initial public offering in April 1996, the sale of $21.2 million in the Company's follow-on offering in May 1997, and short-term borrowings under working capital lines of credit. At December 31, 2000, the Company had $11.9 million in cash, cash equivalents and short-term investments, compared to $24.2 million at December 31, 1999. Working capital was $37.7 million at December 31, 2000 compared to $40.9 million at December 31, 1999.

    Net cash used in operating activities was $9.2 million in 2000, compared to $17.0 million provided by operating activities in 1999. Cash used in operating activities in 2000 primarily resulted from a net loss of $1.8 million, a $10.5 million increase in accounts receivable, a $2.2 million increase in inventories and a $3.0 million decrease in deferred revenues, partially offset by the $3.8 million non-cash effect of depreciation and amortization, a $4.0 million increase in accrued liabilities, and a $0.6 million decrease in other current assets. Cash provided by operating activities in 1999 primarily resulted from net income of $0.4 million, the $3.0 million non-cash effect from depreciation and amortization, a $16.2 million decrease in accounts receivable, a $1.7 million increase in accounts payable and a $1.6 million increase in deferred revenues, partially offset by a $5.6 million increase in inventories and a $0.8 million decrease in accrued liabilities.

    Net cash provided by investing activities was $1.7 million in 2000, compared to $5.5 million used in investing activities in 1999. Net cash provided by investing activities in 2000 primarily resulted from $5.9 million on sales of short-term investments partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $2.7 million in acquisitions of capital equipment. Net cash used in investing activities in 1999 primarily resulted from $3.9 million in purchases of short-term investments (net of sales) and $1.7 million in acquisitions of capital equipment

    Net cash provided by financing activities was $1.1 million in 2000, compared to $3.7 million used in financing activities in 1999. Net cash provided by financing activities in 2000 was primarily due to $0.9 million in net proceeds from borrowings of short-term debt and $0.7 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $0.4 million in repayments of long-term debt financing. Net cash used in financing activities in 1999 was primarily due to $3.9 million in repayments of debt financing (principally, short-term borrowings under the lines of credit), and $0.3 million in the repurchase of 85,600 shares of the Company's Common Stock at prevailing market prices, partially offset by $0.5 million in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

    In November 2000, the Company renewed its two line of credit agreements with a bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of: (a) the sum of 80% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million. Borrowings under both agreements bear interest at the bank's prime rate plus 1.5% (11.0% at December 31, 2000) and are secured by EDS assets. The agreements expire in November 2001 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 2000, the Company had borrowings outstanding of $0.9 million under the domestic EDS agreement. Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.1 million and foreign exchange contracts for which a 10% reserve of $141,000 is secured by the lines of credit. The remaining available borrowing capacity under the lines of credit was $5.3 million at December 31, 2000 based on eligible EDS accounts receivable and inventories as of that date.

    The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At December 31, 2000, the Company had an outstanding $331,000 term loan due June 2003 and a $196,000 term loan due November 2001. The term loans bear interest at the bank's prime rate plus 1.5% (11.0% at December 31, 2000).

    As of December 31, 2000, the Company had non-cancelable annual lease commitments in the amount of $1.6 million for 2001 and decreasing to $1.3 million in 2005. See Note 8 of the Notes to the Consolidated Financial Statements in item 8 of this Annual Report on Form 10-K.

    The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Exchange Risk and Impact of Inflation

    The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, the Company enters into forward exchange contracts to mitigate foreign exchange risk. In 2000, the Company entered into forward exchange contracts of approximately $6.3 million to hedge against foreign exchange risk for contracts with international customers, and at December 31, 2000, had outstanding contracts totaling $1.4 million. The Company did not hedge any foreign exchange risk in 1999. Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis. The Company has some advance purchase commitments in foreign currencies with a few European suppliers. The Company currently does not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, the Company will continue to monitor the foreign exchange rates and enter into forward exchange contracts to mitigate foreign exchange risk as appropriate.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 did not have a material effect on the Company's consolidated results of operations at January 1, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and Notes thereto appear on pages F-1 to F-24 of this Annual Report on Form 10-K and are incorporated by reference here. Supplementary financial information with respect to each of the quarters in the years ended December 31, 2000 and 1999 are set forth in Note 15 to the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On April 24, 2000, the Company's Board of Directors approved a change in the Company's independent accountants for the current fiscal year, from PricewaterhouseCoopers LLP ("PwC") to Deloitte & Touche LLP ("Deloitte & Touche") due to an independence issue. The brother of the Company's Chief Financial Officer is a partner with PwC and was transferred in April 2000 to an office within 500 miles of the Company's headquarters, rendering PwC unable to act as the Company's independent accountants pursuant to longstanding interpretive guidance regarding independence issued by the Securities and Exchange Commission ("SEC"). The decision to change accountants was approved by the audit committee of the Board of Directors, and by the Board of Directors, effective April 24, 2000. The reports of PwC for the fiscal years ended December 31, 1998 and December 31, 1999, contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1998 and December 31, 1999, and the interim period from January 1, 2000 through April 24, 2000, there were no disagreements between the Company and PwC on any accounting principles or practices, financial statement disclosures or auditing scope or procedures, which, if not resolved to the satisfaction of PwC would have caused it to make reference to the subject matter of the disagreement in connection with its reports. The Company has provided PwC with a copy of the disclosures contained herein and has filed as an exhibit hereto the response of PwC to the disclosures set forth in the section. The Company did not consult with Deloitte & Touche during the fiscal years ended December 31, 1998 and December 31, 1999, and the interim period from January 1, 2000 through April 24, 2000, on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated by reference to the information contained in the Proxy Statement to be filed no later than April 30, 2001 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held June 21, 2001 (the "Proxy Statement") under the captions "Proposal No. 1—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." For the information required as to Executive Officers, see "Part I. Item 1. Business—Executive Officers of the Registrant," which information is incorporated by reference here.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the information contained in the Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the information contained in the Proxy Statement under the caption "Certain Transactions."

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 immediately following the signature page of this report and are incorporated by reference here.

(a)(2) Financial Statement Schedule

II—Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000 (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's Equity Incentive Plan, as amended (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended (3) (5)
10.4	Registrant's 2000 Equity Incentive Plan (3)(5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.22	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.23	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)

10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated September 11, 1990 (6)
10.35	Key Employee Agreement dated May 27, 1999, between the Registrant and Alfred V. Larrenaga. (5)(6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, Tim Black, Alfred V. Larrenaga, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby dated November 1, 1999 (5)(6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000 (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)
16.1	Letter from PricewaterhouseCoopers LLP, the Registrant's Prior Independent Accountants
23.1	Consent of Deloitte & Touche LLP, Independent Auditors
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants

Notes to Exhibits

(1)
Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

(2)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(3)
Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 incorporated herein by reference.

(4)
Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997 and incorporated herein by reference.

(5)
Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.

(6)
Filed as the like - numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(7)
Filed as the like - numbered exhibit to Registrant's Current Report on Form 8-K filed May 18, 2000.

(8)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000 and incorporated herein by reference.

(9)
Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 and incorporated herein by reference.

(b)
Reports On Form 8-K
(1)
The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2000.

(c)
See Exhibits listed under Item 14(a)(3).

(d)
The financial statement schedules required by the Item are listed under Item 14(a)(2).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2001.

INVISION TECHNOLOGIES, INC.
By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SERGIO MAGISTRI Sergio Magistri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2001
/s/ ALFRED V. LARRENAGA Alfred V. Larrenaga	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2001
/s/ GIOVANNI LANZARA Giovanni Lanzara	Chairman of the Board of Directors	March 28, 2001
/s/ DOUGLAS P. BOYD Douglas P. Boyd	Director	March 28, 2001
/s/ BRUNO TREZZA Bruno Trezza	Director	March 28, 2001
/s/ MORRIS BUSBY Morris Busby	Director	March 28, 2001
/s/ DAVID M. PILLOR David M. Pillor	Senior Vice President, Sales and Marketing, and Director	March 28, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
InVision Technologies, Inc.
Newark, California

    We have audited the accompanying consolidated balance sheet of InVision Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InVision Technologies, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
San Jose, California
February 9, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
InVision Technologies, Inc.

    In our opinion, the consolidated financial statements listed in Item 14(a) present fairly, in all material respects, the financial position of InVision Technologies, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
February 9, 2000

InVision Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$11,908	$18,282
Short-term investments	—	5,887
Accounts receivable, net	22,547	10,633
Inventories	20,207	17,460
Other current assets	2,977	2,972

Total current assets	57,639	55,234
Property and equipment, net	6,741	6,796
Intangible assets, net	4,412	301
Other assets	540	656

Total assets	$69,332	$62,987

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,353	$5,128
Accrued liabilities	11,213	5,566
Deferred revenue	2,107	3,194
Short-term debt	890	—
Current maturities of long-term obligations	404	433

Total current liabilities	19,967	14,321

Long-term obligations	1,861	1,181

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 12,613,000 and 12,190,000 shares issued and outstanding	13	12
Additional paid-in capital	59,671	57,910
Deferred stock compensation expense	—	(63)
Accumulated deficit	(10,981)	(9,175)
Treasury stock, at cost (201,000 shares)	(1,199)	(1,199)

Total stockholders' equity	47,504	47,485

Total liabilities and stockholders' equity	$69,332	$62,987

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Product revenues	$58,713	$43,160	$60,854
Service revenues	9,801	4,582	2,430
Government contract revenues	10,632	10,694	7,210

Total revenues	79,146	58,436	70,494

Cost of revenues:
Product costs	39,333	24,886	32,701
Service costs	6,512	3,678	2,245
Government contract costs	7,849	7,739	5,223

Total cost of revenues	53,694	36,303	40,169

Gross profit	25,452	22,133	30,325

Operating expenses:
Research and development	11,039	10,443	8,498
Selling, general and administrative	16,551	11,767	12,997

Total operating expenses	27,590	22,210	21,495

Income (loss) from operations	(2,138)	(77)	8,830
Interest expense	(195)	(227)	(390)
Interest and other income, net	527	754	697

Income (loss) before provision for income taxes	(1,806)	450	9,137
Provision for income taxes	—	67	1,096

Net income (loss)	$(1,806)	$383	$8,041

Net income (loss) per share:
Basic	$(0.14)	$0.03	$0.67

Diluted	$(0.14)	$0.03	$0.63

Weighted average shares outstanding:
Basic	12,510	12,133	12,046
Diluted	12,510	12,751	12,827

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flow from operating activities:
Net income (loss)	$(1,806)	$383	$8,041
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,901	2,878	1,989
Amortization of capitalized software development costs	171	50	—
Amortization of intangible assets	682	24	30
Loss on disposal of fixed assets	107	12	50
Bad debt expense	29	131	15
Stock compensation expense	63	68	68
Changes in assets and liabilities:
Accounts receivable	(10,463)	16,169	(10,101)
Inventories	(2,193)	(5,635)	(1,044)
Other current assets	595	(185)	(700)
Other noncurrent assets	(18)	418	490
Accounts payable	(378)	1,726	(1,695)
Accrued liabilities	4,010	(765)	2,299
Deferred revenues	(3,005)	1,621	(1,696)
Other long-term obligations	90	131	211

Net cash provided by (used in) operating activities	(9,215)	17,026	(2,043)
Cash flow from investing activities:
Purchases of property and equipment	(2,652)	(1,651)	(2,894)
Proceeds from (purchases of) short-term investments, net	5,887	(3,892)	3,084
Purchase of subsidiary, net of cash acquired	(1,518)	—	—
Capitalized software development costs	—	—	(803)

Net cash provided by (used in) investing activities	1,717	(5,543)	(613)
Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	890	(2,967)	(1,201)
Proceeds from long-term debt	—	—	652
Repayments of long-term debt	(435)	(900)	(349)
Proceeds from issuance of common stock	669	538	770
Repurchase of common stock	—	(334)	(865)

Net cash provided by (used in) financing activities	1,124	(3,663)	(993)
Net change in cash and cash equivalents for the year	(6,374)	7,820	(3,649)
Cash and cash equivalents at beginning of year	18,282	10,462	14,111

Cash and cash equivalents at end of year	$11,908	$18,282	$10,462

Supplemental disclosures of cash flow information:
Interest paid	$242	$256	$343
Taxes paid	$187	$283	$842
Supplemental disclosures of noncash financing activities:
Capital lease obligations incurred for the purchase of new equipment	$57	$—	$—
Liabilities assumed in acquisition of subsidiary	$2,881	$—	$—
Issuance of common stock in connection with acquisition of subsidiary	$1,093	$—	$—
Stock payable in connection with acquisition of subsidiary	$1,684	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock					Treasury Stock
			Additional Paid-In Capital	Deferred Stock Compensation Expense	Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 1997	11,932	$12	$56,602	$(199)	$(17,599)	—	$—	$38,816
Issuance of common stock	18	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	68	—	—	—	68
Exercise of common stock options	145	—	192	—	—	—	—	192
Shares issued under the employee stock purchase plan	87	—	578	—	—	—	—	578
Repurchase of common stock	—	—	—	—	—	(115)	(865)	(865)
Net income	—	—	—	—	8,041	—	—	8,041

Balance at December 31, 1998	12,182	12	57,372	(131)	(9,558)	(115)	(865)	46,830
Amortization of deferred stock compensation	—	—	—	68	—	—	—	68
Exercise of common stock options	105	—	98	—	—	—	—	98
Shares issued under the employee stock purchase plan	104	—	440	—	—	—	—	440
Repurchase of common stock	—	—	—	—	—	(86)	(334)	(334)
Net income	—	—	—	—	383	—	—	383

Balance at December 31, 1999	12,391	12	57,910	(63)	(9,175)	(201)	(1,199)	47,485
Amortization of deferred stock compensation	—	—	—	63	—	—	—	63
Exercise of common stock options	63	—	336	—	—	—	—	336
Shares issued under the employee stock purchase plan	111	—	333	—	—	—	—	333
Issuance of common stock related to an acquisition	249	1	1,092	—	—	—	—	1,093
Net loss	—	—	—	—	(1,806)	—	—	(1,806)

Balance at December 31, 2000	12,814	$13	$59,671	$—	$(10,981)	(201)	$(1,199)	$47,504

The accompanying notes are an integral part of these consolidated financial statements.

INVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

    InVision Technologies, Inc. (the "Company") brings to market advanced detection and inspection products by adapting various medical and laboratory technologies for government and commercial uses, such as security, defense and process control. The Company develops, manufactures, markets and supports systems based on advanced computed tomography ("CT") technology for explosive detection systems for civil aviation security, for log scanning for the wood products industry and for drug detection applications. The Company's wholly-owned subsidiary, Quantum Magnetics, Inc. ("Quantum") develops for commercialization patented technologies, such as magnetic resonance and passive magnetic sensing, for landmine and weapons detection and other applications. The Company's Wood segment, including the Company's wholly-owned subsidiary, Inovec, Inc. ("Inovec"), develops, manufactures, markets and supports technologies for scanning, optimization and control systems for the forest products industry.

    The Company was incorporated in Delaware in 1990. Its headquarters and principal manufacturing facilities are located in Newark, California. The Company acquired Quantum as a wholly-owned subsidiary in 1997. Quantum is a California corporation located in San Diego, California. The Company acquired Inovec as a wholly owned subsidiary effective January 1, 2000. Inovec is a Delaware corporation, with its headquarters and manufacturing facilities located in Eugene, Oregon.

    EDS.  The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced CT technology. The Company's products were the first automated explosive detection system, to be certified by the Federal Aviation Administration ("FAA") as meeting its stringent requirements. The Company has sold 231 systems to the FAA, to foreign aviation security agencies and to domestic and foreign airports and airlines.

    Quantum.  The Company, through its wholly-owned subsidiary Quantum Magnetics, develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum's products are based on passive magnetic sensing technology and quadrupole resonance ("QR") technology, a form of magnetic resonance. Quantum receives grants from a variety of US government agencies for research and development of military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection.

    Wood.  In February 2000, the Company announced the formation of its WoodVision division ("WoodVision") to develop the Company's CT technology to optimize the value and yield of harvested timber. Previous studies indicated that CT technology can be applied to see inside a log before it is sawn. The Company believes that a market for a product that does this exists. In connection with the formation of WoodVision, the Company acquired, as a wholly-owned subsidiary, Inovec, Inc. effective as of January 1, 2000 (see Note 3). Inovec manufactures, markets and supports advanced optimization equipment for sawmills based on laser scanning and other optimization technologies. Since inception, Inovec has installed over 600 laser scanners and other optimization systems in over 300 sawmills worldwide.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, after the elimination of intercompany accounts and transactions. The

Company's preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

  Stock Split

    Share information for all periods presented has been retroactively adjusted to reflect a 1-for-11 reverse stock split of Common Stock and Preferred Stock effected on March 15, 1996, and a 2-for-1 Common Stock dividend effected on February 7, 1997.

  Cash and Cash Equivalents

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

  Revenue Recognition

    Revenue from EDS product sales is recognized upon shipment unless extended acceptance criteria exist, in which case revenue is recognized upon completion of such acceptance criteria. Provision for estimated installation, training and warranty costs is recorded at the time revenue is recognized and adjusted periodically based on historical and anticipated experience. Revenue from EDS service maintenance contracts is recognized ratably over the term of the agreements, and for integration and other services, as the services are performed. Deferred revenue arises from advance payments received from customers for systems to be delivered within the next year and for maintenance service not yet performed.

    Revenue from Quantum government contracts and from Inovec product sales of the automation and control systems is recognized using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. Deferred revenue is recorded as advance payments are received for work not yet performed.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning October 2, 2000, however earlier adoption is permitted. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

  Inventories

    Inventories are stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and overhead.

  Property and Equipment

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from two to seven years, or the lease term of the respective assets, if applicable.

  Intangible Assets

    The Company has patents, licenses, developed technologies, acquired workforce, goodwill and other intangible assets totaling $4.4 million and $0.3 million at December 31, 2000 and 1999, respectively, net of accumulated amortization of $0.8 million and $86,000, respectively. The Company's excess of purchase cost over the fair value of net assets acquired was $2.3 million at December 31, 2000, net of accumulated amortization of $0.2 million. Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over three to ten years. Amortization expense was $0.7 million, $24,000 and $30,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company periodically re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

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

  Software Development Costs

    The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs after technological feasibility has been established. Software development costs qualifying for capitalization were not material in 2000 and 1999. In 1998, the Company capitalized software development costs of $803,000, which are included in other current assets and other noncurrent assets at December 31, 2000 and 1999. The Company began amortizing the capitalized software development based on the ratio of units sold during the years to the total forecasted units of sales. Amortization expense was $171,000 and $50,000 in 2000 and 1999, respectively. No amortization expense was recorded in 1998 because the product was not yet available for general release to customers.

  Stock Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock- based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

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

  Comprehensive Income

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. The Company has no comprehensive income other than net income (loss) for the periods presented in these consolidated financial statements.

  Segment Information

    Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of segment information under a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company. Prior year's segment information has been presented to reflect the Company's organizational structure in 2000.

  Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The adoption of SFAS 133 did not have a material effect on the Company's consolidated results of operations at January 1, 2001.

    As of December 31, 2000, the Company had $1.4 million of aggregate foreign currency forward exchange contracts. The fair value of these financial instruments was not material at December 31, 2000. There were no forward exchange contracts outstanding at December 31, 1999.

  Concentration of Credit Risk and Fair Value of Financial Instruments

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. At December 31, 2000, the Company has accounts receivable from customers (including research and development reimbursements from the FAA and other government agencies) located in the United States, Europe, Middle East, Pacific Rim and other areas of $17.3 million, $3.1 million, $1.4 million, $0.5 million and $0.2 million, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness. At December 31, 2000 and 1999, the allowance for bad debts was $302,000 and $171,000, respectively. At December 31, 2000, one customer accounted for 54.7% of total accounts receivable. No other individual customer accounted for more than 10% of accounts receivable at December 31, 2000.

    The Company believes the recorded value of financial instruments, including cash and cash equivalents, accounts receivable and long-term debt, approximate fair value at each balance sheet date.

    The Company's total revenues are denominated in U.S. dollars. Significant customers which represented 10% or more of total revenues for the respective periods were as follows:

	Year Ended December 31,
	2000	1999	1998
FAA	42%	67%	57%
DARPA	2%	11%	3%

    The Company markets its products both internationally and domestically. Total revenues by geographic region are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
United States	$58,441	$49,830	$49,171
Europe	11,939	3,084	12,907
Pacific Rim	5,239	2,979	2,792
Middle East	1,773	450	5,624
Other	1,754	2,093	—

Total Worldwide Sales	$79,146	$58,436	$70,494

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

    The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Year Ended December 31,
	2000			1999			1998
	Income (loss)	Shares	Per Share Amount	Income (loss)	Shares	Per Share Amount	Income (loss)	Shares	Per Share Amount
Basic net income (loss) per share:
Income (loss) available to common stockholders	$(1,806)	12,510	$(0.14)	$383	12,133	$0.03	$8,041	12,046	$0.67
Effect of dilutive securities: Options	—	—	—	—	618	—	—	781	(0.04)

Diluted net income (loss) per share:
Income (loss) available to common stockholders plus assumed conversions	$(1,806)	12,510	$(0.14)	$383	12,751	$0.03	$8,041	12,827	$0.63

    The computation of diluted net loss per share for the year ended December 31, 2000 does not include shares issuable upon exercise of options of 1,046,222 and issuance of common stock related to the acquisition of Inovec payable April 2001 and 2002 based on average share prices prior to scheduled payment dates, because their effect would have been anti-dilutive.

NOTE 3. ACQUISITION OF INOVEC, INC.

    Effective January 1, 2000, the Company acquired Inovec, Inc., a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry for $5.2 million in cash and stock, payable over the next two years. The Company paid $2.4 million in cash and issued 249,000 shares of common stock to the former shareholders of Inovec as the first two installments of the purchase price. The remaining obligation payable of $1.7 million is payable in stock to the former shareholders in April 2001 and 2002 and is based on average share prices prior to the scheduled payment dates. In addition, the Company is contingently liable under the purchase agreement in the event that Inovec achieves certain operating milestones during the years ended December 31, 2000 and 2001. At December 31, 2000, Inovec had achieved certain of these milestones and an additional $0.5 million was recorded as additional purchase price and will be paid in cash and stock in April 2001. An additional $0.7 million would be payable upon the achievement of certain milestones at the end of 2001.

    The transaction has been accounted for as a purchase, and accordingly, the results of operations of Inovec are only included in the consolidated financial statements for the year ended December 31, 2000. The Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing accepted valuation procedures and techniques. These intangible assets include approximately $1.5 million for developed technologies, $0.7 million for the acquired workforce, $50,000 for covenants not to compete and the remaining $2.5 million for goodwill. These intangibles are being amortized over their estimated useful lives ranging from three to ten years.

    The following unaudited pro forma data summarize the results of operations for the year ended December 31, 1999 as if the acquisition of Inovec occurred on January 1, 1999. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 1999, or that may be obtained in the future.

Year ended Dec. 31, 1999 (unaudited)
(in thousands, except per share data)
Total revenues	$66,235
Net loss	$(188)
Basic net loss per share	$(0.02)
Diluted net loss per share	$(0.02)

NOTE 4. RESEARCH AND DEVELOPMENT CONTRACTS AND GRANTS

    The Company has been awarded various research and development contracts and grants by the FAA and other government agencies to share in the costs of developing and enhancing the Company's products. During 2000, 1999 and 1998, the Company was entitled to reimbursements of $0.9 million, $0.7 million and $3.6 million, respectively, under research and development contracts and grants. Such reimbursements have been reflected as a reduction to research and development expense in each period presented. Billings under such research and development contracts and grants are rendered monthly on the basis of actual costs incurred. At December 31, 2000 and 1999, the related receivable balances from these contracts and grants were $626,000 and $47,000, respectively.

NOTE 5. DEBT

  Lines of Credit

    In November 2000, the Company renewed its two line of credit agreements with a bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of: (a) the sum of 80% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million. Borrowings under both agreements bear interest at the bank's prime rate plus 1.5% (11.0% at December 31, 2000) and are secured by EDS assets. The agreements expire in November 2001 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes. At December 31, 2000, the Company had borrowings outstanding of $0.9 million under the domestic EDS agreement. Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.1 million and foreign exchange contracts for which a 10% reserve of $141,000 is secured by the lines of credit. The remaining available borrowing capacity under the lines of credit was $5.3 million at December 31, 2000 based on eligible EDS accounts receivable and inventories as of that date.

  Long-Term Debt

    The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At December 31, 2000, the Company had an outstanding $331,000 term loan due June 2003 and a $196,000 term loan due November 2001. The term loans bear interest at the bank's prime rate plus 1.5% (11.0% at December 31, 2000).

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

    In 2000, under the terms of the acquisition of Inovec, the Company issued 249,000 shares of common stock to the former shareholders of Inovec as the first two installments of the purchase price. The remaining obligation under the purchase agreement of $1.7 million is payable in stock to the former shareholders in April 2001 and 2002 and is based on average share prices prior to the scheduled payment dates. At December 31, 2000, Inovec achieved certain milestones within the purchase agreement and an additional $0.3 million is payable in stock in April 2001, based on average share prices ten trading days prior to and ten trading days after March 31, 2001.

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

    In connection with the Company's initial public offering, Donald & Co. Securities Inc., the underwriter, received, under the terms of the underwriting agreement, a four-year warrant to purchase 180,000 shares of the Company's common stock at a price of $6.60 per share commencing April 23, 1997. As of December 31, 2000, no shares of the Company's common stock had been purchased under the warrant.

NOTE 7. EMPLOYEE STOCK AND BENEFIT PLANS

Equity Incentive Plans

    The Company has several stock option plans (the "Equity Plans") for its officers, employees, consultants and directors of the Company. The Equity Plans provides for the granting of incentive and non-qualified stock options, stock bonus awards, rights to purchase restricted stock and stock appreciation rights (together "Stock Awards") for the purchase of up to an aggregate of 4,489,355 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the Equity Plans and also determines the terms of each Stock Award. Options granted under the Equity Plans generally vest over a four year period. In the event of a change in control transaction, Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction. With respect to officers and directors only, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full upon an involuntary termination without "cause" or a "constructive termination" as those terms are defined in the officers' and directors' respective option agreements within a year following the effective date of the change in control transaction.

    Incentive and non-qualified stock options may be granted at an exercise price per share of not less than 85% of the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock and not less than 100% for incentive stock options under certain plans). Options granted under the Equity Plans generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Options granted generally vest 25% one year after issuance and 1/16th each quarter thereafter for three years.

    In October 1998, the Company offered employees and consultants the opportunity to participate in an option repricing program. Under the program, each employee and consultant could elect on or before November 9th that his or her existing option issued under the 1991 Equity Incentive Plan be converted into a repriced option. The per share exercise price of each repriced option would be equal to the greater of the fair market value of the Company's common stock on the conversion date (November 9, 1998) or $6.93. In return for the lower exercise price, the repriced options issued would be subject to a blackout period whereby no options could be exercised between November 9, 1998 and May 8, 1999. The number of shares vested under the converted option would vest immediately under the repriced option. All remaining shares subject to the repriced option will vest over a period that is equivalent to the vesting period remaining under the converted option. On November 9, 1998, the fair market value of the Company's common stock was $6.50 and options for a total of 313,986 shares were repriced at $6.93 per share. No officers of the Company repriced options under the program. The weighted average per share exercise price of the outstanding shares subject to the options prior to conversion was $10.55 and the range of exercise prices was $7.69-$14.56.

    In connection with grants of stock options to employees and directors, the Company recorded $240,000 of deferred compensation representing the difference between the deemed fair value of the Company's common stock and the exercise price at the date of grant in 1997. No such deferred stock compensation was recorded in 2000, 1999 or 1998. Amortization of deferred stock compensation was $63,000, $68,000 and $68,000 in 2000, 1999, and 1998, respectively.

    The activity under the Equity Plans was as follows (in thousands, except per share data):

	Year Ended December 31,
	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,977	$4.25	1,759	$4.09	1,737	$4.44
Granted	1,143	$4.09	504	$4.98	635	$6.89
Exercised	(63)	$5.37	(105)	$0.93	(145)	$1.34
Canceled (un-vested)	(158)	$5.13	(97)	$6.33	(357)	$9.82
Expired (vested)	(68)	$6.05	(84)	$6.89	(111)	$10.85

Outstanding at end of period	2,831	$4.07	1,977	$4.25	1,759	$4.09

Options exercisable at period end	1,396	$3.79	1,260	$3.65	1,094	$2.70
Weighted average grant date fair value of options granted during the year		$2.22		$2.74		$3.68
Weighted average grant date fair value of options granted during the year at exercise prices above market prices		$—		$—		$6.93
Weighted average grant date fair value of options granted during the year at exercise prices below market prices		$—		$—		$—

    Information relating to stock options outstanding under the Equity Plans at December 31, 2000 is as follows (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.55- 0.55	330	4.0	$0.55	330	$0.55
$0.97- 1.10	301	4.8	$1.10	301	$1.10
$1.81- 1.81	102	9.9	$1.81	—	$—
$2.75- 4.13	257	9.0	$3.84	35	$3.71
$4.25- 6.38	1,246	8.8	$4.59	205	$4.90
$6.50- 9.63	594	7.0	$6.90	524	$6.92
$11.25-14.56	1	6.2	$12.58	1	$12.47

	2,831	7.5	$4.07	1,396	$3.79

1996 Employee Stock Purchase Plan

    The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 450,000 shares of common stock has been reserved for issuance under the Purchase Plan. As of December 31, 2000, 318,000 shares have been issued under the Purchase Plan.

Fair Value Disclosures

    Had compensation cost for options granted in 2000, 1999 and 1998 under the Company's Equity Plans been determined based on the fair value at the grant dates, as prescribed in Statement of

Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2000	1999	1998
Net income (loss):
As reported	$(1,806)	$383	$8,041
Pro forma	$(3,056)	$(1,223)	$6,481
Pro forma net income (loss) per share:
Basic:
As reported	$(0.14)	$0.03	$0.67
Pro forma	$(0.24)	$(0.10)	$0.54
Diluted:
As reported	$(0.14)	$0.03	$0.63
Pro forma	$(0.24)	$(0.10)	$0.51

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants during the applicable period:

	2000	1999	1998
Risk free rate of return	6.32-6.68%	5.10-5.31%	4.43-4.79%
Weighted average expected option term	3.8 years	4.3 years	3.8 years
Volatility rate	66%	65%	72%
Dividend yield	0%	0%	0%

1997 Employee 401(k) Plan

    The InVision Technologies, Inc. 401(k) Plan (the "401(k) Plan") was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of the employee's gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $395,000, $351,000 and $294,000 in 2000, 1999 and 1998, respectively.

NOTE 8. COMMITMENTS

    The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2007. The existing facilities lease includes an option to renew for an additional five years through 2012. Future minimum lease payments under these leases at December 31, 2000 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2001	$1,606	$91
2002	1,418	53
2003	1,268	19
2004	1,227	16
2005	1,252	—
Years thereafter	2,071	—

	$8,842	179

Less: amount representing interest		(27)

Present value of net minimum lease payments		152
Less: current portion of capital lease obligations		(76)

Long-term capital lease obligations		$76

    Rent expense for facilities located in Newark, California, San Diego, California, Eugene, Oregon, and in the United Kingdom was $1,529,000, $1,445,000 and $1,357,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

    The lease on the corporate office and manufacturing facility in Newark, California includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. At December 31, 2000 and 1999, the Company has recorded long-term deferred rent of $539,000 and $449,000, respectively, to reflect the excess of rent expense over cash payments since inception of the lease.

NOTE 9. INCOME TAXES

    For 2000, 1999 and 1998, the provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$333	$188	$756
State	30	4	200
Foreign	—	9	140

	363	201	1,096
Deferred:
Federal benefit	(363)	(134)	—

Total provision	$—	$67	$1,096

    The Company's effective tax rate for 2000, 1999 and 1998 differs from the U.S. statutory income tax rate as follows:

U.S. federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	0.3	0.9
Non-deductible intangible assets	15.4	—	—
Utilization of operating loss carryforwards and valuation allowance	17.6	(35.1)	(23.5)
Other	0.3	14.8	(0.4)

Effective tax rate	—%	15.0%	12.0%

    Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2000	1999
Assets:
Net operating loss carryforwards	$1,669	$1,654
Tax credits	950	1,384
Reserves and accruals	3,311	2,242
Other	597	690

	6,527	5,970
Liabilities:
Other	(299)	(422)
Valuation allowance	(5,731)	(5,414)

Net deferred tax assets	$497	$134

    The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence including its prior history of losses, that some portion or all of the deferred tax assets will not be realized.

    At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $4.6 million available to reduce future federal taxable income. The Company's net operating loss carryforwards expire from 2010 to 2012 and tax credit carryforwards expire from 2005 to 2018. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three year period and the timing of utilization of various tax benefits carried forward.

NOTE 10. INDUSTRY SEGMENTS

    Under the provisions of SFAS 131, the Company is reporting segment information in the same format regularly reviewed by the Company's management in deciding how to allocate resources and assess performance in 2000. The Company has three reportable segments based on types of technology and applications. The "EDS" segment is comprised of the business unit that deals with the development, manufacturing, marketing and support of explosive detection systems based on advanced CT technology. The "Quantum" segment is comprised of the business unit that deals with the development of technology for inspection, detection and analysis of explosives, primarily landmine detection, and other materials based on quadrupole resonance technology and passive magnetic sensing. The "Wood" segment is comprised of those business units that deal with the development of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology. Prior years' segment information has been presented to reflect the above structure of the Company's organization.

    Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
Year 2000
Revenues:
Product revenues	$46,499	$307	$11,907	$58,713
Service revenues	8,278	—	1,523	9,801
Government contract revenues	—	10,632	—	10,632

Total revenues	$54,777	$10,939	$13,430	$79,146
Net income (loss)	$318	$7	$(2,131)	$(1,806)
Total assets	$57,261	$4,056	$8,015	$69,332
Year 1999
Revenues:
Product revenues	$43,001	$159	$—	$43,160
Service revenues	4,582	—	—	4,582
Government contract revenues	—	10,694	—	10,694

Total revenues	$47,583	$10,853	$—	$58,436
Net income (loss)	$1,457	$17	$(1,091)	$383
Total assets	$58,534	$4,453	$—	$62,987
Year 1998
Revenues:
Product revenues	$60,854	$—	$—	$60,854
Service revenues	2,430	—	—	2,430
Government contract revenues	—	7,210	—	7,210

Total revenues	$63,284	$7,210	$—	$70,494
Net income (loss)	$10,047	$(1,703)	$(303)	$8,041

    Substantially all of the Company's long-lived assets are located in the United States.

NOTE 11. RELATED PARTY TRANSACTIONS

    In 2000, 1999 and 1998, the Company recorded professional and consulting fees of $188,000, $199,000 and $205,000, respectively, as compensation to the Company's directors for services provided as members of the Board of Directors as well as consulting services rendered to the Company not in connection with their services as directors.

    In August 1996 and as amended in September 1999, the Company entered into a consulting agreement with BGI, Inc. ("BGI"), a Virginia-based international consulting firm engaged to assist the Company with enhancing its methods, strategies and contacts to support the marketing of the CTX 5000 Series to the U.S. Government. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to the Company's Board of Directors. The Company paid consulting fees for BGI consulting services of $120,000, $120,000 and $240,000 in 2000, 1999 and 1998, respectively, and has recorded consulting expenses of $108,000 through issuance of 20,468 shares of common stock, effective February 2001, under this agreement.

NOTE 12. LICENSE AGREEMENTS

    In connection with the formation of the Company, the Company obtained an exclusive, worldwide, and fully-paid license, as amended, from Imatron, Inc. regarding its patents and know-how related to (a) scanners for inspection of mail, freight, parcels, baggage and wood products, and (b) compact medical scanners for military field applications. The license allows the Company to develop, manufacture and sell systems based on a different type of CT technology than is currently incorporated in the Company's CTX Series. The license applies to (a) scanners for the inspection of mail, freight, parcels, baggage and wood products, and (b) compact medical scanners for military field applications. The Company, in exchange, granted to Imatron an exclusive, worldwide, perpetual and fully paid license under the Company's then existing or future patents and know-how to permit Imatron to utilize such technology in medical scanners other than compact medical scanners for military field applications. The license expires in 2009.

    In April 1999, Quantum entered into a Technology License Agreement with International Business Machines (IBM). This agreement is a 10-year, non-exclusive, non-transferable, worldwide license for certain detection technology. A one-time license fee was paid to IBM. Quantum is required to make royalty payments based upon the net sales price of certain products sold or otherwise transferred by Quantum. There were no minimum royalty payments and no sales that would have resulted in a royalty payment to IBM in 2000 or 1999.

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

    In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 for 1997 and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension and paid the minimum annual royalty of $70,000 for each of the years 2000 and 1999.

    In recognition of development costs incurred by Quantum Design, Inc. ("QD") prior to the spin-out of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. Quantum paid the minimum royalty of $50,000 in 1998. In 1999 and 2000, there was no minimum royalty payment and no sales that would have resulted in a royalty payment to QD. The agreement expired in April 2000.

NOTE 13. LITIGATION

    In July 2000, the Company entered into a settlement agreement (the "Settlement Agreement") that settled an action brought on January 7, 1999 by Vivid Technologies, Inc. ("Vivid") in Superior Court of the State of California for the County of San Diego against the Company, ESI International, Inc. ("ESI"), Robert Price and Sandra Price (collectively, "Defendants"). Vivid asserted causes of action for (1) misappropriation of trade secrets; (2) inducing breach of contract; (3) interference with contractual relations; (4) statutory unfair competition; (5) common law unfair competition; (6) interference with prospective economic advantage; (7) defamation; and (8) declaratory relief. The complaint was filed by Vivid following efforts by the Company and ESI, a private investigator hired by the Company, to investigate the alleged theft of intellectual property from the Company by a former key employee hired by Vivid and to bring certain evidence to the attention of the Federal Bureau of Investigation and the United States Attorney for the Southern District of California. As part of the Settlement Agreement, Vivid represented that it is no longer pursuing QR technology and agreed not to pursue QR technology for two years from the date of the agreement. Vivid further agreed to file a request for dismissal of the complaint without prejudice which would automatically convert to a dismissal with prejudice on the second anniversary of the Settlement Agreement. Similarly, the Company agreed that their voluntary dismissal of a federal court action (which had been filed but not served) against Vivid based on the alleged theft would also automatically convert to a dismissal with prejudice in two years. Management believes that the terms of the Settlement Agreement will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

NOTE 14. BALANCE SHEET COMPONENTS

	December 31,
	2000	1999
	(in thousands)
Accounts receivable, net:
Billed	$12,544	$6,845
Unbilled	10,056	3,877
Other receivables	249	82

Subtotal	22,849	10,804
Less: allowance for doubtful accounts	(302)	(171)

Total	$22,547	$10,633

Inventories:
Raw material and purchased components	$15,169	$10,325
Work-in-process	4,503	6,819
Finished goods	535	316

Total	$20,207	$17,460

Property and equipment, net:
Machinery and equipment	$6,077	$5,144
Self constructed assets	5,266	4,316
Furniture and fixtures	1,121	1,113
Leasehold improvements	3,013	2,965

Subtotal	15,477	13,538
Less: accumulated depreciation and amortization	(8,736)	(6,742)

Total	$6,741	$6,796

Accrued liabilities:
Warranty and other reserves	$4,352	$2,478
Accrued employee compensation	3,172	1,492
Income taxes	1,302	906
Other	2,387	690

Total	$11,213	$5,566

    Unbilled receivables are comprised of those amounts billable to customers upon satisfaction of certain perfunctory activities, such as installation and final acceptance.

    Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

    At December 31, 2000 and 1999, the Company had $382,000 and $343,000, respectively, of capitalized lease equipment and related accumulated amortization of $195,000 and $134,000, respectively.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data) Quarter ended 2000	Apr. 2	Jul. 2	Oct. 1	Dec. 31
Total revenues	$18,679	$16,982	$22,141	$21,344
Gross profit	5,759	5,222	7,091	7,380
Net income (loss)	(660)	(1,665)	197	322
Basic income (loss) per share	(0.05)	(0.13)	0.02	0.03
Diluted income (loss) per share	(0.05)	(0.13)	0.01	0.02
Quarter ended 1999	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$17,839	$14,562	$13,034	$13,001
Gross profit	7,670	5,623	4,514	4,326
Net income (loss)	1,814	108	(659)	(880)
Basic income (loss) per share	0.15	0.01	(0.05)	(0.07)
Diluted income (loss) per share	0.14	0.01	(0.05)	(0.07)

InVision Technologies, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2000	$171	$188	$101	$158	$302
1999	$40	$170	$—	$39	$171
1998	$25	$15	$—	$—	$40
Reserves for inventory
2000	$1,179	$357	$49	$88	$1,497
1999	$630	$549	$—	$—	$1,179
1998	$438	$240	$—	$48	$630

S-1

QuickLinks

PART I.
  ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
InVision Technologies, Inc. Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2000, 1999 and 1998 (in thousands)