Form 10-K/A
period 2000-12-31
INVISION TECHNOLOGIES INC
filed 2001-04-27
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
Form 10-K
on
FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000 or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file # 0-28236

INVISION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3123544 (I.R.S. Employer Identification Number)

7151 GATEWAY BOULEVARD, NEWARK, CALIFORNIA 94560
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (510) 739-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing price of $3.00 on March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,264,821. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

    On March 26, 2001, there were 12,650,281 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

    This Amendment No. 1 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of InVision Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2000 ("Form 10-K"):

    Item 10. Directors and Executive Officers of the Registrant

    Item 11. Executive Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Item 13. Certain Relationships and Related Transactions

    Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Company's Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and other information with respect to the Company's directors and executive officers. No family relationship exists between any of the directors or executive officers of the Company.

Dr. Sergio Magistri	48	President, Chief Executive Officer and Director
Donald E. Mattson	68	Senior Vice President and Chief Operating Officer
Ross Mulholland	58	Senior Vice President and Chief Financial Officer
David M. Pillor	46	Senior Vice President, Sales and Marketing and Director
Dr. Giovanni Lanzara	61	Chairman of the Board of Directors
Dr. Douglas P. Boyd	59	Director
Dr. Bruno Trezza	64	Director
Ambassador Morris D. Busby	63	Director

    Dr. Sergio Magistri has served as our President, Chief Executive Officer and a director since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies, including FI.M.A.I. Holding, S.A. As a consultant to FI.M.A.I., Dr. Magistri was involved in the formation of the Company and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron, including as an Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

    Donald E. Mattson has served as our Senior Vice President and Chief Operating Officer since November, 2000. Mr. Mattson previously served as our Interim Vice President of Operations in 1998. In addition to his position with us, from 1992 to 2000, Mr. Mattson has been a management consultant, including, among others, interim management assignments as executive officer of a computer distribution company, president of a disk drive sub-systems company and vice president of operations of a tape drive manufacturing company. Prior to 1992, Mr. Mattson held senior management positions at Microware Distributors, Inc., Optical Data, Inc., Media Technology Corporation, Verbatim Corporation, Memorex Corporation and Varian Associates. Mr. Mattson holds a bachelor's degree in Industrial Management and Technology and an MBA from the University of California, Berkeley.

    Ross Mulholland was appointed our Senior Vice President and Chief Financial Officer effective March 31, 2001. Prior to joining InVision, Mr. Mulholland was Chief Financial Officer and Vice

President, Operations, of TechPlanet, a Silicon Valley pre-IPO company providing information technology services. Before that, he was Chief Financial Officer and Vice President, Administration, at Silicon Entertainment, a technology-based specialty retailer, and Senior Vice President and Chief Financial Officer for The Nature Company/Discovery Channel Stores, a specialty retailer and direct marketing company. He has also held senior management positions with several leading national retailers, including May Department Stores and Dayton-Hudson Corporation. Mr. Mulholland started his career in corporate planning and finance at the Ford Motor Company. Mr. Mulholland holds a B.A. degree in Liberal Arts and a MBA from Wayne State University.

    David M. Pillor joined InVision in July 1994 as Vice President, Sales and Marketing, has served as our Senior Vice President, Sales and Marketing since November 1995 and as a director since 1999. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a Bachelor of Sciences degree in Chemistry from the University of Maryland.

    Dr. Giovanni Lanzara has served as a director since September 1990 and as Chairman of the Board since March 1994. Since 1978, he has served as a professor and President of the Transportation Engineering Department at the University of Aquila, Rome, Italy. Dr. Lanzara has been President of the International Center for Transportation Studies since 1987. Dr. Lanzara served as director of Imatron, a CT medical scanner company, from August 1993 to June 1996.

    Dr. Douglas P. Boyd served as a director from September 1990 to December 1992, and since June 1993. Dr. Boyd was a founder of Imatron Inc. ("Imatron") in 1981, has held various positions at Imatron, and currently serves as its Chairman of the Board. Dr. Boyd is an Adjunct Professor of Radiology at the University of California, San Francisco.

    Dr. Bruno Trezza has served as a director since November 1993. Since 1974, he has served as a professor of economics at the University "La Sapienza" in Rome, Italy. From 1980 to 1981, Dr. Trezza served as an economic advisor to the Italian Prime Minister. From 1974 to 1983, he served as a member of the Committee for Economic Planning of the Italian Ministry of Planning. He has served as a director of several private companies and public institutions in Italy.

    Ambassador Morris D. Busby has served as a director since March 1998 when he was elected by the other directors to fill a vacancy. Since 1995, Ambassador Busby has served as President of BGI, Inc., an international consulting firm. From 1991 to 1994 he was ambassador to the Republic of Colombia and from 1989 to 1991 he was the United States Government's U.S. coordinator for counter-terrorism and directed the international efforts against terrorism during the Persian Gulf War. Prior to that time, he was Principal Deputy Assistant Secretary of State for Inter-American Affairs. From 1984 to 1987 he was Deputy Chief of Mission in Mexico City.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

    To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Dr. Magistri, Mr. Larrenaga, Mr. Pillor, Dr. Boyd, Ambassador Busby, Dr. Lanzara, Dr. Trezza and Mr. Black filed their Form 5, due February 14, 2001, late. Each Form 5 reported one grant of a stock option. The Forms 5 were filed shortly after the discovery of the inadvertent failure to have optionally reported the grant on an earlier Form 4.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    In 2000 non-employee directors received a $25,000 annual retainer as compensation for their services as members of the Board. In addition, such directors were reimbursed for expenses incurred in connection with the performance of services as directors. Our non-employee directors also received $2,000 per day for each day of consulting services rendered to us not in connection with their services as directors and grants of options to purchase common stock under our 1991 Equity Incentive Plan based on the amount of consulting work performed for us during the year.

    Aggregate consulting fees earned by our non-employee directors were $188,000 in 2000. Ambassador Busby (who earned $120,000) was the only individual director who earned consulting fees in excess of $60,000 in 2000. Ambassador Busby is a controlling shareholder of BGI which provided consulting services to us in 2000 in excess of $60,000. See "Certain Transactions." In addition Dr. Boyd, Ambassador Busby, Dr. Lanzara and Dr. Trezza each received an option to purchase 5,000 shares of our common stock.

COMPENSATION OF EXECUTIVE OFFICERS

  SUMMARY OF COMPENSATION

    The following table sets forth certain compensation earned by our Chief Executive Officer and our three other executive officers whose salary and bonus for the year ended December 31, 2000 exceeded $100,000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards Securities Underlying Options/ SARs (#)
Annual Compensation
Name and Principal Position						All Other Compensation(1) ($)
	Year	Salary ($)	Bonus ($)
Dr. Sergio Magistri President and Chief Executive Officer	2000 1999 1998	$237,930 226,600 225,000	$0 92,950 47,700		61,945 54,880 0	$4,036 3,624 3,000
Tim Black Chief Operating Officer(2)	2000 1999 1998	205,000 185,400 47,485	0 16,680 0		47,369 4,760 100,000	5,250 4,860 0
Alfred V. Larrenaga Senior Vice President and Chief Financial Officer(3)	2000 1999 1998	181,900 0 0	0 0 0		25,507 0 0	0 0 0
David M. Pillor Senior Vice President, Sales and Marketing	2000 1999 1998	141,700 133,880 120,833	93,124 165,220 347,024	(4) (4) (4)	29,150 22,400 0	3,202 3,090 4,318

(1)
Represents matching contributions by us to employees' accounts under our 401(k) Plan.

(2)
Tim Black was replaced by Don Mattson as Chief Operating Officer on November 27, 2000.

(3)
Alfred V. Larrenaga resigned as Senior Vice President and Chief Financial Officer effective March 31, 2001, and was replaced by Ross Mulholland.

(4)
Includes commission payments of $93,124 in 2000, $103,267 in 1999, and $347,024 in 1998.

STOCK OPTION GRANTS AND EXERCISES

    We grant options to our executive officers under our 1991 Equity Incentive Plan and 2000 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 2,110,866 shares were outstanding under the 1991 Equity Incentive Plan and options to purchase a total of 58,500 shares were outstanding under our 2000 Equity Incentive Plan. In connection with the adoption of the 2000 Equity Incentive Plan, the Board determined not to grant any further options under the 1991 Equity Incentive Plan. As of December 31, 2000, 1,067,537 shares remained available for grant under the 2000 Equity Incentive Plan.

    The following table shows for the fiscal year ended December 31, 2000, certain information regarding options granted to, and held at year end by, the Named Executive Officers.

    The exercise price of each option was equal to the fair market value of our common stock as valued by the Board of Directors on the date of grant. The exercise price may be paid in cash, promissory notes, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The options granted vest as to 25% of the shares one year from the date of grant and 1/16th of the shares each quarter thereafter. Each of the options has a ten-year term, subject to earlier termination if the optionee's service with us ceases.

    The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

    Percentages shown under "Percentage of Total Options Granted to Employees in 2000" are based on an aggregate of 1,328,631 options granted to employees, consultants and directors of InVision under our stock option plans during 2000.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees in 2000
			Exercise Price per Share	Expiration Date
Name					5%	10%
Dr. Sergio Magistri	61,945	4.7	$4.31	2/13/10	$435,139	$692,887
Tim Black	47,369	3.6	4.31	2/13/10	332,749	529,847
Alfred V. Larrenaga	25,507	1.9	4.31	2/13/10	179,177	285,309
David M. Pillor	29,150	2.2	4.31	2/13/10	204,767	326,058

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information with respect to options exercised by the Names Executive Officers during 2000, the number of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2000 and the value of unexercised in-the-money options as of December 31, 2000.

    Amounts shown under the column "Value Realized" are based on the fair market value of our common stock as determined by our board of directors on the date of exercise less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2000" are based on the closing price of our common stock ($1.4375) on December 29, 2000 as reported on The Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price of the shares underlying the option.

			Number of Securities Underlying Unexercised Options at December 31, 2000
					Value of Unexercised In-the-Money Options at December 31, 2000
	Shares Acquired on Exercise
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Sergio Magistri	—	—	369,683	58,941	$184,541	$0
Tim Black	—	—	79,980	72,149	0	0
Alfred V. Larrenaga	—	—	45,471	95,536	0	0
David M. Pillor			237,076	58,941	107,418	0

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with Dr. Magistri and Messrs. Mattson, Mulholland and Pillor which provide for salaries and other employment terms. These agreements each provide that if we terminate the employee's employment without cause, the employee is entitled to a severance payment equal to his annual base salary for six months. All of the employment agreements are terminable at the will of either the employee or us, with or without cause. In each case, termination by the employee requires sixty days notice to us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal year 2000, Drs. Boyd and Lanzara and Ambassador Busby served as members of the compensation committee of our board of directors. The Compensation Committee did not meet during 2000, and all compensation matters were handled by the Board. No member of the Board or compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
HARAX Holding, S.A. (2)	2,401,584	19.0%
Dimensional Fund Advisors	638,400	5.0%
Dr. Sergio Magistri (3)	400,446	3.1%
Tim Black (4)	83,280	*
Alfred V. Larrenaga (5)	52,471	*
David M. Pillor (6)	237,076	1.8%
Dr. Douglas P. Boyd (7)	95,780	*
Amb. Morris D. Busby (8)	37,093	*
Dr. Giovanni Lanzara (9)	494,077	3.9%
Dr. Bruno Trezza (10)	493,624	3.9%
All executive officers and directors as a group (8 persons) (11)	1,893,848	13.8%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and a Schedule 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 12,650,281 shares outstanding on March 31, 2001, adjusted as required by rules promulgated by the SEC.

(2)
The business address for the named stockholder is 22, Rue Marie Adelaide, L-2128, Luxembourg. Arsene Kronshagen is the controlling stockholder of HARAX and is deemed to beneficially own such shares.

(3)
Includes 369,683 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(4)
Includes 79,980 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(5)
Includes 45,471 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(6)
Includes 237,076 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(7)
Includes 91,735 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(8)
Includes 16,625 shares issuable pursuant to options exercisable within 60 days of March 31, 2001. Also includes 20,468 shares issuable to BGI, Inc. ("BGI") pursuant to the terms of a consulting agreement with BGI within 60 days of March 31, 2001. Ambassador Busby is a controlling shareholder of BGI, which received these options and shares as partial payment for services provided by BGI pursuant to its consulting agreement with us. See "Certain Transactions."

(9)
Includes 341,886 shares held by PASTEC Holdings, S.A. Giovanni Lanzara is the controlling stockholder of PASTEC. Also includes 94,269 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(10)
Includes 385,474 shares held by HAKON Holdings, S.A. Bruno Trezza is the controlling stockholder of HAKON. Also includes 108,150 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(11)
Includes 1,042,990 shares subject to options exercisable within 60 days of March 31, 2001 or issuable within the next 60 days pursuant to other agreements. See Notes 3 to 10 above.

ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

    In August of 1996, we entered into a consulting agreement with BGI, Inc. ("BGI"), a Virginia-based international consulting firm engaged to assist us with enhancing our methods, strategies and contacts, to support the marketing of the CTX Series explosive detection systems to the U.S. Government. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to our Board of Directors. In 1999, we paid BGI $120,000 in consulting fees. In 2000, we paid BGI $120,000 in consulting fees, plus we recorded an expense of $108,000 through the issuance of 20,468 shares of our Common Stock, including the cancellation of 6,586 previously granted options. We believe that the foregoing transaction was in its best interest and was on terms no less favorable to us than could be obtained from unaffiliated third parties.

    We have entered into indemnity agreements with certain of our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and our Bylaws.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2001.

INVISION TECHNOLOGIES, INC.
By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

QuickLinks

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS AND EXERCISES
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS
SIGNATURES