Form 10-Q
period 2001-04-01
INVISION TECHNOLOGIES INC
filed 2001-05-16
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10–Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2001 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number: 0–28236

INVISION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

94-3123544
(I.R.S. Employer Identification No.)

7151 Gateway Boulevard, Newark, CA 94560
(Address of principal executive offices, including zip code)

(510) 739-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On April 1, 2001, there were 12,650,281 shares of the Registrant's Common Stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

Part I: FINANCIAL INFORMATION
Item

1.	Consolidated Financial Statements (unaudited)

a. Consolidated Balance Sheets – April 1, 2001 and December 31, 2000 *

b. Consolidated Statements of Operations – Three months ended April 1, 2001 and April 2, 2000

c. Condensed Consolidated Statements of Cash Flows – Three months ended April 1, 2001 and April 2, 2000

d. Notes to Consolidated Financial Statements

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION
Item

1.	Legal Proceedings

2.	Changes in Securities and Use of Proceeds

3.	Defaults Upon Senior Securities

4.	Submission of Matters to a Vote of Securities Holders

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Signature Page

* December 31, 2000 consolidated balance sheet is derived from the audited financial statements included within the Company’s Form 10-K filed on   March 29, 2001.

InVision Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited) April 1, 2001	December 31, 2000
Assets

Current assets:
Cash and cash equivalents	$10,242	$11,908
Accounts receivable, net	25,785	22,547
Inventories	21,633	20,207
Other current assets	3,337	2,977
Total current assets	60,997	57,639

Property and equipment, net	6,562	6,741
Intangible assets, net	4,217	4,412
Other assets	490	540
Total assets	$72,266	$69,332

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$5,639	$5,353
Accrued liabilities	9,980	11,213
Deferred revenue	2,226	2,107
Short-term debt	4,605	890
Current maturities of long-term obligations	342	404
Total current liabilities	22,792	19,967

Long-term obligations	1,804	1,861

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 12,650,000 and 12,613,000 shares issued and outstanding	13	13
Additional paid-in capital	59,748	59,671
Accumulated deficit	(10,892)	(10,981)
Treasury stock, at cost (201,000 shares)	(1,199)	(1,199)
Total stockholders' equity	47,670	47,504
Total liabilities and stockholders' equity	$72,266	$69,332

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000

Revenues:
Product revenues	$11,221	$14,114
Service revenues	2,557	2,400
Government contract revenue	3,719	2,165
Total revenues	17,497	18,679

Cost of revenues:
Product costs	6,415	9,672
Service costs	1,833	1,677
Government contract costs	2,821	1,571
Total cost of revenues	11,069	12,920

Gross profit	6,428	5,759

Operating expenses:
Research and development	2,850	2,382
Selling, general and administrative	3,470	4,372
Total operating expenses	6,320	6,754

Income (loss) from operations	108	(995)
Interest expense	(65)	(49)
Interest and other income, net	105	384
Income (loss) before provision for income taxes	148	(660)

Provision for income taxes	59	-

Net income (loss)	$89	$(660)

Net income (loss) per share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	12,635	12,208
Diluted	13,742	12,208

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2001	April 2, 2000

Net cash used in operating activities	$(4,807)	$(7,027)

Cash flow from investing activities:
Purchases of property and equipment	(540)	(409)
Proceeds from (purchases of) short-term investments, net	-	4,887
Purchase of subsidiary, net of cash acquired	-	(1,527)
Net cash provided by (used in) investing activities	(540)	2,951

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt, net	3,715	-
Repayments of long-term debt	(111)	(90)
Proceeds from issuance of common stock	77	77
Net cash provided by (used in) financing activities	3,681	(13)

Net change in cash and cash equivalents for the period	(1,666)	(4,089)
Cash and cash equivalents at beginning of period	11,908	18,282
Cash and cash equivalents at end of period	$10,242	$14,193

Supplemental disclosures of cash flow information:
Interest paid	$34	$30
Income taxes paid	$394	$164

Supplemental disclosures of noncash financing activities:
Liabilities assumed in acquisition of subsidiary	$-	$2,881
Stock payable in connection with acquisition of subsidiary	$-	$2,777

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies

             Interim Unaudited Financial Information

             The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, including the notes thereto, included in the Company’s Annual Report on Form 10-K.

             Operating results for the three month period ended April 1, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001 or any other future period.

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

             The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended
	April 1, 2001			April 2, 2000
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Basic net income (loss) per share:
Income (loss) available to common stockholders	$89	12,635	$0.01	$(660)	12,208	$(0.05)
Effect of dilutive securities:
Options	-	457	-	-	-	-
Stock payable in connection with acquisition of subsidiary	-	650	-	-	-	-
Diluted net income (loss) per share:
Income (loss) available to common stockholders plus assumed conversions	$89	13,742	$0.01	$(660)	12,208	$(0.05)

             The computation of diluted net loss per share for the three months ended April 2, 2000 does not include shares issuable upon exercise of options of 593,825 and issuance of common stock related to the acquisition of Inovec payable April 2001 and 2002 based on average share prices prior to the scheduled payment dates, because their effect would have been anti-dilutive.

             Derivative Instruments and Hedging Activities

             On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” further amended SFAS 133.  SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  SFAS 133, as amended, requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting.  The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

             During the quarter ended April 1, 2001 the Company’s derivative contracts consisted only of foreign exchange forward contracts to hedge certain exposures to future foreign currency rate movements on receivables from international sales contracts.  Such derivative contracts did not have a material impact on the financial position at April 1, 2001 or results of operations for the quarter then ended.

2.          Inventories

             The components of inventory consist of the following (in thousands):

	April 1, 2001	December 31, 2000
Inventories:
Raw material and purchased components	$7,144	$9,270
Field service spare parts	7,890	6,240
Work-in-process	5,667	4,162
Finished goods	932	535
Total	$21,633	$20,207

3.          Accrued Liabilities

                           The components of accrued liabilities consist of the following (in thousands):

	April 1, 2001	December 31, 2000
Accrued liabilities:
Warranty and other reserves	$4,394	$4,352
Accrued employee compensation	2,564	3,172
Income taxes	943	1,302
Other	2,079	2,387
Total	$9,980	$11,213

4.          Acquisition of Inovec, Inc.

             Effective January 1, 2000, the Company acquired Inovec, Inc. (“Inovec”), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $5.2 million in cash stock payable over the next two years.  The Company paid $2.4 million in cash and issued 249,000 shares of common stock to former shareholders of Inovec in 2000 as the first two installments of the purchase price and issued 229,000 shares of common stock in April 2001 for the third installment. The remaining obligation payable of $1.1 million is payable in stock in April 2002 and is based on average share prices prior to the scheduled payment dates.   In addition, the Company is contingently liable under the purchase agreement in the event Inovec achieves certain operating milestones during the years ended December 31, 2000 and 2001.  At December 31, 2000, Inovec had achieved certain of these milestones and an additional $0.5 million was recorded as additional purchase price and was paid in cash and issuance of 91,000 shares of common stock in April 2001.  An additional $0.7 million would be payable upon the achievement of certain performance milestones at the end of 2001.   The transaction was accounted for as a purchase.

5.          Segment Information

             Under the provisions of Statement of Financial Accounting Standards No. 131 (“ SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company is reporting segment information in the same format regularly reviewed by the Company’s management in deciding how to allocate resources and assess performance.   The Company has three reportable segments based on types of technology and applications.   The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosive detection systems based on advanced CT technology.  The “Quantum” segment is comprised of the business unit that is engaged in the development of technology for inspection, detection and analysis of explosives, primarily landmine detection, and other materials based on quadrupole resonance technology and passive magnetic sensing.   The “Wood” segment is comprised of those business units that are engaged in the development of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology.  Prior years’ segment information has been presented to reflect the above structure of the Company’s organization.

             Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total

First quarter 2001
Revenues:
Product revenues	$9,394	$-	$1,827	$11,221
Service revenues	2,150	-	407	2,557
Government contract revenues	-	3,719	-	3,719
Total revenues	$11,544	$3,719	$2,234	$17,497

Net income (loss)	$795	$78	$(784)	$89

Total assets	$60,418	$4,590	$7,258	$72,266

First quarter 2000
Revenues:
Product revenues	$11,767	$-	$2,347	$14,114
Service revenues	2,055	-	345	2,400
Government contract revenues	-	2,165	-	2,165
Total revenues	$13,822	$2,165	$2,692	$18,679

Net income (loss)	$(217)	$(177)	$(266)	$(660)

December 31, 2000
Total assets	$57,261	$4,056	$8,015	$69,332

             Substantially all of the Company’s long-lived assets are located in the United States.

6.          Litigation

             The Company is involved in routine administrative proceedings arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains forward-looking statements which involve risks and uncertainties. When used in this discussion, the words “anticipate,“ “believe,” “estimate,” and “expect” and similar expressions identify such forward-looking statements. The Company’s actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include:

•	risks related to market acceptance of the Company's products;
•	fluctuations in the Company's quarterly and annual operating results;
•	the loss of orders for the Company's products or the failure to obtain additional orders;
•	loss of any of the Company's major suppliers;
•	intense competition;
•	reliance on few customers and large orders;
•	risks related to the lengthy sales cycles for the Company’s products;
•	budgeting limitations of the Company’s customers and prospective customers;
•	risks inherent to the development and production of new products and new applications and the certification of certain of these products;
•	risk of certification of competitors’ products;
•	risk of orders in backlog being canceled; and
•	those factors discussed in “Business Risks” below.

Overview

             InVision Technologies, Inc. (the “Company”) brings to market advanced detection and inspection products by adapting various medical and laboratory technologies for government and commercial uses, such as security, defense and process control.   The Company reports its financial information in three segments, Explosive Detection Systems (“EDS”), Quantum and Wood, based on types of technology and applications.

             EDS.  The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced computed tomography (“CT”) technology.  The Company’s products were the first automated explosive detection systems to be certified by the Federal Aviation Administration (“FAA”) as meeting its stringent requirements.  The Company has sold 240 systems to the FAA, foreign aviation security agencies and domestic and foreign airports and airlines through April 1, 2001.

             Quantum.  The Company, through its wholly-owned subsidiary Quantum Magnetics, Inc., (“Quantum”) develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials.  Quantum’s products are based on passive magnetic sensing technology and quadrupole resonance (“QR”) technology, a form of magnetic resonance.  Quantum receives grants from a variety of US government agencies for research and development of landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection.

             Wood.  In February 2000, the Company announced the formation of its WoodVision division (“WoodVision”) to develop the Company’s CT technology to optimize the value and yield of harvested timber.  Previous studies indicated that CT technology can be applied to see inside a log before it is sawn.  The Company believes that a market for a product that does this exists.  In connection with the formation of WoodVision, the Company acquired, as a wholly-owned subsidiary, Inovec, Inc. (“Inovec”), effective as of January 1, 2000.  Inovec manufactures, markets and supports advanced optimization equipment for sawmills based on laser scanning and other optimization technologies.  Since inception, Inovec has installed over 600 laser scanners and other optimization systems in over 300 sawmills worldwide.  The transaction has been accounted for as a purchase.

             Research and development.  The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development.  At April 1, 2001 the Company had 142 full-time employees engaged in research and development, and product development activities, 53 for EDS, 55 for Quantum and 34 for Wood.  The Company was also using the services of 15 specialized contract employees and consultants in this area.  During the three month periods ended April 1, 2001 and April 2, 2000, the Company spent $3.5 million and $2.5 million, respectively, on research and development activities, of which $0.6 million and $0.2 million, respectively, were funded by the FAA and other agencies under development contracts and grants.  At April 1, 2001, the Company had in backlog grants of $5.5 million for EDS research and development, primarily for the development of ARGUS, an FAA-sponsored program designed to develop a low-cost, automated explosive detection system to scan checked baggage in small airports and low-traffic stations within larger airports.  The Company has also expended significant efforts in the development of new wood scanning products and expects to continue investing heavily in the development of these products in the future.

             Revenues.  The Company's EDS product revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. The Company cannot assure that it will obtain such multiple orders on a consistent basis.   For the three month periods ended April 1, 2001 and April 2, 2000, $8.3 million and $5.6 million, respectively, were generated from EDS sales to the Company's largest customer, the FAA, representing 47.2% and 29.8%, respectively, of the Company's total revenues.  There were no other significant customers who accounted for more than 10% of the Company’s total revenues in the first three months of 2001 and 2000.

             The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators.  In the United States, the Company markets its products and services primarily through direct sales personnel.  Internationally, the Company utilizes both a direct sales force and authorized agents to sell its products. For the three month periods ended April 1, 2001 and April 2, 2000, international sales represented 18.7% and 31.1%, respectively, of the Company's total revenues.

Results of Operations

             The following table sets forth certain income and expenditure items from the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 1, 2001	April 2, 2000

Revenues:
Product revenues	64.1%	75.6%
Service revenues	14.6	12.8
Government contract revenue	21.3	11.6
Total revenues	100.0	100.0

Cost of revenues:
Product costs	36.7	51.8
Service costs	10.5	9.0
Government contract costs	16.1	8.4
Total cost of revenues	63.3	69.2

Gross profit	36.7	30.8

Operating expenses:
Research and development	16.3	12.8
Selling, general and administrative	19.8	23.4
Total operating expenses	36.1	36.2

Income (loss) from operations	0.6	(5.4)
Interest expense	(0.4)	(0.3)
Interest and other income, net	0.6	2.1
Income (loss) before provision for income taxes	0.8	(3.6)

Provision for income taxes	0.3	-

Net income (loss)	0.5%	(3.6)%

Comparison of the Three Months Ended April 1, 2001 to April 2, 2000

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

             EDS product revenues were $9.4 million for the first quarter of 2001, a decrease of 20.2% from the $11.8 million in the first quarter of 2000.  This decrease was primarily attributable to fewer system sales and variations in product mix in the first quarter of 2001 compared to the same period a year ago.  EDS service revenues were $2.2 million for the first quarter of 2001, an increase of 4.6% from the $2.1 million in the first quarter of 2000.  The increase in service revenues is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the past twelve months, primarily in international locations.  The Company typically ships against a backlog of orders for its products.  As of April 1, 2001, the Company had in backlog EDS equipment orders and service agreements of $9.6 million, primarily consisting of service agreements.  Additionally, subsequent to April 1, 2001, the Company received orders valued at approximately $5.3 million from international customers for multiple explosive detection systems, accessories and service.

             Quantum’s government contract revenues were $3.7 million for the first quarter of 2001, an increase of 71.8% from the $2.2 million in the first quarter of 2000.  The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine technologies, partially offset by decreases in other types of development efforts as government contracts and grants are completed.  As of April 1, 2001, the Company had Quantum government contract backlog of approximately $21.7 million, primarily for development of landmine detection technologies.

             Wood product and service revenues were $2.2 million in the first quarter of 2001, a decrease of 17.0% from the $2.7 million in the first quarter of 2000.   The decrease in wood revenues is primarily due to fewer system sales in the first quarter of 2001 compared to the same period a year ago, partially offset by a slight increase in service revenues.  As of April 1, 2001, the Company had in backlog Inovec equipment orders and service agreements of $2.7 million.  The Company is still developing the CT based log scanner and had no related revenues or backlog as of April 1, 2001.

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

             Gross profit for EDS products was $4.1 million in the first quarter of 2001, an increase of 15.0% from the $3.6 million in the first quarter of 2000.  Gross margins for EDS products in the first quarter of 2001 and 2000 were 44.1% and 30.6%, respectively.   The increase in gross margins is primarily due to improvements in the costs of the CTX 9000 system, which was first introduced in late 1999, and variations in product types sold in the first quarter of 2001 compared to the same period a year ago. The increase is also due to lower margins in the first quarter of 2000 as a result of competitive pricing factors with an international customer.  Gross profit for EDS services remained constant at $0.5 million in the first quarter of 2001 and 2000.  Gross margins for EDS services also remained relatively constant at 24.7% and 24.8% in the first quarter of 2001 and 2000, respectively.

             Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities.   Gross profit for government contracts was $0.9 million in the first quarter of 2001, a 51.2% increase from the $0.6 million in the first quarter of 2000.  Gross margins were 24.1% and 27.4%, respectively.   The increase in gross profit is primarily due to higher revenues in the first quarter of 2001 compared to the same period a year ago.  The decrease in gross margins is primarily due to more outside engineering services incurred on the landmines contract, which services typically carry a slightly lower margin, in the first quarter of 2001 compared to the same quarter a year ago.

             Gross profit for Wood products and services were $0.9 million in the first quarter of 2001, a decrease of 18.5% from the $1.1 million in the first quarter of 2000.  Gross margins were 38.5% and 39.2% in the first quarter of 2001 and 2000, respectively.  The decrease in gross profit is primarily due to a higher portion of revenues attributable to service, which typically carry a lower margin than system revenues, in the first quarter of 2001 compared to the same period a year ago.

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

             Gross research and development expenses were $3.5 million in the first quarter of  2001, an increase of 37.8% from the $2.5 million in the first quarter of 2000.  Of these amounts, in the first quarter of 2001 and 2000, $0.6 million and $0.2 million, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities.  Net research and development expenses were $2.9 million in the first quarter of 2001, an increase of 19.6% compared to the $2.4 million in the first quarter of 2000.  As a percentage of revenues, net research and development expenses were 16.3% and 12.8% in the first quarter of 2001 and 2000, respectively.   The increase in gross research and development expenses is primarily due costs incurred for the development of ARGUS and also due to engineering services, materials and labor costs incurred for the development of WoodVision products.   The increase of net research and development expenses as a percent of revenues is primarily due to increased efforts for the development of WoodVision products and also due to lower revenues in the first quarter of 2001 compared to the same period a year ago.  As of April 1, 2001, the Company had in backlog research and development contracts and grants of $5.5 million.

             Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

             Selling, general and administrative expenses were $3.5 million in the first quarter of 2001, a decrease of 20.6% from the $4.4 million in the first quarter of 2000.  As a percentage of total revenues, selling, general and administrative expenses were 19.8% and 23.4% in the first quarter of 2001 and 2000, respectively.  The decrease in selling, general and administrative expenses is primarily due to lower commissions, a result of lower revenues in the current quarter, and also due to higher  commissions paid to an outside sales agent in the first quarter of 2000.  There were no commissions paid to outside sales agents in the first quarter of 2001.  The decrease in selling, general and administrative expenses is also due to higher costs incurred in the first quarter of 2000 relating to the start-up and business development costs of the newly formed WoodVision division and also due to the Company’s efforts to reduce selling, general and administrative spending levels in 2001.

             Interest Expense.  Interest expense increased to $65,000 in the first quarter of 2001 from $49,000 in the first quarter of 2000. Interest expense resulted primarily from debt financing associated with the Company’s working capital lines of credit, equipment term loans and capital leases.  The increase is primarily due to higher average debt balances in the first quarter of  2001 compared to the same period a year ago.

             Interest and Other Income, Net.  Interest and other income, net, decreased to $105,000 in the first quarter of 2001 from $384,000 in the first quarter of 2000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $114,000, partially offset by other expense (net) of $9,000.  The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $406,000, partially offset by other expense (net) of $22,000.  The decrease in interest income is primarily due to lower average cash balances in the first quarter of 2001 compared to the first quarter of 2000.

             Provision for Income Taxes.  The Company recorded a provision for income taxes of $59,000 in the first quarter of 2001.  At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $4.6 million available to reduce future federal taxable income.  The Company’s net operating loss carryforwards expire from 2010 to 2012 and tax credit carryforwards expire from 2005 to 2018.

Liquidity and Capital Resources

             At April 1, 2001, the Company had $10.2 million in cash, cash equivalents and short-term investments, compared to $11.9 million at December 31, 2000.  Working capital was $38.2 million at April 1, 2001 compared to $37.7 million at December 31, 2000.

             Net cash used in operating activities was $4.8 million in the first quarter of 2001, compared to $7.0 million in the first quarter of 2000.  Cash used in operating activities in the first quarter of 2001 primarily resulted from a $3.2 million increase in accounts receivable, a $1.4 million increase in inventories and a $1.2 million decrease in accrued liabilities, partially offset by net income of $89,000 and the $1.0 million non-cash effect of depreciation and amortization.  Cash used in operating activities in the first quarter of 2000 primarily resulted from a net loss of $0.7 million, a $7.1 million increase in accounts receivable, a $1.5 million increase in inventories and a $0.8 million increase in other assets, partially offset by a $2.1 million increase in accounts payable and accrued liabilities and the $0.9 million noncash effect of depreciation and amortization.

             Net cash used in investing activities was $0.5 million in the first quarter of 2001, compared to $3.0 million provided by investing activities in the first quarter of 2000.  Net cash used in investing activities in the first quarter of 2001 resulted from $0.5 million in acquisitions of capital equipment.  Net cash provided by investing activities in the first quarter of 2000 primarily resulted from $4.9 million in sales of short-term investments (net of purchases), partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $0.4 million in acquisitions of capital equipment.

             Net cash provided by financing activities was $3.7 million in the first quarter of 2001, compared to $13,000 used in financing activities in the first quarter of 2000. Net cash provided by financing activities in the first quarter of  2001 was primarily due to $3.7 million in net proceeds from borrowings of short-term debt and $77,000 in proceeds from sales under the employee stock purchase plan, partially offset by $111,000 in repayments of long-term debt.  Net cash used in financing activities in the first quarter of 2000 was primarily due to $90,000 in repayments of long-term debt, partially offset by $77,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options.

             In November 2000, the Company renewed its two line of credit agreements with a bank.  The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million.  The second agreement is partially guaranteed by the Export-Import Bank (“EXIM”) of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 80% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million.  Borrowings under both agreements bear interest at the bank’s prime rate plus 1.5% (9.5% at April 1, 2001) and are secured by EDS assets. The agreements expire in November 2001 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends.  Proceeds of loans under both lines of credit may be used for general corporate purposes.  At April 1, 2001, the Company had borrowings outstanding of $2.4 million under the domestic EDS agreement and $2.0 million under the EXIM agreement.  Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.2 million and foreign exchange contracts for which a 10% reserve of $155,000 is secured by the lines of credit.   The remaining available borrowing capacity under the lines of credit was $1.2 million at April 1, 2001 based on eligible EDS accounts receivable and inventories as of that date.

             The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At April 1, 2001, the Company had an outstanding $298,000 term loan due June 2003 and a $143,000 term loan due November 2001.  The term loans bear interest at the bank’s prime rate plus 1.5% (9.5% at April 1, 2001).

             The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Business Risks

             History of Losses; No Assurance of Continued Profitability.  The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first nine months of 1995.  The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company’s first year of profitability.  As of April 1, 2001, the Company had an accumulated deficit of approximately $10.9 million.  Although the Company was profitable on an annual basis for the years 1997, 1998 and 1999, profitability in 1999 was below that of the prior two years and the Company was not profitable in 2000. There can be no assurance that the Company will attain annual profitability for 2001 or in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

             Fluctuations in Operating Results.  The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from, and shipments to, major customers; budgeting and purchasing cycles of its customers; delays in product shipments caused by manufacturing delays related to introduction of new products, custom requirements of customers or ability of the customer to accept shipment; the timing of enhancements to the CTX Series by InVision or introduction of new products by it or its competitors and the market acceptance thereof; changes in pricing policies by InVision, its competitors or suppliers, including decreases in average selling prices of the CTX Series in response to competitive pressures; the proportion of revenues derived from competitive bid processes; the mix between sales to domestic and international customers and the mix between sales of various CTX products; the availability and cost of key components; and fluctuations in general economic conditions. InVision also may experience decreases in spending reimbursed by government or third party contracts or choose to increase spending which is not  reimbursed by government or other third party contracts in response to competition or as it pursues new market opportunities in the areas of wood scanning, landmine detection and others, all of which may have a material adverse effect on InVision's business, financial condition or results of operations. InVision's EDS systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment which, in view of the high sales price of units in the CTX Series, causes minor variations in the number of orders, or the timing of shipments, to substantially affect the Company's quarterly revenues. Because a significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature, such revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors.  This failure to meet market expectations has in the past and may again in the future result in a decline in the trading price of the common stock.

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

             Public Agency Contract and Budget Considerations.  Substantially all of InVision's EDS customers and a high percentage of Quantum’s research and development customers to date have been public agencies or quasi-public agencies.  In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints.  Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings.  Many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas.  The Company's results of operations may be subject to substantial period-to-period fluctuations as a result of these and other factors affecting capital spending.  A reduction of funding for explosive detection technology deployment could materially and adversely affect the Company's business, financial condition or results of operations. Future sales to public agencies will depend, in part, on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders.   In addition, the Company’s landmine detection equipment currently in the prototype stage is deemed a regulated military device subject to export restrictions under the U.S. Department of State regulations. Export of landmine detection equipment may be difficult or limited to a small number of countries, even for purposes of demonstration and further data collection and development.

             Wood Industry Purchasing Cycle; Acceptance of New Products.  The Company’s revenues related to the wood segment, including optimization systems manufactured by Inovec, will be subject to the ability and willingness of customers in the wood industry to purchase capital equipment to improve productivity, yield and finished product value.  The factors that affect the decision to purchase such capital equipment include the demand for wood products, market prices for logs and finished wood products, labor costs, interest rates and other general economic factors.  In addition, the revenues related to the Company’s CT scanners for the wood industry will be subject to the acceptance of new technology by customers in the wood industry.  There are no assurances that market conditions in the wood industry will be favorable for the sale of capital equipment, or that the Company’s new products will be accepted by the industry in any particular time, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Impact of Inflation

             The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, the Company enters into forward exchange contracts to mitigate foreign exchange risk.   In the first quarter of 2001, the Company entered into forward exchange contracts of approximately $1.4 million to hedge against foreign exchange risk for contracts with international customers, and at April 1, 2001, had outstanding contracts totaling $1.6 million with a fair value of approximately $73,000.   Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis.  The Company has some advance purchase commitments in foreign currencies with a few European suppliers.   The Company currently does not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, the Company will continue to monitor the foreign exchange rates and enter into forward exchange contracts to mitigate foreign exchange risk as appropriate.

             On January 1, 2001, the Company adopted SFAS 133, as amended.  This statement requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  SFAS 133, as amended, requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting.  The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

             During the quarter ended April 1, 2001 the Company's derivative contracts consisted only of foreign exchange forward contracts to hedge certain exposures to future foreign currency rate movements on receivables from international sales contracts.  Such derivative contracts did not have a material impact on the financial position at April 1, 2001 or results of operations for the quarter then ended.

             Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant, however, the Company expects they will increase as the Company's installed base increases.

             The impact of inflation has not been material on the Company’s operations or liquidity to date.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in routinely administrative proceedings arising in the ordinary course of business. Management believes that collectively these proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (1)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000 (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Bylaws of Registrant, as amended. (3)
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland.
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland.

(1) Filed as the like - numbered exhibit to Registrant's Current Report on Form 8-K filed May 18, 2000.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(b)        The Registrant filed no Reports on Form 8-K during the quarter ended April 1, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: May 15, 2001	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2001	/s/ Ross Mulholland
Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)