Form 10-K/A
period 2000-12-31
INVISION TECHNOLOGIES INC
filed 2001-05-30
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to Form 10-K on
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

    This Amendment No. 2 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of InVision Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2000 ("Form 10-K"):

    Item 10. Directors and Executive Officers of the Registrant

    Item 11. Executive Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Company's Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and other information with respect to the Company's directors and executive officers as of April 1, 2001, and supercedes the information under "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K. No family relationship exists between any of the directors or executive officers of the Company.

Dr. Sergio Magistri	48	President, Chief Executive Officer and Director
Donald E. Mattson	68	Senior Vice President and Chief Operating Officer
Ross Mulholland	58	Senior Vice President and Chief Financial Officer
David M. Pillor	46	Senior Vice President, Sales and Marketing and Director
Dr. Giovanni Lanzara	61	Chairman of the Board of Directors
Dr. Douglas P. Boyd	59	Director
Dr. Bruno Trezza	64	Director
Ambassador Morris D. Busby	63	Director
Dr. François Mesqui	46	Vice President and Chief Technology Officer

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

    Ross Mulholland was appointed our Senior Vice President and Chief Financial Officer effective March 31, 2001. Prior to joining the Company, Mr. Mulholland was Chief Financial Officer and Vice President, Operations, of TechPlanet, a Silicon Valley pre-IPO company providing information technology services. Before that, he was Chief Financial Officer and Vice President, Administration, at Silicon Entertainment, a technology-based specialty retailer, and Senior Vice President and Chief Financial Officer for The Nature Company/Discovery Channel Stores, a specialty retailer and direct marketing company. He has also held senior management positions with several leading national retailers, including May Department Stores and Dayton-Hudson Corporation. Mr. Mulholland started his career in corporate planning and finance at the Ford Motor Company. Mr. Mulholland holds a BA degree in Liberal Arts and an MBA from Wayne State University.

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

    Dr. François Mesqui was appointed our Vice President and Chief Technology Officer in December 1999. Dr. Mesqui joined InVision in 1997 and was our Vice President, Design Engineering from 1998 to 1999. From 1989 through 1996, Dr. Mesqui was President of Metropoly AG, an engineering services company in Switzerland. In 1983, Dr. Mesqui was awarded the Scientific Prize of the Swiss Society of Biomedical Engineering and has a Doctorate in Technical Sciences from the Swiss Institute of Technology, Zurich, Switzerland.

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

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
Annual Compensation
Securities Underlying Options/ SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)			All Other Compensation(1) ($)
Dr. Sergio Magistri President and Chief Executive Officer	2000 1999 1998	$237,900 226,600 225,000	$30,000 0 92,9150		61,945 54,880 —	$4,036 3,624 3,000	(1) (1) (1)
Tim Black Chief Operating Officer(2)	2000 1999 1998	205,000 185,400 47,485	0 0 16,680		47,369 4,760 100,000	107,750 4,860	(5) (1)
Alfred V. Larrenaga Senior Vice President and Chief Financial Officer(3)	2000 1999 1998	181,900 90,884 0	22,000 0 0		25,507 90,000 0	0 0 0
David M. Pillor Senior Vice President, Sales and Marketing	2000 1999 1998	141,700 133,880 120,833	116,124 165,220 347,024	(4) (4) (4)	29,150 22,400 0	3,202 3,090 4,318
Dr. François Mesqui Vice President and Chief Technology Officer	2000 1999 1998	160,000 135,000 126,300	104,700 40,000 43,457		21,863 26,800 16,000	0 0 0

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

(5)
Includes severance payments of $102,500 payable from January through June 2001, and matching contributions by us under our 401(k) Plan of $5,250.

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

    Percentages shown under "Percentage of Total Options Granted to Employees in 2000" are based on an aggregate of 1,328,631 options granted to employees, consultants and directors of the Company under our stock option plans during 2000.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percentage of Total Options Granted to Employees in 2000
	Number of Securities Underlying Option Granted
Name			Exercise Price per Share	Expiration Date
					5%	10%
Dr. Sergio Magistri	61,945	4.7	4.31	2/13/10	$435,139	$692,887
Tim Black	47,369	3.6	4.31	2/13/10	332,749	529,847
Alfred V. Larrenaga	25,507	1.9	4.31	2/13/10	179,177	285,309
David M. Pillor	29,150	2.2	4.31	2/13/10	204,767	326,058
Dr. François Mesqui	21,863	1.6	4.31	2/13/10	153,579	244,579

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

			Number of Securities Underlying Unexercised Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Sergio Magistri			369,683	58,941	184,541	0
Tim Black			79,980	72,149	0	0
Alfred V. Larrenaga			45,471	95,536	0	0
David M. Pillor			237,076	58,941	107,418	0
Dr. François Mesqui			63,532	58,931	0	0

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with Drs. Magistri and Mesqui and Messrs. Black, Mattson, Mulholland and Pillor which provide for salaries and other employment terms. These agreements each provide that if we terminate the employee's employment without cause, the employee is entitled to a severance payment equal to his annual base salary for six months. All of the employment agreements are terminable at the will of either the employee or us, with or without cause. In each case, termination by the employee requires sixty days notice to us.

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

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
HARAX Holding, S.A. (2)	2,401,584	19.0%
Dimensional Fund Advisors	638,400	5.0%
Dr. Sergio Magistri (3)	400,446	3.1%
Tim Black (4)	83,280	*
Alfred V. Larrenaga (5)	52,471	*
David M. Pillor (6)	237,076	1.8%
Dr. Douglas P. Boyd (7)	98,280	*
Amb. Morris D. Busby (8)	39,593	*
Dr. Giovanni Lanzara (9)	496,577	3.9%
Dr. Bruno Trezza (10)	496,124	3.9%
Dr. François Mesqui (11)	63,532	*
All executive officers and directors as a group (8 persons) (12)	1,967,380	14.3%

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

(11)
Includes 63,532 shares issuable pursuant to options exercisable within 60 days of March 31, 2001.

(12)
Includes 1,116,522 shares subject to options exercisable within 60 days of March 31, 2001 or issuable within the next 60 days pursuant to other agreements. See Notes 3 to 11 above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2001.

INVISION TECHNOLOGIES, INC.
By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

QuickLinks

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT