Form 10-Q
period 2001-07-01
INVISION TECHNOLOGIES INC
filed 2001-08-15
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001 or

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-28236

INVISION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3123544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7151 Gateway Boulevard, Newark, CA	94560
(Address of principal executive offices)	(zip code)

(510) 739-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On July 29, 2001, there were 13,015,405 shares of the Registrant's Common Stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

Part I: FINANCIAL INFORMATION

Item

1.	Financial Statements (unaudited)

a.	Consolidated Balance Sheets – July 1, 2001 and December 31, 2000 *

b.	Consolidated Statements of Operations – Three months and six months ended July 1, 2001 and July 2, 2000

c.	Consolidated Statements of Cash Flows – Six months ended July 1, 2001 and July 2, 2000

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	July 1,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,981	$11,908
Accounts receivable, net	25,347	22,547
Inventories	24,144	20,207
Other current assets	3,411	2,977

Total current assets	61,883	57,639

Property and equipment, net	6,363	6,741
Intangible assets, net	4,037	4,412
Other assets	567	540

Total assets	$72,850	$69,332

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$5,859	$5,353
Accrued liabilities	10,804	11,213
Deferred revenue	1,574	2,107
Short-term debt	4,730	890
Current maturities of long-term obligations	284	404

Total current liabilities	23,251	19,967

Long-term obligations	782	1,861

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,015,000 and 12,613,000 shares issued and outstanding	13	13
Additional paid-in capital	60,751	59,671
Accumulated deficit	(10,748)	(10,981)
Treasury stock, at cost (201,000 shares)	(1,199)	(1,199)

Total stockholders' equity	48,817	47,504

Total liabilities and stockholders' equity	$72,850	$69,332

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Revenues:
Product revenues	$10,587	$11,674	$21,808	$25,788
Service revenues	2,847	2,596	5,404	4,996
Government contract revenues	3,966	2,712	7,685	4,877

Total revenues	17,400	16,982	34,897	35,661

Cost of revenues:
Product costs	6,941	8,044	13,356	17,716
Service costs	1,866	1,808	3,699	3,485
Government contract costs	3,256	1,908	6,077	3,479

Total cost of revenues	12,063	11,760	23,132	24,680

Gross profit	5,337	5,222	11,765	10,981

Operating expenses:
Research and development	1,907	2,563	4,757	4,945
Selling, general and administrative	3,141	4,386	6,611	8,758

Total operating expenses	5,048	6,949	11,368	13,703

Income (loss) from operations	289	(1,727)	397	(2,722)
Interest expense	(83)	(39)	(148)	(88)
Interest and other income, net	-	101	105	485

Income (loss) before provision for income taxes	206	(1,665)	354	(2,325)

Provision for income taxes	62	-	121	-

Net income (loss)	$144	$(1,665)	$233	$(2,325)

Net Income (loss) per share:
Basic	$0.01	$(0.14)	$0.02	$(0.19)

Diluted	$0.01	$(0.14)	$0.02	$(0.19)

Weighted average shares outstanding:
Basic	12,932	12,290	12,784	12,249
Diluted	13,835	12,290	13,789	12,249

The accompanying notes are an intergral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended

	July 1, 2001	July 2, 2000

Cash flow from operating activities:
Net income (loss)	$233	$(2,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,407	1,433
Amortization of capitalized software development costs	70	80
Amortization of intangible assets	383	207
Loss (gain) on disposal of fixed assets	(7)	3
Bad debt expense	45	108
Stock compensation expense	-	31

Changes in operating assets and liabilities:
Accounts receivable	(2,845)	(1,963)
Inventories	(3,937)	(5,840)
Other current assets	(534)	704
Other noncurrent assets	(21)	(15)
Accounts payable	506	(412)
Accrued liabilities	(225)	1,955
Deferred revenues	(531)	(639)
Other long-term obligations	31	55

Net cash used in operating activities	$(5,425)	$(6,618)

Cash flow from investing activities:
Purchases of property and equipment	(1,006)	(818)
Proceeds from sale of short-term investments, net	-	5,887
Purchase of subsidiary, net of cash acquired	(267)	(1,510)

Net cash provided by (used in) investing activities	(1,273)	3,559

Cash flow from financing activities:
Proceeds from short-term debt, net	3,840	-
Repayments of long-term debt	(216)	(216)
Proceeds from issuance of common stock	147	501

Net cash provided by financing activities	3,771	285

Net change in cash and cash equivalents for the period	(2,927)	(2,774)
Cash and cash equivalents at beginning of period	11,908	18,282

Cash and cash equivalents at end of period	$8,981	$15,508

Supplemental disclosures of cash flow information:
Interest paid	$104	$66
Income taxes paid	$442	$185

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$933	$-
Liabilities assumed in acquisition of subsidiary	$-	$2,881
Stock payable in connection with acquisition of subsidiary	$-	$2,775

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies

             Interim Unaudited Financial Information

             The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, including the notes thereto, included in the Company’s Annual Report on Form 10-K.

             Operating results for the three and six month periods ended July 1, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001 or any other future period.

             Certain prior period amounts have been reclassified to conform to the current period presentation.

             Net Income (Loss) Per Share

             Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods.

             The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Six Months Ended

	July 1, 2001			July 2, 2000			July 1, 2001			July 2, 2000

			Per			Per			Per			Per
	Income		Share	Income		Share	Income		Share	Income		Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Basic net income (loss) per share:
Income (loss) available to common stockholders	$144	12,932	$0.01	$(1,665)	12,290	$(0.14)	$233	12,784	$0.02	$(2,325)	12,249	$(0.19)
Effect of dilutive securities:
Options	-	639	-	-	-	-	-	548	-	-	-	-
Stock payable in connection with acquisition of subsidiary	-	264	-	-	-	-	-	457	-	-	-	-

Diluted net income (loss) per share:
Income (loss) available to common stockholders plus assumed conversions	$144	13,835	$0.01	$(1,665)	12,290	$(0.14)	$233	13,789	$0.02	$(2,325)	12,249	$(0.19)

             The computation of diluted net loss per share for the three month and six month periods ended July 2, 2000 do not include shares issuable upon exercise of options of 1,587,825 and 1,418,481, respectively, and issuance of common stock related to the acquisition of Inovec payable April 2001 and 2002 based on average share prices prior to the scheduled payment dates, because their effect would have been anti-dilutive.

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

             During the six months ended July 1, 2001 the Company’s derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on receivables from international sales contracts.  The change in the value of these derivative contracts did not have a material impact on the financial position at July 1, 2001 or results of operations for the six month period then ended.

             Business Combinations and Goodwill and Other Intangible Assets

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.  Upon the adoption of SFAS Nos. 141 and 142, the Company will no longer amortize goodwill of $2.5 million or acquired workforce of $0.7 million, resulting in a reduction in the annual amortization expense of $0.4 million.  The Company has not yet performed the impairment tests required by the standard.

2.          Inventories

             The components of inventory consist of the following (in thousands):

	July 1,	December 31,
	2001	2000

Inventories:
Raw material and purchased components	$8,190	$9,270
Field service spare parts	8,577	6,240
Work-in-process	6,413	4,162
Finished goods	964	535

Total	$24,144	$20,207

3.          Accrued Liabilities

             The components of accrued liabilities consist of the following (in thousands):

	July 1,	December 31,
	2001	2000

Accrued liabilities:
Warranty and other reserves	$4,208	$4,352
Accrued employee compensation	2,861	3,172
Income taxes	957	1,302
Other	2,778	2,387

Total	$10,804	$11,213

4.          Acquisition of Inovec, Inc.

             Effective January 1, 2000, the Company acquired Inovec, Inc. (“Inovec”), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $5.2 million in cash and stock.  The Company paid $2.4 million in cash and issued 249,000 shares of common stock to former shareholders of Inovec in 2000 as the first two installments of the purchase price and issued 229,000 shares of common stock in April 2001 for the third installment. The remaining obligation payable of $1.0 million is payable in stock in April 2002 and is based on average share prices prior to the scheduled payment dates.   In addition, the Company is contingently liable under the purchase agreement in the event Inovec achieves certain operating milestones during the years ended December 31, 2000 and 2001.  At December 31, 2000, Inovec had achieved certain of these milestones and an additional $0.5 million was recorded as additional purchase price and was paid in cash and issuance of 91,000 shares of common stock in April 2001.  An additional $0.7 million may be payable upon the achievement of certain performance milestones at the end of 2001.   The transaction was accounted for as a purchase.

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

             Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total

Second quarter 2001
Revenues:
Product revenues	$7,346	$54	$3,187	$10,587
Service revenues	2,466	26	355	2,847
Government contract revenues	-	3,966	-	3,966

Total revenues	$9,812	$4,046	$3,542	$17,400

Net income (loss)	$390	$189	$(435)	$144

July 1, 2001
Total assets	$61,884	$3,979	$6,987	$72,850

Second quarter 2000
Revenues:
Product revenues	$7,813	$-	$3,861	$11,674
Service revenues	2,139	-	457	2,596
Government contract revenues	-	2,712	-	2,712

Total revenues	$9,952	$2,712	$4,318	$16,982

Net income (loss)	$(1,328)	$16	$(353)	$(1,665)

December 31, 2000
Total assets	$57,261	$4,056	$8,015	$69,332

Six months 2001
Revenues:
Product revenues	$16,740	$54	$5,014	$21,808
Service revenues	4,616	26	762	5,404
Government contract revenues	-	7,685	-	7,685

Total revenues	$21,356	$7,765	$5,776	$34,897

Net income (loss)	$1,185	$267	$(1,219)	$233

Six months 2000
Revenues:
Product revenues	$19,580	$-	$6,208	$25,788
Service revenues	4,194	-	802	4,996
Government contract revenues	-	4,877	-	4,877

Total revenues	$23,774	$4,877	$7,010	$35,661

Net income (loss)	$(1,545)	$(161)	$(619)	$(2,325)

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

             EDS.  The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced computed tomography (“CT”) technology.  The Company’s products were the first automated explosive detection systems to be certified by the Federal Aviation Administration (“FAA”) as meeting its stringent requirements.  The Company has sold 247 systems to the FAA, foreign aviation security agencies and domestic and foreign airports and airlines through July 1, 2001.

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

             Research and development.  The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development.  At July 1, 2001, the Company had 140 full-time employees engaged in research and development, and product development activities, 51 for EDS, 56 for Quantum and 33 for Wood.  The Company was also using the services of 21 specialized contract employees and consultants in this area.  During the six month periods ended July 1, 2001 and July 2, 2000, the Company spent $6.9 million and $5.2 million, respectively, on research and development activities, of which $2.1 million and $210,000, respectively, were funded by the FAA and other agencies under development contracts and grants.  To the extent that research and development contracts and grant receipts decline in the future, the Company would attempt to manage research and development expenditures to mitigate the impact on its results of operations.  At July 1, 2001, the Company had in backlog grants of $1.9 million for EDS research and development, primarily for the development of ARGUS, an FAA-sponsored program designed to develop a low-cost, automated explosive detection system to scan checked baggage in small airports and low-traffic stations within larger airports.  The Company has also expended significant efforts in the development of new wood scanning products and expects to continue investing in the development of these products in the future.

             Revenues.  The Company's EDS product revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. The Company cannot assure that it will obtain such multiple orders on a consistent basis.   For the six month periods ended July 1, 2001 and July 2, 2000, $12.3 million and $9.6 million, respectively, were generated from EDS sales to the Company's largest customer, the FAA, representing 35.2% and 27.0%, respectively, of the Company's total revenues.  There were no other significant customers who accounted for more than 10% of the Company’s total revenues in the first six months of 2001 and 2000.

             The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators.  In the United States, the Company markets its products and services primarily through direct sales personnel.  Internationally, the Company utilizes both a direct sales force and authorized representatives to sell its products. For the six month periods ended July 1, 2001 and July 2, 2000, international sales represented 23.6% and 32.8%, respectively, of the Company's total revenues.

Results of Operations

             The following table sets forth certain income and expenditure items from the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Revenues:
Product revenue	60.8%	68.7%	62.5%	72.3%
Service revenue	16.4	15.3	15.5	14.0
Government contract revenue	22.8	16.0	22.0	13.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	39.9	47.4	38.3	49.7
Service costs	10.7	10.6	10.6	9.8
Government contract costs	18.7	11.2	17.4	9.8

Total cost of revenues	69.3	69.2	66.3	69.3

Gross profit	30.7	30.8	33.7	30.7

Operating expenses:
Research and development	11.0	15.1	13.6	13.9
Selling, general and administrative	18.1	25.8	18.9	24.6

Total operating expenses	29.1	40.9	32.5	38.5

Income (loss) from operations	1.6	(10.1)	1.2	(7.8)
Interest expense	(0.5)	(0.2)	(0.4)	(0.2)
Interest and other income, net	-	0.6	0.3	1.4

Income (loss) before provision for income taxes	1.1	(9.7)	1.1	(6.6)

Provision for income taxes	0.4	-	0.3	-

Net income (loss)	0.7%	(9.7)%	0.8%	(6.6)%

Comparison of the Three Months Ended July 1, 2001 to July 2, 2000

             Revenues.   The Company's revenues are primarily comprised of: (i) EDS product revenues, which include revenues from sales of CTX systems and related accessories, and installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, repairs, integration and other services, including those complex installations and configurations that are separate from product revenues; (ii) Quantum government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities; and (iii) Wood product revenues from the sales of control and automation systems for material processing equipment, primarily in the wood products industry and related accessories, installation and configuration, and Wood service revenues from maintenance contracts related to product support, repairs, integration and other services.

             EDS product revenues were $7.3 million for the second quarter of 2001, a decrease of 6.0% from the $7.8 million in the second quarter of 2000.  This decrease was primarily attributable to decreased system revenue, primarily due to variations in product mix, reflecting more CTX 2500 systems and fewer CTX 5500 systems sold in the second quarter of 2001 compared to the same period a year ago.  The decreased system revenue is partially offset by increased accessories revenue in the second quarter of 2001 compared to the same period a year ago.   EDS service revenues were $2.5 million for the second quarter of 2001, an increase of 15.3% from the $2.1 million in the second quarter of 2000.  The increase in service revenues is primarily due to more services provided on a greater installed base of systems compared to the same period a year ago.  The Company typically ships against a backlog of orders for its products.  As of July 1, 2001, the Company had in backlog EDS equipment orders and service agreements of $10.6 million, primarily consisting of service agreements.  Additionally, subsequent to July 1, 2001, the Company entered into a multi-year contract with an international customer for multiple CTX 2500 systems, accessories and service.  The Company has received delivery orders against this contract and another order from an international customer for CTX systems, totaling $2.5 million.

             Quantum’s government contract revenues were $4.0 million for the second quarter of 2001, an increase of 46.2% from the $2.7 million in the second quarter of 2000.  The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine technologies, in accordance with expected milestones of the contracts and grants, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months.  As of July 1, 2001, the Company had Quantum government contract backlog of approximately $18.8 million, primarily for development of landmine detection technologies.

             Wood product and service revenues were $3.5 million in the second quarter of 2001, a decrease of 18.0% from the $4.3 million in the second quarter of 2000.   The decrease in wood revenues is primarily due to fewer machinery equipment sales  and lower parts revenues, reflecting a softness in the wood products industry in the second quarter of 2001 compared to the same period a year ago.  As of July 1, 2001, the Company had in backlog Inovec equipment orders and service agreements of $2.0 million.  The Company is still developing the CT based log scanner and had no related revenues or backlog as of July 1, 2001.

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

             Gross profit for EDS products was $2.6 million in the second quarter of 2001, a decrease of 5.7% from the $2.7 million in the second quarter of 2000.  Gross margins for EDS products in the second quarter of 2001 and 2000 were relatively constant at 35.2% and 35.1%, respectively.   Margins were adversely impacted in the second quarter of 2001 due to additional warranty provisions recorded to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.  Margins were adversely impacted in the second quarter of 2000 due to lower margins on the sale of CTX 9000 systems, resulting from competitive pricing factors with international customers and higher manufacturing costs.  Gross profit for EDS products decreased due to slightly lower revenues in the second quarter of 2001 compared to the same period a year ago.   Gross profit for EDS services was $0.8 million in the second quarter of 2001, an increase of 23.7% from $0.6 million in the second quarter of 2000.  Gross margins for EDS services were 31.1% and 28.9% in the second quarter of 2001 and 2000, respectively.  The increase in gross profit and gross margins for EDS services is primarily due to increased service revenues and continued efforts to maintain constant overhead costs with an increased installed base of CTX systems.

             Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities.   Gross profit for government contracts was $0.7 million in the second quarter of 2001, an 11.7% decrease from the $0.8 million in the second quarter of 2000.  Gross margins were 17.9% and 29.6% in the second quarter of 2001 and 2000, respectively.   The decrease in gross profit and gross margins is primarily due to increased outside engineering services utilized on the landmines contract, which services typically carry lower margins, in the second quarter of 2001 compared to the same quarter a year ago.

             Gross profit for Wood products and services were $1.2 million in the second quarter of 2001, an increase of 14.1% from the $1.1 million in the second quarter of 2000.  Gross margins were 34.0% and 24.5% in the second quarter of 2001 and 2000, respectively.  The increase in gross profit and gross margins is primarily due to a smaller portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in the second quarter of 2001 compared to the same period a year ago.

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

             Gross research and development expenses were $3.4 million in the second quarter of 2001, an increase of 30.0% from the $2.6 million in the second quarter of 2000.  Of these amounts, in the second quarter of 2001 and 2000, $1.5 million and $55,000, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities.  Net research and development expenses were $1.9 million in the second quarter of 2001, a decrease of 25.6% compared to the $2.6 million in the second quarter of 2000.  As a percentage of revenues, net research and development expenses were 11.0% and 15.1% in the second quarter of 2001 and 2000, respectively.   The increase in gross research and development expenses is primarily due costs incurred for the development of ARGUS and also due to engineering services, materials and labor costs incurred for the development of WoodVision products in the second quarter of 2001 compared to the same period a year ago.   The decrease in net research and development expenses is primarily due to the focused efforts in the ARGUS development, funded through research and development grants, partially offset by the increased expenditures on the development of WoodVision products in the second quarter of 2001 compared to the same period a year ago.  As of July 1, 2001, the Company had in backlog research and development contracts and grants of $1.9 million.

             Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

             Selling, general and administrative expenses were $3.1 million in the second quarter of 2001, a decrease of 28.4% from the $4.4 million in the second quarter of 2000.  As a percentage of total revenues, selling, general and administrative expenses were 18.1% and 25.8% in the second quarter of 2001 and 2000, respectively.  The decrease in selling, general and administrative expenses is primarily due to lower commissions, a result of lower product revenues in the current quarter and also due to higher  commissions paid to an outside sales representative in the second quarter of 2000 compared to the second quarter of 2001.  The decrease in selling, general and administrative expenses is also due the recovery of expenses related to the ARGUS grant and the Company’s continued efforts to reduce selling, general and administrative spending levels in the second quarter of 2001 compared to the same period a year ago.

             Interest Expense.  Interest expense increased to $83,000 in the second quarter of 2001 from $39,000 in the second quarter of 2000. Interest expense resulted primarily from debt financing associated with the Company’s working capital lines of credit, equipment term loans and capital leases.  The increase is primarily due to higher average debt balances in the second quarter of 2001 compared to the same period a year ago.

              Interest and Other Income, Net.  Interest and other income, net, was $0 in the second quarter of 2001 and $101,000 in the second quarter of 2000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $80,000, offset by other expense (net) of $80,000, primarily foreign exchange losses.  The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $161,000, partially offset by other expense (net) of $60,000.  The decrease in interest income is primarily due to lower average cash balances in the second quarter of 2001 compared to the same period a year ago.

             Provision for Income Taxes.  The Company recorded a provision for income taxes of $62,000 in the second quarter of 2001.  At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $4.6 million available to reduce future federal taxable income.  The Company’s net operating loss carryforwards, primarily from the Quantum Magnetics subsidiary, expire from 2010 to 2012 and tax credit carryforwards expire from 2005 to 2018.

Comparison of the Six Months Ended July 1, 2001 to July 2, 2000

             Revenues.   EDS product revenues were $16.7 million for the first six months of 2001, a decrease of 14.5% from the $20.0 million in the first six months of 2000.  This decrease was primarily attributable to fewer system sales and variations in product mix, reflecting more CTX 2500 systems and fewer CTX 5500 systems sold in the first six months of 2001 compared to the same period a year ago.  The decrease is also due to fewer upgrade revenues, partially offset by increased accessory revenues in the first six months of 2001 compared to the same period a year ago.  EDS service revenues were $4.6 million for the first six months of 2001, an increase of 10.1% from the $4.2 million in the first six months of 2000.  The increase in service revenues is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the past twelve months, primarily in international locations, and more services provided on a greater installed base of systems during the first six months of 2001 compared to the same period a year ago.

             Quantum’s government contract revenues were $7.7 million for the first six months of 2001, an increase of 57.6% from the $4.9 million in the first six months of 2000.  The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine technologies, in accordance with expected milestones in the contracts, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months.

             Wood product and service revenues were $5.8 million in the first six months of 2001, a decrease of 17.6% from the $7.0 million in the first six months of 2000.   The decrease in wood revenues is primarily due to fewer system and machinery equipment  sales in the first six months of 2001 compared to the same period a year ago, primarily due to a softness in the wood products industry.

             Gross Profit. Gross profit for EDS products was $6.7 million in the first six months of 2001, an increase of 6.1% from the $6.3 million in the first six months of 2000.  Gross margins for EDS products in the first six months of 2001 and 2000 were 40.2% and 32.4%, respectively.   The increase in gross margins is primarily due to improvements in the costs of the CTX 9000 system, which was first introduced in late 1999, and due to variations in product types and accessories sold in the first six months of 2001 compared to the same period a year ago.   The increase is also due to lower margins in the first six months of 2000 as a result of competitive pricing factors with an international customer.  These increases are partially offset by additional warranty provisons recorded during the first six months of 2001 to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.  Gross profit for EDS services was $1.3 million in the first six months of 2001, an increase of 14.9% from the $1.1 million in the first six months of 2000.  Gross margins for EDS services were 28.1% and 26.9% in the first six months of 2001 and 2000, respectively.  The increase in gross profit and gross margins is primarily due to increased service revenues and continued efforts to maintain constant overhead costs with a greater installed base of CTX systems.

             Gross profit for government contracts was $1.6 million in the first six months of 2001, a 15.0% increase from the $1.4 million in the first six months of 2000.  Gross margins were 20.9% and 28.7%, respectively.   The increase in gross profit is primarily due to higher revenues in the first six months of 2001 compared to the same period a year ago.  The decrease in gross margins is primarily due to increased outside engineering services utilized on the landmines contract, which services typically carry lower margins, in the first six months of 2001 compared to the same period  a year ago.

             Gross profit for Wood products and services were constant at $2.1 million in the first six months of 2001 and 2000.  Gross margins were 35.8% and 30.1% in the first six months of 2001 and 2000, respectively.   The increase in gross margins is primarily due to fewer machinery equipment sales, which typically carry lower margins, and variations in system product mix, in the first six months of 2001 compared to the first six months of 2000.

             Research and Development.  Gross research and development expenses were $6.9 million in the first six months of  2001, an increase of 33.8% from the $5.2 million in the first six months of 2000.  Of these amounts, in the first six months of 2001 and 2000, $2.1 million and $210,000, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities.  Net research and development expenses were relatively constant at $4.8 million in the first six months of 2001 and $4.9 million in the first six months of 2000.  As a percentage of revenues, net research and development expenses were 13.6% and 13.9% in the first six months of 2001 and 2000, respectively.   The increase in gross research and development expenses is primarily due to costs incurred for the development of ARGUS and also due to engineering services, materials and labor costs incurred for the development of WoodVision products in the first six months of 2001 compared to the first six months of 2000.   The decrease in net research and development expenses is primarily due to the focused efforts in the ARGUS development, funded through research and development grants, partially offset by the increased expenditures on the development of the WoodVision products in the first six months of 2001 compared to the same period a year ago.

             Selling, general and administrative. Selling, general and administrative expenses were $6.6 million in the first six months of 2001, a decrease of 24.5% from the $8.8 million in the first six months of 2000.  As a percentage of total revenues, selling, general and administrative expenses were 18.9% and 24.6% in the first six months of 2001 and 2000, respectively.  The decrease in selling, general and administrative expenses is primarily due to lower commissions, a result of lower product revenues in the first six months of 2001, and due to higher commissions paid to an outside sales representative in the first six months of 2000.   The decrease in selling, general and administrative expenses is also due to the recovery of expenses related to the ARGUS grant in the first six months of 2001, higher costs incurred in the first six months of 2000 relating to the start-up and business development costs of the newly formed WoodVision division, and the Company’s continued efforts to reduce selling, general and administrative spending levels in 2001.

             Interest Expense.  Interest expense increased to $148,000 in the first six months of 2001 from $88,000 in the first six months of 2000.   The increase is primarily due to higher average debt balances in the first six months of 2001 compared to the same period a year ago.

              Interest and Other Income, Net.  Interest and other income, net, decreased to $105,000 in the first six months of 2001 from $485,000 in the first six months of 2000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $194,000, partially offset by other expense (net) of $89,000, primarily foreign exchange losses.  The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $567,000, partially offset by other expense (net) of $82,000.  The decrease in interest income is primarily due to lower average cash balances in the first six months of 2001 compared to the first six months of 2000.

             Provision for Income Taxes.  The Company recorded a provision for income taxes of $121,000 in the first six months of 2001.

Liquidity and Capital Resources

             At July 1, 2001, the Company had $9.0 million in cash and cash equivalents, compared to $11.9 million at December 31, 2000.  Working capital was $38.6 million at July 1, 2001 compared to $37.7 million at December 31, 2000.

             Net cash used in operating activities was $5.4 million in the first six months of 2001, compared to $6.6 million in the first six months of 2000.  Cash used in operating activities in the first six months of 2001 primarily resulted from a $3.9 million increase in inventories, a $2.8 million increase in accounts receivable, and a $0.5 million decrease in deferred revenues, partially offset by net income of $233,000 and the $1.9 million non-cash effect of depreciation and amortization.  Cash used in operating activities in the first six months of 2000 primarily resulted from a net loss of $2.3 million, a $5.8 million increase in inventories, a $2.0 million increase in accounts receivable, and a $0.6 million decrease in deferred revenue, partially offset by a $2.0 million increase in accrued liabilities and the $1.7 million noncash effect of depreciation and amortization.

             Net cash used in investing activities was $1.3 million in the first six months of 2001, compared to $3.6 million provided by investing activities in the first six months of 2000.  Net cash used in investing activities in the first six months of 2001 resulted from $1.0 million in acquisitions of capital equipment and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement.  Net cash provided by investing activities in the first six months of 2000 primarily resulted from $5.9 million in sales of short-term investments (net of purchases), partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $0.8 million in acquisitions of capital equipment.

             Net cash provided by financing activities was $3.8 million in the first six months of 2001, compared to $285,000 in the first six months of 2000. Net cash provided by financing activities in the first six months of  2001 was primarily due to $3.8 million in proceeds from borrowings of short-term debt, net of payments, and $147,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $216,000 in repayments of long-term debt.  Net cash provided by financing activities in the first six months of 2000 was primarily due to $501,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $216,000 in repayments of long-term debt.

             In November 2000, the Company renewed its two line of credit agreements with a bank.  The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million.  The second agreement is partially guaranteed by the Export–Import Bank (“EXIM”) of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 80% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work–in–process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million.  Borrowings under both agreements bear interest at the bank’s prime rate plus 1.5% (6.75% at July 1, 2001) and are secured by EDS assets. The agreements expire in October 2001 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends.  Proceeds of loans under both lines of credit may be used for general corporate purposes.  At July 1, 2001, the Company had borrowings outstanding of $1.9 million under the domestic EDS agreement and $2.5 million under the EXIM agreement.  Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.9 million and foreign exchange contracts for which a 10% reserve of $357,000 is secured by the lines of credit.   The remaining available borrowing capacity under the lines of credit was $2.8 million at July 1, 2001, based on eligible EDS accounts receivable and inventories as of that date.

             The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At July 1, 2001, the Company had an outstanding $265,000 term loan due June 2003 and a $89,000 term loan due November 2001.  The term loans bear interest at the bank’s prime rate plus 1.5% (6.75% at July 1, 2001).

             The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credits and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Business Risks

             History of Losses; No Assurance of Continued Profitability.  The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first nine months of 1995.  The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company’s first year of profitability.  As of July 1, 2001, the Company had an accumulated deficit of approximately $10.7 million.  Although the Company was profitable on an annual basis for the years 1997, 1998 and 1999, profitability in 1999 was below that of the prior two years and the Company was not profitable in 2000. There can be no assurance that the Company will attain annual profitability for 2001 or in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

             Fluctuations in Operating Results.  The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors.  These factors include:

•	the timing and size of orders from, and shipments to, major customers;
•	budgeting and purchasing cycles of its customers;
•	delays in product shipments caused by custom requirements of customers or ability of the customer to accept shipment;
•	the acceptance and timing of enhancements to the Company’s products
•	the introduction and acceptance of new products by the Company or its competitors;
•	changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company’s products in response to competitive pressures;
•	the proportion of revenues derived from competitive bid processes;
•	the mix between sales to domestic and international customers and the mix between sales of the Company’s various products;
•	the availability and cost of key components; and fluctuations in general economic conditions.

             The Company may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on the Company’s business, financial condition or results of operations.  The Company's systems revenues in any period are derived from sales of multiple CTX Series systems to a limited number of customers and are recognized upon shipment.  The high sales price of units in the CTX Series means that minor variations in the number of orders, or in the timing of shipments, substantially affects the Company's quarterly revenues. A significant portion of the Company's quarterly operating expenses are, and will continue to be, relatively fixed in nature.  This means that revenue fluctuations will cause the Company's quarterly and annual operating results to vary substantially. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, the Company's operating results have from time to time in the past been and may again in the future be below the expectations of public market analysts and investors.  This failure to meet market expectations has in the past and may again in the future result in a decline in the trading price of the common stock.

             Dependence on Few Customers.  In any given fiscal year, the Company's EDS product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. In 2000 and 2001, the Company entered into several contracts with customers to purchase CTX Series systems over a period of several years.  These contracts have a minimum and maximum number of units the customer can order, however, there can be no assurance that the customer will order more than the minimum number of units in accordance with the terms in the contract.   The Company's inability to obtain sufficient multiple orders would have a material adverse effect on the Company's business, financial condition or results of operations.

             Sales to FAA.  To date, all orders for CTX Series systems from United States customers have been entirely funded by the FAA.  The Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA.  The failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations.

             Public Agency Contract and Budget Considerations.  Substantially all of the Company’s EDS customers and a high percentage of Quantum’s research and development customers to date have been public agencies or quasi-public agencies.  In contracting with public agencies, the Company is subject to public agency contract requirements which vary from jurisdiction to jurisdiction and which are subject to budgetary processes and expenditure constraints.  Budgetary allocations for explosive detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings.  In addition, public agency bidding processes have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency.

             Export Control.  The Company is subject to risks associated with regulations relating to the export of defense articles.  In particular, the Company’s landmine detection systems are deemed to be regulated defense articles subject to export control by the U.S. Department of State. Exports may be prohibited or limited to a small number of countries, even for purposes of demonstration and further data collection and development.

             Wood Industry Purchasing Cycle.  The Company’s Wood revenues will be subject to the ability and willingness of customers in the wood industry to purchase capital equipment to improve productivity, yield and finished product value.  The factors that affect the decision to purchase such capital equipment include the demand for wood products, market prices for logs and finished wood products, labor costs, interest rates and other general economic factors.  In addition, the revenues related to the Company’s CT scanners for the wood industry will be subject to the acceptance of new technology by customers in the wood industry.  There are no assurances that market conditions in the wood industry will be favorable for the sale of capital equipment, or that the Company’s new products will be accepted by the industry in any particular time, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Impact of Inflation

             The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, the Company enters into forward exchange contracts to mitigate foreign exchange risk.   In the first six months of 2001, the Company entered into forward exchange contracts with notional values of approximately $4.6 million to hedge against foreign exchange risk for contracts with international customers, and at July 1, 2001, had outstanding contracts with notional values totaling $3.6 million with a fair value of approximately $98,000.   Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis.  The Company has some advance purchase commitments in foreign currencies with a few European suppliers.   The Company currently does not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, the Company will continue to monitor the foreign exchange rates and enter into forward exchange contracts to mitigate foreign exchange risk as appropriate.

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

             During the six month period ended July 1, 2001, the Company’s derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on receivables from international sales contracts.  The change in value of these derivative contracts did not have a material impact on the financial position at July 1, 2001 or results of operations for the quarter then ended.

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

Item 2. Changes in Securities and Use of Proceeds

             On April 20, 2001, the Company issued the following amounts of unregistered securities as partial consideration for the its acquisition of Inovec, Inc. in 2000:

(1) 179,611 shares of common stock to Andrew Nowak
(2) 69,572 shares of common stock to Alan Bazzaz
(3) 35,556 shares of common stock to Jeff Franklin
(4) 36,166 shares of common stock to Kerry Wilson

The shares were issued in reliance on Regulation D promulgated under Section 4(2) of the Securities Act of 1933, in that the recipients of the shares were former shareholders of Inovec, Inc., who were either accredited investors or had an appointed purchaser’s representative who, with the former shareholders, had the financial sophistication and knowledge required under Regulation D.

Item 3. Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

             The 2001 Annual Meeting of  Stockholders was held June 21, 2001.  Matters voted at that meeting were:

(i)	The election of two directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified.
(ii)	The amendment of the Company’s Employee Stock Purchase Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 150,000 shares to 600,000 shares.
(iii)	The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2001

             Tabulations for each proposal were as follows:

Proposal I. Election of two directors to hold office until the 2004 Annual Meeting of Stockholders

Director		For	Withheld
Dr. Giovanni Lanzara		8,630,576	88,602
Ambassador Morris D. Busby		8,629,874	89,304

Proposal II. Amendment of the Company’s Employee Stock Purchase Plan

For	Against	Abstain
8,395,561	262,780	60,837

Proposal III. Ratification of the selection of Deloitte & Touche LLP

For	Against	Abstain
8,649,453	42,478	27,247

             Continuing Directors:

             Dr. Sergio Magistri, Mr. David M. Pillor and Mr. Stephen Blum, continued as directors following the meeting, to serve in office until the Annual Meeting of Stockholders to be held in 2003.

             Dr. Bruno Trezza and Dr. Douglas Boyd, continued as directors following the meeting, to serve in office until the Annual Meeting of Stockholders to be held in 2002.

Item 5. Other Information

             On August 9, 2001 the Company announced that it has named Louis A. Turpen, President and Chief Executive Officer of the Greater Toronto Airports Authority, to its board of directors. The appointment of Turpen, 57, increases the Company's number of directors to eight.

             Mr. Turpen, who has more than 25 years of airport management experience, joined the Toronto airport in 1995 after serving as chief executive officer of San Francisco International Airport for 14 years. During his tenure at San Francisco, Turpen led a complete redevelopment of the airport's terminal complex, including the planning, design, financing and initial construction of the airport's new two-million square foot International Terminal. He also developed the first ever counter-terrorism plan at any airport in the U.S. Since joining the Toronto airport, he has overseen the transfer of airport operations from the Canadian government to the Greater Toronto Airports Authority (GTAA) and the planning and design and initial construction of a $4.4 billion terminal development program, which is by now 30% complete.

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

(b)	The Registrant filed no Reports on Form 8-K during the quarter ended July 1, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: August 15, 2001	/s/ Sergio Magistri

Dr. Sergio Magistri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2001	/s/ Ross Mulholland

Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)