Form 10-Q
period 2001-09-30
INVISION TECHNOLOGIES INC
filed 2001-11-14
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10–Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒   No☐

On October 28, 2001, there were 13,270,088 shares of the Registrant's Common Stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

Part I: FINANCIAL INFORMATION

Item

1.	Financial Statements (unaudited)

	a.	Consolidated Balance Sheets – September 30, 2001 and December 31, 2000 *

	b.	Consolidated Statements of Operations – Three months and nine months ended September 30, 2001 and October 1, 2000

	c.	Consolidated Statements of Cash Flows – Nine months ended September 30, 2001 and October 1, 2000

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InVision Technologies, Inc.
Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,569	$11,908
Short-term investments	750	-
Accounts receivable, net	22,008	22,547
Inventories	24,806	20,207
Other current assets	2,698	2,977
Total current assets	59,831	57,639

Property and equipment, net	5,953	6,741
Intangible assets, net	3,842	4,412
Other assets	1,146	540
Total assets	$70,772	$69,332

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$4,892	$5,353
Accrued liabilities	9,983	11,213
Deferred revenue	1,233	2,107
Short-term debt	3,281	890
Current maturities of long-term obligations	254	404
Total current liabilities	19,643	19,967

Long-term obligations	745	1,861

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,134,000 and 12,613,000 shares issued and outstanding	13	13
Additional paid-in capital	61,871	59,671
Accumulated deficit	(10,301)	(10,981)
Treasury stock, at cost (201,000 shares)	(1,199)	(1,199)
Total stockholders' equity	50,384	47,504
Total liabilities and stockholders' equity	$70,772	$69,332

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Revenues:
Product revenue	$8,806	$16,775	$30,614	$42,563
Service revenue	3,037	2,497	8,441	7,493
Government contract revenue	4,561	2,869	12,246	7,746
Total revenues	16,404	22,141	51,301	57,802

Cost of revenues:
Product costs	5,647	11,391	19,003	29,107
Service costs	1,694	1,460	5,393	4,945
Government contract costs	3,710	2,199	9,787	5,678
Total cost of revenues	11,051	15,050	34,183	39,730

Gross profit	5,353	7,091	17,118	18,072

Operating expenses:
Research and development	1,927	3,129	6,684	8,074
Selling, general and administrative	3,278	4,006	9,889	12,764
Total operating expenses	5,205	7,135	16,573	20,838

Income (loss) from operations	148	(44)	545	(2,766)
Interest expense	(76)	(46)	(224)	(134)
Interest and other income, net	388	287	493	772
Income (loss) before provision for income taxes	460	197	814	(2,128)

Provision for income taxes	13	-	134	-

Net income (loss)	$447	$197	$680	$(2,128)

Net income (loss) per share:
Basic	$0.03	$0.02	$0.05	$(0.17)
Diluted	$0.03	$0.02	$0.05	$(0.17)

Weighted average shares outstanding:
Basic	13,046	12,322	12,871	12,273
Diluted	13,992	12,833	13,856	12,273

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Cash Flow

(In thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000

Cash flow from operating activities:
Net income (loss)	$680	$(2,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,162	2,207
Amortization of capitalized software development costs	90	131
Amortization of intangible assets	571	512
Loss (gain) on disposal of fixed assets	(7)	5
Bad debt expense	70	146
Stock compensation expense	-	47

Changes in operating assets and liabilities:
Accounts receivable	469	(9,077)
Inventories	(4,599)	(3,783)
Other current assets	229	873
Other noncurrent assets	(21)	9
Accounts payable	(461)	539
Accrued liabilities	(1,046)	3,006
Deferred revenue	(872)	(1,807)
Other long-term obligations	40	75
Net cash used in operating activities	$(2,695)	$(9,245)

Cash flow from investing activities:
Purchases of property and equipment	(1,343)	(2,014)
Proceeds from (purchases of) short-term investments, net	(750)	5,887
Purchase of subsidiary, net of cash acquired	(267)	(1,519)
Net cash provided by (used in) investing activities	(2,360)	2,354

Cash flow from financing activities:
Proceeds from short-term debt, net	2,391	-
Repayments of long-term debt	(292)	(326)
Proceeds from issuance of common stock	617	594
Net cash provided by financing activities	2,716	268

Net change in cash and cash equivalents for the period	(2,339)	(6,623)
Cash and cash equivalents at beginning of period	11,908	18,282
Cash and cash equivalents at end of period	$9,569	$11,659

Supplemental disclosures of cash flow information:
Interest paid	$149	$102
Income taxes paid	$442	$187

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$933	$-
Warrant issued in connection with investment advisory and financing related services	$650	$-
Liabilities assumed in acquisition of subsidiary	$-	$2,881
Stock payable in connection with acquisition of subsidiary	$-	$2,775

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.             Summary of Significant Accounting Policies

                Interim Unaudited Financial Information

                The accompanying interim unaudited consolidatedfinancial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, including the notes thereto, included in the Company’s Annual Report on Form 10-K.

                Operating results for the three and nine month periods ended September 30, 2001 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2001 or any other future period.

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

                The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Nine Months Ended
	September 30, 2001			October 1, 2000			September 30, 2001			October 1, 2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic net income (loss) per share:
Income (loss) available to common stockholders	$447	13,046	$0.03	$197	12,322	$0.02	$680	12,871	$0.05	$(2,128)	12,273	$(0.17)
Effect of dilutive securities:
Options	-	844	-	-	511	-	-	646	-	-	-	-
Stock payable in connection with acquisition of subsidiary	-	102	-	-	-	-	-	339	-	-	-	-
Diluted net income (loss) per share:
Income (loss) available to common stockholders plus assumed conversions	$447	13,992	$0.03	$197	12,833	$0.02	$680	13,856	$0.05	$(2,128)	12,273	$(0.17)

                The computation of diluted net loss per share for the nine month period ended October 1, 2000 does not include shares issuable upon exercise of options of 1,233,777 shares, and issuance of common stock related to the acquisition of Inovec based on average share prices prior to the scheduled payment dates, because their effect would have been anti-dilutive.

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

                During the nine months ended September 30, 2001 the Company’s derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on international sales contracts.  The change in the value of these derivative contracts did not have a material impact on the financial position at September 30, 2001 or results of operations for the nine month period then ended.

                Business Combinations and Goodwill and Other Intangible Assets

                In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS 142 for its fiscal year beginning January 1, 2002.  Upon the adoption of SFAS 141 and 142, the Company will no longer amortize goodwill of $2.5 million or acquired workforce of $662,000, resulting in a reduction in the annual amortization expense of $426,000.  The Company has not yet performed the impairment tests required by the standard.

                Accounting For the Impairment or Disposal of Long-Lived Assets

                In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal  of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS 144 on January 1, 2002.  The Company is currently evaluating the impact of SFAS 144 on its consolidated financial statements.

2.             Inventories

                The components of inventory consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Inventories:
Raw material and purchased components	$8,115	$9,270
Field service spare parts	9,058	6,240
Work-in-process	6,649	4,162
Finished goods	984	535
Total	$24,806	$20,207

3.             Accrued Liabilities

                The components of accrued liabilities consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Accrued liabilities:
Warranty and other reserves	$4,206	$4,352
Accrued employee compensation	2,668	3,172
Income taxes	970	1,302
Other	2,139	2,387
Total	$9,983	$11,213

4.             Acquisition of Inovec, Inc.

                Effective January 1, 2000, the Company acquired Inovec, Inc. (“Inovec”), a manufacturer of advanced optimization equipment for increasing the yield of the forest products industry, for $5.2 million in cash and stock.  The Company paid $2.4 million in cash and issued 249,000 shares of common stock to former shareholders of Inovec in 2000 as the first two installments of the purchase price and issued 229,000 shares of common stock in April 2001 for the third installment. The remaining obligation payable of $1.0 million is payable in stock in April 2002 and is based on average share prices prior to the scheduled payment dates.   In addition, the Company is contingently liable under the purchase agreement in the event Inovec achieves certain operating milestones during the years ended December 31, 2000 and 2001.  At December 31, 2000, Inovec had achieved certain of these milestones and an additional $533,000 was recorded as additional purchase price and was paid in cash and issuance of 91,000 shares of common stock in April 2001.  An additional $700,000 may be payable in cash and stock upon the achievement of certain performance milestones at the end of 2001.   The transaction was accounted for as a purchase.

5.             Segment Information

                Under the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments based on financial information regularly reviewed by the Company’s management in deciding how to allocate resources and assess performance.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosive detection systems based on advanced CT technology.  The “Quantum” segment is comprised of the business unit that is engaged in the development of technology for inspection, detection and analysis of explosives, primarily landmine detection, and other materials based on quadrupole resonance technology and passive magnetic sensing.   The “Wood” segment is comprised of those business units that are engaged in the development, manufacturing, marketing and support of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology.

Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total

Third quarter 2001
Revenues:
Product revenues	$6,901	$-	$1,905	$8,806
Service revenues	2,628	71	338	3,037
Government contract revenues	-	4,561	-	4,561
Total revenues	$9,529	$4,632	$2,243	$16,404

Net income (loss)	$913	$139	$(605)	$447

September 30, 2001
Total assets	$58,724	$4,760	$7,288	$70,772

Third quarter 2000
Revenues:
Product revenues	$13,453	$-	$3,322	$16,775
Service revenues	2,099	-	398	2,497
Government contract revenues	-	2,869	-	2,869
Total revenues	$15,552	$2,869	$3,720	$22,141

Net income (loss)	$928	$25	$(756)	$197

December 31, 2000
Total assets	$57,261	$4,056	$8,015	$69,332

Nine months 2001
Revenues:
Product revenues	$23,641	$54	$6,919	$30,614
Service revenues	7,244	97	1,100	8,441
Government contract revenues	-	12,246	-	12,246
Total revenues	$30,885	$12,397	$8,019	$51,301

Net income (loss)	$2,311	$193	$(1,824)	$680

Nine months 2000
Revenues:
Product revenues	$33,033	$-	$9,530	$42,563
Service revenues	6,293	-	1,200	7,493
Government contract revenues	-	7,746	-	7,746
Total revenues	$39,326	$7,746	$10,730	$57,802

Net income (loss)	$(390)	$(363)	$(1,375)	$(2,128)

Substantially all of the Company’s long-lived assets are located in the United States.

6.             Stockholders’ Equity

                In September 2001, the Company entered into an agreement with Donald & Co. Securities, Inc.  (“Donald & Co.”) for investment advisory and financing related services.  Under this agreement, Donald & Co. received a five-year warrant to purchase 100,000 shares of common stock at a price of $9.95 per share.  The fair value of the warrant, determined using the Black-Scholes options pricing model, was $650,000 and was recorded in other assets.  As of September 30, 2001, no shares of common stock had been purchased under the warrant.   Stephen Blum, president of Donald & Co., is a member of the Company’s Board of Directors.

7.             Litigation

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

Overview

                InVision Technologies, Inc. (the “Company”) brings to market advanced detection and inspection products by adapting various medical and laboratory technologies for government and commercial uses, such as security, defense and process control.   The Company reports its financial information in three segments, Explosive Detection Systems (“EDS”), Quantum, and Wood.

                EDS.  The Company develops, manufactures, markets and supports explosive detection systems for civil aviation security based on advanced computed tomography (“CT”) technology.  The Company’s products were the first automated explosive detection systems to be certified by the Federal Aviation Administration (“FAA”) as meeting its stringent requirements.  The Company has sold 255 systems to the FAA, foreign aviation security agencies and domestic and foreign airports and airlines through September 30, 2001.

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

                Research and development.  The Company considers research and development to be a vital part of its operating discipline and continues to dedicate substantial resources to research and development.  At September 30, 2001, the Company had 140 full-time employees engaged in research and development, and product development activities, 47 for EDS, 62 for Quantum and 31 for Wood.  The Company was also using the services of 14 specialized contract employees and consultants in this area.  During the nine month periods ended September 30, 2001 and October 1, 2000, the Company spent $10.1 million and $8.5 million, respectively, on research and development activities, of which $3.4 million and $435,000, respectively, were funded by the FAA and other agencies under development contracts and grants.  To the extent that research and development contracts and grant receipts decline in the future, the Company would attempt to manage research and development expenditures to mitigate the impact on its results of operations.  At September 30, 2001, the Company had in backlog grants of $506,000 for EDS research and development, primarily for the development of ARGUS, an FAA-sponsored program designed to develop a low-cost, automated explosive detection system to scan checked baggage in small airports and low-traffic stations within larger airports.  Additionally, the Company’s Quantum subsidiary has performed non-funded development and commercialization of the i-Portal 100 walk-through portal.  The i-Portal 100 system uses passive magnetic sensing to detect concealed objects.  The system’s computer workstation displays a digital image of the person walking through the portal and superimposes large dots on the image at the locations of objects that could be weapons.

                Revenues.  The Company's EDS product revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. The Company cannot assure that it will obtain such multiple orders on a consistent basis.   For the nine month periods ended September 30, 2001 and October 1, 2000, $15.0 million and $21.0 million, respectively, were generated from EDS sales to the Company's largest customer, the FAA, representing 29.3% and 36.3%, respectively, of the Company's total revenues.  There were no other significant customers who accounted for more than 10% of the Company’s total revenues in the first nine months of 2001 and 2000.

                The Company markets its products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators.  In the United States, the Company markets its products and services primarily through direct sales personnel.  Internationally, the Company utilizes both a direct sales force and authorized representatives to sell its products. For the nine month periods ended September 30, 2001 and October 1, 2000, international sales represented 27.9% and 24.7%, respectively, of the Company's total revenues.

Results of Operations

                The following table sets forth certain income and expenditure items from the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Revenues:
Product revenue	53.7%	75.7%	59.6%	73.6%
Service revenue	18.5	11.3	16.5	13.0
Government contract revenue	27.8	13.0	23.9	13.4
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	34.4	51.4	37.0	50.3
Service costs	10.3	6.6	10.5	8.6
Government contract costs	22.6	9.9	19.1	9.8
Total cost of revenues	67.3	67.9	66.6	68.7

Gross profit	32.7	32.1	33.4	31.3

Operating expenses:
Research and development	11.7	14.1	13.0	14.0
Selling, general and administrative	20.0	18.1	19.3	22.1
Total operating expenses	31.7	32.2	32.3	36.1

Income (loss) from operations	1.0	(0.1)	1.1	(4.8)
Interest expense	(0.5)	(0.2)	(0.4)	(0.2)
Interest and other income, net	2.4	1.3	1.0	1.3
Income (loss) before provision for income taxes	2.9	1.0	1.7	(3.7)

Provision for income taxes	0.1	-	0.3	-

Net income (loss)	2.8%	1.0%	1.4%	(3.7)%

Comparison of the Three Months Ended September 30, 2001 to October 1, 2000

                Revenues.   The Company's revenues are primarily comprised of: (i) EDS product revenues, which include revenues from sales of CTX systems and related accessories and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, repairs, integration and other services, including those complex installations and configurations that are separate from product revenues; (ii) Quantum government contract revenues, which include revenues primarily from research and development contracts utilizing QR and passive magnetic technologies with government agencies and private entities; and (iii) Wood product revenues from the sales of control and automation systems for material processing equipment, primarily in the wood products industry and related accessories, installation and configuration, and Wood service revenues from maintenance contracts related to product support, repairs, integration and other services.

                EDS product revenues were $6.9 million for the third quarter of 2001, a decrease of 48.7% from the $13.5 million in the third quarter of 2000.  This decrease was primarily attributable to decreased system revenue of approximately $7.0 million, resulting from fewer CTX systems sold in the third quarter compared to the same period a year ago.  The decrease is partially offset by increased accessories and spare parts revenue in the current quarter.  EDS service revenues were $2.6 million for the third quarter of 2001, an increase of 25.2% from the $2.1 million in the third quarter of 2000.  The increase in service revenues is primarily due to more non-contract services, such as billed time and material, data reporting, and complex installations, provided on a greater installed base of systems during the third quarter of 2001 compared to the same period a year ago.  The Company typically ships against a backlog of orders for its products.  As of September 30, 2001, the Company had in backlog EDS equipment orders and service agreements of $24.1 million.  Additionally, subsequent to September 30, 2001, the Company received orders for multiple CTX systems, accessories and service totaling approximately $5.7 million.

                Quantum’s government contract revenues were $4.6 million for the third quarter of 2001, an increase of 59.0% from the $2.9 million in the third quarter of 2000.  The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine and concealed weapons detection technologies, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months.   Due to the higher level of contracts and requirements in 2001, Quantum has more individuals working directly on funded projects compared to the same period a year ago.  As of September 30, 2001, the Company had Quantum government contract backlog of approximately $16.3 million, primarily for development of landmine detection technologies.

                Wood product and service revenues were $2.2 million in the third quarter of 2001, a decrease of 39.7% from the $3.7 million in the third quarter of 2000.   The decrease in wood revenues is primarily due to fewer system sales and also due to fewer machinery equipment sales, both reflecting a softness in the wood products industry in the third quarter of 2001 compared to the same period a year ago.  As of September 30, 2001, the Company had in backlog Inovec equipment orders and service agreements of $1.9 million.  The Company is still developing the CT based log scanner and had no related revenues or backlog as of September 30, 2001.

                Gross Profit.  Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of the Company's products, as well as manufacturing labor and overhead, installation and warranty.  Cost of EDS service revenues primarily consists of direct labor and materials, and customer support overhead.  In any given period the Company's gross profit for products and services may be affected by several factors, including revenue mix, volume of systems manufactured in a given period, product configuration, location of the installation and complexity of integration into various environments.

                Gross profit for EDS products was $2.5 million in the third quarter of 2001, a decrease of 43.7% from the $4.4 million in the third quarter of 2000.  Gross margins for EDS products in the third quarter of 2001 and 2000 were 35.7% and 32.5%, respectively.  Gross profit decreased primarily due to decreased revenues in the third quarter of 2001 compared to the same period a year ago.   The increase in gross margins is primarily due to improvements in the manufacturing costs of the CTX 9000 system, which was first introduced in late 1999, and also due to variations in product types and accessories sold in the third quarter compared to the same period a year ago.   The increase in revenues from accessories and upgrade sales, which typically carry higher margins, in the current quarter added to the improvement in EDS product margins compared to the third quarter of 2000.  Gross profit for EDS services was $1.2 million in the third quarter of 2001, an increase of 41.1% from $833,000 in the third quarter of 2000.  Gross margins for EDS services were 44.7% and 39.7% in the third quarter of 2001 and 2000, respectively.  The increase in gross profit is primarily due to increased service revenues in the third quarter of 2001 compared to the third quarter of 2000.  The increase in gross margins is primarily due to variations in types of service revenue, such as increased billed time and materials services, in the third quarter of 2001 compared to the same period a year ago, and also due to revenues recorded in the current quarter for services provided in prior periods, resulting from the realizability of receivables for which revenues had been deferred due to uncertainty of collection.

                Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities.   Gross profit for government contracts was $851,000 in the third quarter of 2001, a 27.0% increase from the $670,000 in the third quarter of 2000.  Gross margins were 18.7% and 23.4% in the third quarter of 2001 and 2000, respectively.   The increase in gross profit is primarily due to increased government contract revenues in the current quarter compared to the same period a year ago, partially offset by decreased margins.  The decrease in gross margins is primarily due to increased outside engineering services utilized on the landmines contract, which services typically carry lower margins, in the third quarter of 2001 compared to the same quarter a year ago.

                Gross profit for Wood products and services were $849,000 in the third quarter of 2001, a decrease of 30.0% from the $1.2 million in the third quarter of 2000.  Gross margins were 37.9% and 32.6% in the third quarter of 2001 and 2000, respectively.  The decrease in gross profit is primarily due to lower revenues in the current quarter.  The increase in gross margins is primarily due to a smaller portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in the third quarter of 2001 compared to the same period a year ago.

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

                Gross research and development expenses were $3.2 million in the third quarter of 2001, a decrease of 4.0% from the $3.4 million in the third quarter of 2000.  Of these amounts, in the third quarter of 2001 and 2000, $1.3 million and $255,000, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities.  Net research and development expenses were $1.9 million in the third quarter of 2001, a decrease of 38.4% compared to the $3.1 million in the third quarter of 2000.  As a percentage of revenues, net research and development expenses were 11.7% and 14.1% in the third quarter of 2001 and 2000, respectively.  The decrease in net research and development expenses is primarily due to the focused efforts in the ARGUS development, funded through research and development grants.  As of September 30, 2001, the Company had in backlog research and development contracts and grants of $506,000.

                Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

                Selling, general and administrative expenses were $3.3 million in the third quarter of 2001, a decrease of 18.2% from the $4.0 million in the third quarter of 2000.  As a percentage of total revenues, selling, general and administrative expenses were 20.0% and 18.1% in the third quarter of 2001 and 2000, respectively.  The decrease in selling, general and administrative expenses is primarily due to the Company’s continued efforts to reduce selling, general and administrative spending levels in the third quarter of 2001 compared to the same period a year ago and is also due to the reimbursement of expenses related to the ARGUS grant in the current quarter.  The decrease is also due to the business development costs of the newly formed WoodVision division incurred during the third quarter of 2000.  These decreases are partially offset by restructuring provisions recorded in the third quarter of 2001 for a reduction in force in July 2001.

                Interest Expense.  Interest expense increased to $76,000 in the third quarter of 2001 from $46,000 in the third quarter of 2000. Interest expense resulted primarily from debt financing associated with the Company’s working capital lines of credit, equipment term loans and capital leases.  The increase is primarily due to higher average debt balances in the third quarter of 2001 compared to the same period a year ago.

                 Interest and Other Income, Net.  Interest and other income, net, was $388,000 in the third quarter of 2001 and $287,000 in the third quarter of 2000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $42,000 and other income (net) of $346,000, primarily the reversal of a reserve due to a favorable outcome of an international claim.  The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $197,000 and other income (net) of $90,000, primarily foreign exchange gains, net.  The decrease in interest income is primarily due to lower average cash balances in the third quarter of 2001 compared to the same period a year ago.

                Provision for Income Taxes.  The Company recorded a provision for income taxes of $13,000 in the third quarter of 2001.  At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $2.7 million available to reduce future federal taxable income.  The Company’s net operating loss carryforwards, primarily from the Quantum Magnetics subsidiary, expire from 2010 to 2012 and tax credit carryforwards expire from 2005 to 2018.

Comparison of the Nine months Ended September 30, 2001 to October 1, 2000

                Revenues.   EDS product revenues were $23.7 million for the first nine months of 2001, a decrease of 28.4% from the $33.0 million in the first nine months of 2000.  This decrease was primarily attributable to fewer system sales and variations in product mix, reflecting more CTX 2500 systems and fewer CTX 9000 and 5500 systems sold in the first nine months of 2001 compared to the same period a year ago.  The decrease is also due to fewer upgrade revenues, partially offset by increased accessories and spare parts revenues in the first nine months of 2001 compared to the same period a year ago.  EDS service revenues were $7.2 million for the first nine months of 2001, an increase of 15.1% from the $6.3 million in the first nine months of 2000.  The increase in service revenues is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the past twelve months, primarily in international locations, and more non-contract services, such as billed time and material, data reporting, and complex installations, provided on a greater installed base of systems during the first nine months of 2001 compared to the same period a year ago.

                Quantum’s government contract revenues were $12.2 million for the first nine months of 2001, an increase of 58.1% from the $7.7 million in the first nine months of 2000.  The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine technologies, in accordance with expected milestones in the contracts, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months.

                Wood product and service revenues were $8.0 million in the first nine months of 2001, a decrease of 25.3% from the $10.7 million in the first nine months of 2000.   The decrease in wood revenues is primarily due to fewer system and machinery equipment  sales in the first nine months of 2001 compared to the same period a year ago, primarily due to a softness in the wood products industry.

                Gross Profit. Gross profit for EDS products was $9.2 million in the first nine months of 2001, a decrease of 14.3% from the $10.7 million in the first nine months of 2000.  Gross margins for EDS products in the first nine months of 2001 and 2000 were 38.9% and 32.4%, respectively.   The decrease in gross profit is primarily due to lower revenues in the first nine months of 2001 compared to the first nine months of 2000.  The increase in gross margins is primarily due to improvements in the manufacturing costs of the CTX 9000 system, which was first introduced in late 1999, and also due to variations in product types and accessories sold in the first nine months of 2001 compared to the same period a year ago.   The increase is also due to competitive pricing factors with an international customer during the first nine months of 2000.  These increases are partially offset by additional warranty provisions recorded in the first nine months of 2001 to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.  Gross profit for EDS services was $2.5 million in the first nine months of 2001, an increase of 26.0% from the $2.0 million in the first nine months of 2000.  Gross margins for EDS services were 34.1% and 31.2% in the first nine months of 2001 and 2000, respectively.  The increase in gross profit is primarily due to increased service revenues in the first nine months of 2001 compared to the same period a year ago. The increase in gross margins is primarily due to variations in types of service revenue, such as increased billed time and materials services, and continued efforts to maintain constant overhead costs with a greater installed base of CTX systems.  The increase in gross margins for EDS services is also due to revenues recorded in the current period for services provided in prior periods, resulting from the realizability of receivables for which revenues had been deferred due to uncertainty of collection.

                Gross profit for government contracts was $2.5 million in the first nine months of 2001, a 18.9% increase from the $2.1 million in the first nine months of 2000.  Gross margins were 20.1% and 26.7%, respectively.   The increase in gross profit is primarily due to higher revenues in the first nine months of 2001 compared to the same period a year ago, partially offset by decreased margins.  The decrease in gross margins is primarily due to increased outside engineering services utilized on the landmines contract, which services typically carry lower margins, in the first nine months of 2001 compared to the same period  a year ago.

                Gross profit for Wood products and services were $2.9 million in the first nine months of 2001, a 12.3% decrease from the $3.3 million in the first nine months of 2000.  Gross margins were 36.3% and 31.0% in the first nine months of 2001 and 2000, respectively.   The decrease in gross profit is primarily due to decreased Wood products and service revenues in the first nine months of 2001 compared to the first nine months of 2000.  The increase in gross margins is primarily due to fewer machinery equipment sales, which typically carry lower margins, and variations in system product mix, in the first nine months of 2001 compared to the same period a year ago.

                Research and Development.  Gross research and development expenses were $10.1 million in the first nine months of  2001, an increase of 18.9% from the $8.5 million in the first nine months of 2000.  Of these amounts, in the first nine months of 2001 and 2000, $3.4 million and $435,000, respectively, were funded by research and development contracts and grants from the FAA and other government agencies and private entities.  Net research and development expenses were $6.7 million in the first nine months of 2001 and $8.1 million in the first nine months of 2000.  As a percentage of revenues, net research and development expenses were 13.0% and 14.0% in the first nine months of 2001 and 2000, respectively.   The increase in gross research and development expenses is primarily due to costs incurred for the development of ARGUS, the development and commercialization of the i-Portal 100 system, and also due to engineering services, materials and labor costs incurred for the development of WoodVision products in the first nine months of 2001 compared to the first nine months of 2000.   The decrease in net research and development expenses is primarily due to the focused efforts in the ARGUS development, funded through research and development grants, partially offset by the increased expenditures on the development of the WoodVision products and the i-Portal 100 system in the first nine months of 2001 compared to the same period a year ago.

                Selling, general and administrative. Selling, general and administrative expenses were $9.9 million in the first nine months of 2001, a decrease of 22.5% from the $12.8 million in the first nine months of 2000.  As a percentage of total revenues, selling, general and administrative expenses were 19.3% and 22.1% in the first nine months of 2001 and 2000, respectively.  The decrease in selling, general and administrative expenses is primarily due to lower commissions, a result of lower product revenues in the first nine months of 2001, and also due to higher commissions paid to outside sales representatives in the first nine months of 2000.   The decrease in selling, general and administrative expenses is also due to the reimbursement of expenses related to the ARGUS grant in the first nine months of 2001, higher costs incurred in the first nine months of 2000 relating to the start-up and business development costs of the newly formed WoodVision division, and the Company’s continued efforts to reduce selling, general and administrative spending levels in 2001.  These decreases are partially offset by restructuring provisions recorded in the current period for a reduction in force in July 2001.

                Interest Expense.  Interest expense increased to $224,000 in the first nine months of 2001 from $134,000 in the first nine months of 2000.   The increase is primarily due to higher average debt balances in the first nine months of 2001 compared to the same period a year ago.

                 Interest and Other Income, Net.  Interest and other income, net, decreased to $493,000 in the first nine months of 2001 from $772,000 in the first nine months of 2000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $235,000 and other income (net) of $258,000, primarily the reversal of a reserve due to a favorable outcome of an international claim.  The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $765,000 and other income (net) of $7,000.  The decrease in interest income is primarily due to lower average cash balances in the first nine months of 2001 compared to the first nine months of 2000.

                Provision for Income Taxes.  The Company recorded a provision for income taxes of $134,000 in the first nine months of 2001.

Liquidity and Capital Resources

                At September 30, 2001, the Company had $9.6 million in cash and cash equivalents, compared to $11.9 million at December 31, 2000.  Working capital was $40.2 million at September 30, 2001 compared to $37.7 million at December 31, 2000.

                Net cash used in operating activities was $2.7 million in the first nine months of 2001, compared to $9.2 million in the first nine months of 2000.  Cash used in operating activities in the first nine months of 2001 primarily resulted from a $4.6 million increase in inventories, a $1.5 million decrease in accounts payable and accrued liabilities, and a $872,000 decrease in deferred revenues, partially offset by net income of $680,000, the $2.8 million non-cash effect of depreciation and amortization and a

$469,000 decrease in accounts receivable.  Cash used in operating activities in the first nine months of 2000 primarily resulted from a net loss of $2.1 million, a $9.1 million increase in accounts receivable, a $3.8 million increase in inventories, and a $1.8 million decrease in deferred revenue, partially offset by a $3.5 million increase in accounts payable and accrued liabilities, the $2.9 million non-cash effect of depreciation and amortization and a $973,000 decrease in other current assets.

                Net cash used in investing activities was $2.4 million in the first nine months of 2001, compared to $2.4 million provided by investing activities in the first nine months of 2000.  Net cash used in investing activities in the first nine months of 2001 resulted from $1.3 million in acquisitions of capital equipment, $750,000 for the purchase of short-term investments,  and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement.  Net cash provided by investing activities in the first nine months of 2000 primarily resulted from $5.9 million in sales of short-term investments (net of purchases), partially offset by the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired, and $2.0 million in acquisitions of capital equipment.

                Net cash provided by financing activities was $2.7 million in the first nine months of 2001, compared to $268,000 in the first nine months of 2000. Net cash provided by financing activities in the first nine months of  2001 was primarily due to $2.4 million in proceeds from borrowings of short-term debt, net of payments, and $617,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $292,000 in repayments of long-term debt.  Net cash provided by financing activities in the first nine months of 2000 was primarily due to $594,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $326,000 in repayments of long-term debt.

                In October 2001, the Company renewed its two line of credit agreements with a bank.  The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million.  The second agreement is partially guaranteed by the Export–Import Bank (“EXIM”) of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work–in–process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million.  Borrowings under both agreements bear interest at the bank’s prime rate plus 1.5% (6.0% at September 30, 2001) and are secured by EDS assets. The agreements expire in October 2002 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends.  Proceeds of loans under both lines of credit may be used for general corporate purposes.  At September 30, 2001, the Company had borrowings outstanding of $190,000 under the domestic EDS agreement and $2.7 million under the EXIM agreement.  Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.1 million and foreign exchange contracts for which a 10% reserve of $250,000 is secured by the lines of credit.   The remaining available borrowing capacity under the lines of credit was $4.5 million at September 30, 2001, based on eligible EDS accounts receivable and inventories as of that date.

                The Company previously borrowed against a committed equipment line of credit agreement with a bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At September 30, 2001, the Company had an outstanding $232,000 term loan due June 2003 and a $36,000 term loan due November 2001.  The term loans bear interest at the bank’s prime rate plus 1.5% (6.0% at September 30, 2001).

                The Company believes that existing cash, cash equivalents and short-term investments together with available borrowings under its lines of credit and funds expected to be generated from operations will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

Business Risks

                History of Losses; No Assurance of Continued Profitability.  The Company commenced operations in September 1990, remained in the development stage through 1994 and received its first revenues from product sales in the first nine months of 1995.  The Company experienced net losses for each year from inception through December 31, 1996. The year ended December 31, 1997 was the Company’s first year of profitability.  As of September 30, 2001, the Company had an accumulated deficit of approximately $10.3  million.  Although the Company was profitable on an annual basis for the years 1997, 1998 and 1999, profitability in 1999 was below that of the prior two years and the Company was not profitable in 2000.  The Company has been profitable for the five quarters ended September 30, 2001, but there can be no assurance that the Company will attain annual profitability for 2001 or in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                Impact of September 11, 2001 Terrorist Attacks. The Company believes there may be an increased demand for its products as a result of the September 11, 2001 terrorist attacks, which has heightened the levels of awareness surrounding aviation security around the world.  However, the Company cannot anticipate the extent of the increased demand or the rate at which it will evolve.  The Company may be required to expand its business to respond to an increased demand; however, such expansion could place a significant strain on existing managerial, operational and financial systems and resources.  The future operating results could be significantly affected by the ability of the Company to successfully implement operating, manufacturing and financial procedures and controls, to achieve manufacturing efficiencies as production volumes increase, to improve coordination among different operating functions, and to continue to attract, train and motivate additional qualified personnel in all areas.  To prepare for the expansion and anticipated increased demand, the Company may incur expenses and experience cash flow requirements in advance of possible increases in revenues.   Similarly, in anticipation for the increase in demand, the Company may overestimate the expansion of its business and incur expenses without the related revenues.   These risks described above may have an impact on the Company’s financial condition and operating results in the next twelve months.

                Dependence on Few Customers.  In any given fiscal year, the Company's EDS product and service revenues have principally consisted, and the Company believes will continue to consist, of orders of multiple units from a limited number of customers. While the number of individual customers may vary from period to period, the Company is nevertheless dependent upon these multiple orders for a substantial portion of its revenues. There can be no assurance that the Company will obtain such multiple orders on a consistent basis. In 2001 and 2000, the Company entered into several contracts with customers to purchase CTX Series systems over a period of several years.  These contracts have a minimum and maximum number of units the customer can order, however, there can be no assurance that the customer will order more than the minimum number of units in accordance with the terms in the contract.   The Company's inability to obtain sufficient multiple orders would have a material adverse effect on the Company's business, financial condition or results of operations.

                Sales to FAA. To date, all orders for CTX Series systems from United States customers have been substantially funded by the FAA.  The Company's largest sales contract to date, for 105 CTX Series systems, all of which have been shipped, was with the FAA.  The failure of the FAA to continue such purchases or funding would have a material adverse effect on the Company's business, financial condition or results of operations.

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

                Export Control.  The Company is subject to risks associated with regulations relating to the export of defense articles.  In particular, the Company’s aviation automated explosive detection systems and landmine detection systems are deemed to be regulated defense articles subject to export control by the U.S. Department of State. Exports may be prohibited or limited to a small number of countries, even for purposes of demonstration and further data collection and development.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Impact of Inflation

                The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, the Company enters into forward contracts to mitigate foreign exchange risk.   In the first nine months of 2001, the Company entered into foreign exchange forward contracts with notional values of approximately $5.9 million to hedge against foreign exchange risk for contracts with international customers and, at September 30, 2001, had outstanding contracts with notional values totaling $2.5 million with a fair value of approximately $94,000.   Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis.  The Company has some advance purchase commitments in foreign currencies with a few European suppliers.   The Company currently does not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, the Company will continue to monitor the foreign exchange rates and enter into forward contracts to mitigate foreign exchange risk as appropriate.

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

                During the nine month period ended September 30, 2001, the Company’s derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on international sales contracts.  The change in value of these derivative contracts did not have a material impact on the financial position at September 30, 2001 or results of operations for the quarter then ended, and the Company does not believe that the exposures related to the future changes in the value of these derivative contracts and underlying hedged transactions will have a material impact on the financial position or results of operation of the Company in the future.

                Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, the Company expects they will increase as the Company's installed base increases.

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

Item 2.    Changes in Securities and Use of Proceeds

                On September 26, 2001, the Company issued a warrant to purchase 100,000 shares of its common stock, at a price of  $9.95 per share, to Donald & Co. Securities, Inc. in connection with Donald & Co. providing investment advisory and financing related services to the Company.  The warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, in that the recipient of the warrant was an accredited investor that had the financial sophistication and knowledge required under this exemption.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

                Not applicable.

Item 5.    Other Information

                None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delawarecorporation, and Inovec, Inc., an Oregon Corporation (1)

	2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay TrustCompany, dated February 23, 2000 (1)
	3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3.2	Bylaws of Registrant, as amended. (3)
	4.1	Reference is made to Exhibits 3.1 and 3.2.
	10.44	Amendment to Loan and Security Agreement, dated October 12, 2001, between the Registrant and Silicon Valley Bank.
	10.45	Amendment to Loan and Security Agreement (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank
	10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen.
	10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum.
	10.48	Warrant to Purchase Common Stock of InVision Technologies, Inc., dated September 26, 2001, to Donald & Co. Securities, Inc.

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

(b)	The Registrant filed no Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: November 14, 2001	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2001	/s/ Ross Mulholland
Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)