Form 10-K405
period 2001-12-31
INVISION TECHNOLOGIES INC
filed 2002-03-07
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 COMMON STOCK, $.001 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based on the closing price of $42.75 on March 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $457,763,281. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant's outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

        On March 5, 2002, there were 13,940,043 shares of the Registrant's Common Stock outstanding.

INVISION TECHNOLOGIES, INC.
TABLE OF CONTENTS

		Page
COVER PAGE
TABLE OF CONTENTS
PART I.
Item 1.	Business	3
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	29
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	46
PART III.
Item 10.	Directors and Executive Officers of the Registrant	47
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management	54
Item 13.	Certain Relationships and Related Transactions	55
PART IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56
SIGNATURES		60

PART I.

ITEM 1. BUSINESS

        References to "we", "us" and "our" mean InVision Technologies, Inc., and its wholly-owned subsidiaries, Quantum Magnetics, Inc. and Inovec, Inc.

  Forward Looking Statements

        This Annual Report on Form 10-K of InVision Technologies, Inc. includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors." Actual results may vary materially from these forward-looking statements as a result of these and other risks.

        Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of these words and similar expressions are intended to identify forward-looking statements. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below might not occur.

        We were incorporated in Delaware in 1990. We maintain our principal offices at 7151 Gateway Boulevard, Newark, California 94560, and our telephone number is (510) 739-2400. Our web site is located on the World Wide Web at invision-tech.com. Information contained on our web site does not constitute part of this annual report.

Introduction

        We are the leading provider of Federal Aviation Administration, or FAA,-certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage. From inception through December 31, 2001, we shipped 168 EDS units for installation at U.S. airports, which we believe represents approximately 90% of the total number of FAA-certified EDS products sold for screening checked baggage at U.S. airports. From inception through December 31, 2001, we also shipped 103 EDS units for installation in airports outside of the United States. Our EDS products are based on advanced computed tomography, or CT, which is the only technology for explosives detection that has met the FAA certification standards. We were the first manufacturer, and are currently one of only two manufacturers, whose EDS products have been certified by the FAA for screening checked baggage.

        We also design, develop and manufacture products used for weapons detection and for non-aviation applications, including maximization of timber industry output and landmine detection. Quantum uses quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. Our Wood division consists of Inovec, which manufactures systems using laser-based technologies to increase sawmill yields, and WoodVision, which is developing our CT technology to increase the value of harvested timber.

Industry Overview

        Aviation Security Market.    The commercial aviation industry has suffered several fatal terrorist attacks in recent years. The terrorist attacks on September 11, 2001, which destroyed four jetliners, the World Trade Center, part of the Pentagon, and claimed more than 3,000 civilian lives, were the most recent attacks. These followed numerous terrorist attacks affecting the aviation industry, including the explosion in 1988 of Pan Am Flight 103 over Lockerbie, Scotland, as a result of what is believed to have been plastic explosives contained in a piece of checked baggage. In addition, other plots involving the use of explosives to attack commercial aircraft have been uncovered in recent years.

        The events of September 11, 2001, have led to a sweeping response by the United States government in the past several months including the following actions:

  •
  Congress established the Office of Homeland Security, headed by former Pennsylvania Governor Thomas J. Ridge, and passed a $40 billion supplemental appropriation for fiscal 2002, of which $10.6 billion is intended for homeland security;

  •
  President George W. Bush announced a proposed fiscal 2003 federal budget that includes a request of $38 billion for homeland security;

  •
  President Bush signed into law the Aviation and Transportation Security Act, or Transportation Security Act, which mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002; and

  •
  As part of the Transportation Security Act, a ticket tax of up to $10 per round trip flight per passenger to, in part, pay for security improvements.

        The FAA has estimated that in calendar year 2000, airline passengers checked 900 million to one billion pieces of baggage in the U.S., with significantly less than 10% of this baggage being screened by EDS machines. The task of 100% screening of checked baggage in the United States will require a significant increase in the number of EDS used in U.S. airports. In congressional testimony in January 2002, the Inspector General of the Department of Transportation estimated that meeting the Transportation Security Act's requirements would necessitate the purchase of more than 2,000 new EDS machines at a cost of up to $2.5 billion. In addition, the Transportation Security Act established

Transportation Security Administration which is responsible for security in all modes of transportation, including civil aviation.

        Substantially all purchases of EDS products for U.S. airports are made by the FAA. The FAA's current certification standards, established in 1990, require that EDS products have the ability to automatically screen baggage for explosives with a high rate of detection and with a low rate of false alarms. In 1994, the FAA certified the first EDS machine, our CTX 5000. Since then, the FAA has certified several EDS products, all from our company and one other manufacturer, and all using CT technology as their primary method of detection.

        There has also been an increased focus on aviation security outside the United States. For example, the European Civil Aviation Conference, or ECAC, has mandated the end of 2002 as the deadline for all European airports to be equipped to screen checked baggage.

        To meet the security needs of airports of various sizes and configurations around the world, EDS solutions with a broad range of price, configuration and performance characteristics are needed. As explosives become more advanced and potent, EDS products must possess greater detection capabilities, with an ability to detect an increasing variety and smaller amounts of explosives, with fewer false alarms. In addition, EDS products must maintain acceptable throughput levels, improve operational reliability and offer a user-friendly interface to enable operators to quickly resolve potential threats.

        In addition to the need to screen for explosives in checked baggage, there are additional checkpoints for aviation security, including carry-on baggage, passenger screening and entrypoints for airport personnel. We believe there is an increasing need to screen for explosives and weapons in carry-on baggage and concealed on persons, which is primarily performed by x-ray machines and magnetic portals. Although effective for screening metallic weapons, most current systems are not effective for detecting explosives.

        Non-Aviation Explosives and Weapons Detection.    There have been numerous incidents of violence in recent years within our communities. These incidents have led to an increased desire for security measures that can more effectively protect the public. To meet this need, U.S. government agencies and private firms have been forced to re-evaluate, upgrade and expand their security programs. We believe that the heightened security environment has led to an increasing awareness of the need for advanced explosives and weapons detection capabilities within a wide range of facilities, including courthouses, prisons, government buildings, schools, stadiums, concert arenas and businesses.

InVision Strengths

        Our leading market position, technological capabilities, broad product portfolio and extensive industry experience position us for growth. The following key strengths are critical to our success:

        Leading Market Position.    We have developed a family of FAA-certified EDS products, with 168 EDS units shipped for installation at U.S. airports from inception through December 31, 2001. We believe this represents approximately 90% of the total number of FAA-certified EDS products sold for screening checked baggage at U.S. airports. We also shipped 103 EDS units for installation in airports outside the United States from inception through December 31, 2001.

        Technological Leadership.    We believe that our technology credentials have significantly contributed to our reputation and leading market position. We believe our expertise in engineering and research and development enables us to offer detection systems with more advanced detection capabilities and features than those offered by our competition. We pioneered the combination of x-ray and CT technology with sophisticated image processing software. Our EDS products employ a two-step detection process, utilizing x-ray inspection in the first step to identify potential threats that are more thoroughly analyzed by CT scanning in the second step. This technology reduces the number of detectors needed in the system and, accordingly, increases throughput and reduces manufacturing costs. We believe our systems provide the most accurate explosives detection capabilities and density alert rates available today for bulk military, commercial, powder and sheet explosives.

        Broad Product Portfolio.    We provide a wide variety of explosives and weapons detection products, including EDS for checked and carry-on baggage, and products that screen for concealed weapons. We currently sell three FAA-certified EDS products and have one additional CT-based product under development for screening checked baggage. Our products are designed, through variations in price, size, throughput and end-user installation options, to provide a family of explosives detection systems for the inspection of checked baggage within airports of various sizes and configurations throughout the world. Additionally, we have introduced products based on QR and magnetic sensing technologies, which we believe are particularly well-suited for screening large numbers of people at entrances to both secure facilities and public buildings, including courthouses, prisons, government buildings, schools, stadiums, concert arenas and businesses.

        Extensive Industry Experience.    We introduced the first FAA-certified CT-based explosives detection system, the CTX 5000, in 1994, four years earlier than the only other competitor that has had an EDS product certified by the FAA. Since that time, our sales and marketing team has continued to build our relationships with multiple constituencies that play an active role in the typical selling process, including key government agencies, aviation authorities, airport operators and airlines. Our management team is led by senior executives who possess extensive experience in the aviation security, imaging and electronic equipment industries. Accordingly, we believe that we have a leading position in our industry, strong name recognition and long-standing relationships with our customers and end users. We believe our long-term relationships with key customers are a competitive advantage and that such relationships lead to repeat orders made under multiple year contracts.

        Capacity for Growth.    We believe that our existing manufacturing facilities will enable us to scale to meet increased production volumes in an efficient manner. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We are currently negotiating with contract manufacturers to provide additional capacity to produce up to approximately 100 EDS units per month on commercially reasonable terms by the end of 2002, and we may contract with others in the future to increase production even further. In anticipation of increased demand for our EDS products, during the fourth quarter of 2001, we conducted discussions with current and potential suppliers of components to assess their ability to meet potential increased demand scenarios. We believe that current or potential second-source suppliers will be able to support increased orders for components.

InVision Strategy

        We intend to enhance our leadership position and broaden our portfolio of products and services, as well as further diversify our revenue base, through internal growth and strategic acquisitions. We also intend to leverage our technology platform and core research and development competency in related fields with similar screening and detection requirements. The following elements define our growth strategy:

        Capitalize on Increased Worldwide Demand for EDS Products.    The Transportation Security Act, which mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002, has lead to significantly increased order volume for our EDS products. In February 2002, the Transportation Security Administration ordered 100 of our EDS units, consisting of CTX 2500 and CTX 5500 DS models. At the same time, the Transportation Security Administration placed an order with us to acquire parts sufficient to build an additional 300 EDS units, also consisting of CTX 2500 and CTX 5500 DS models. By leveraging our proven track record and strong relationships with the aviation community, we expect to gain a significant share of additional orders placed.

        We believe non-U.S. airports also represent a significant market for our EDS products as the international community has increased its focus on aviation security. Of the approximately 1,400 commercial airports worldwide, more than 850 are located in countries other than the United States. Although FAA certification is not required for EDS products to be used outside of the United States, we believe it is the most stringent commercially-available worldwide standard. We believe that our CT-based technology has a good reputation internationally for high detection rates and reliability. Our EDS products are used in a number of international airports including Ben-Gurion in Israel, Heathrow Airport in the United Kingdom and Athens International Airport in Greece. We intend to continue to service the heightened security concerns of governments worldwide.

        Increase Aftermarket Revenues.    Our installed base of EDS products presents additional revenue opportunities for our aftermarket services and system upgrades. Several aftermarket opportunities offer sustained revenue streams, such as service contracts, provision of spare parts and field support. Historically, owners of approximately 82% of our EDS products in service enter annual service contracts following their first year of operation. We intend to offer both software and hardware upgrades to our installed base of EDS products that will improve performance characteristics, including heightened detection performance and reduced false alarm rates.

        Create New Market Opportunities by Leveraging Existing Technologies.    We plan to use our technology to develop new detection products for deployment at aviation security checkpoints other than checked baggage. For example, we intend to extend our leadership in screening checked baggage to screening carry-on baggage. In addition, we believe our technology can be utilized for non-aviation applications. For example, we intend to apply our detection capabilities to screen for explosives, weapons and drugs at borders, secure or public facilities and for non-aviation modes of transportation including shipping, railroads and trucking.

        Pursue Strategic Acquisitions.    We intend to complement our internal growth through acquisitions of businesses with product and service offerings that add to our existing product offerings, or that provide access to new markets, additional distribution channels or new capabilities. In aviation security, we believe that opportunities exist to expand our offerings through acquisitions of specific product lines. We also evaluate acquisition opportunities that would broaden our product line to address the wider aviation security needs of our customers and end users, such as carry-on baggage, passenger screening and personnel monitoring and control.

        Manage Growth Through Outsourcing.    We intend to further supplement our internal production capacity through the use of contract manufacturers. We are currently negotiating with contract manufacturers to provide additional capacity to produce up to approximately 100 EDS units per month by the end of 2002, and we may contract with others in the future to increase production even further. Through these outsourcing relationships, we intend to extend our manufacturing capacity with minimal increases to fixed costs, and to leverage best practices for the manufacturing of our products.

Products and Technologies

  Explosives and Weapons Detection Products

        We provide explosives and weapons detection products for use at key security checkpoints within airports, including checked baggage, carry-on baggage and passenger screening. The following table summarizes our aviation security products, as well as their applications and key features:

Products	Status	Applications	Key Features
CTX 9000 DSi	In use; FAA certified in 1999	Explosives detection for checked baggage	• Utilizes CT technology • Designed for integration into baggage handling systems • FAA certified at 542 bags per hour

CTX 5500 DS	In use; FAA certified in 1998	Explosives detection for checked baggage	• Utilizes CT technology • Can be configured as integrated or stand-alone system • FAA certified at 362 bags per hour

CTX 2500	In use; FAA certified in 1999	Explosives detection for checked and carry-on baggage	• Utilizes CT technology • Designed for small airports and low traffic areas • Designed for stand-alone lobby installation • FAA certified at 128 bags per hour

ARGUS (CTX)	In development; FAA certification expected in 2002	Explosives detection for checked and carry-on baggage	• Utilizes CT technology • Designed for small airports and low traffic areas • Designed for stand-alone lobby installation • Compact, portable, low cost

QScan QR 160	In test markets	Explosives detection for carry-on baggage and mail packages	• Utilizes QR technology • Compact, lightweight design

QScan QR 500	In test markets	Explosives detection for checked baggage and mail bags	• Utilizes QR technology • Can be configured as integrated or stand-alone system

i-Portal 100	In test markets	Weapons detection for personnel screening	• Utilizes magnetic sensing technology • Creates image database of scanned personnel

QR Wand	In development	Weapons and explosives detection for personnel screening	• Utilizes QR technology • Non-intrusive detection

        Products Based on CT Technology.    We began developing our CT-based EDS technology in 1990, pioneering our proprietary combination of x-ray and CT technology with sophisticated image processing software in a two-step process for the detection of explosives. CT technology uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly known as "slices," of the density distribution of the object in cross-section. CT technology compares parameters derived from the analysis of the density images to a database of explosives' density characteristics. CT is the only technology to base its detection on the density of the object examined. We believe that our EDS products produce higher resolution images than our competitors' products by displaying more pixels and providing more useful views of suspicious objects. Our CT-based technology reduces the number of detectors needed in the system and accordingly reduces manufacturing costs for a specified throughput and image quality.

        Our FAA-certified EDS products, or CTX Series, consist of the CTX 9000 DSi, CTX 5500 DS and CTX 2500. Our CTX Series is designed to provide a family of checked baggage explosives detection systems for airports of various sizes and design. For example, we offer variations in throughput speeds, belt width and aperture size, installation and integration options and price through the different products in the family. We believe that all of our CTX products feature, in comparison to our competition, an ability to detect the greatest variety and smallest amount of explosives, a lower false alarm rate, and greater operational reliability. Due to the life protecting nature of EDS products, we believe that customers favor our CTX products because of their high level of performance and reputation for meeting stringent threat detection standards. The following provides a more detailed description of our CTX Series:

  •
  The CTX 9000 DSi model, certified in 1999, is designed to have significantly higher throughput and to be more easily integrated into airports' baggage handling systems than other CT-based explosives detection systems. The CTX 9000 system incorporates software that facilitates integration into airports' baggage handling systems. It also has a larger belt size than competing CT-based products that matches the width of conveyor belts in airport baggage handling systems, and a compact active curtain that allows the system to provide proper x-ray shielding during high throughput operation. The system has an FAA-certified throughput of 542 bags per hour.

  •
  The CTX 5500 DS model was certified in 1998 as an upgraded version of our first EDS product, the CTX 5000 model, which was certified in 1994. The CTX 5500 system can be integrated into baggage handling systems and used as a stand-alone machine. The system has an FAA-certified throughput of 362 bags per hour.

  •
  The CTX 2500 model, also certified in 1999, is a less expensive EDS operating at slower throughputs with a smaller footprint than other CT-based explosives detection systems. The CTX 2500 system is designed for use in small airports and low-traffic stations within larger airports. The system has an FAA-certified throughput of 128 bags per hour.

        In May 2000, we were selected as one of three participants in an FAA-funded research program known as ARGUS. The FAA asked participants to develop a smaller EDS, which would be less expensive than existing products, and which could be used to scan carry-on baggage in addition to scanning checked baggage for low throughput applications in small airports. We are nearing completion of this program and we expect to receive FAA certification in 2002 with shipments beginning in 2003.

        We continue to incorporate improvements into our CTX product line based upon customer requirements, operational airport experience, a need for more advanced detection capabilities and a number of FAA re-certifications of various models. For example, in December 2001, we introduced High Detection Enhancement, or HDE, a software upgrade which improves detection sensitivity in our CTX 5500 DS to 25% beyond the current FAA standard for detection. We are developing HDE as an upgrade option for the other systems in our CTX Series.

        Products Based on QR Technology.    We offer entry point screening systems based on QR technology, developed by Quantum. QR detection is based on molecular structure, while CT detection is based on density. This technology has a high detection rate for specific explosives combined with a low false alarm rate. In particular, QR technology has significant detection capabilities to identify components typically found in the most difficult types of explosives to detect.

        QR technology is a form of magnetic resonance, similar to medical magnetic resonance imaging, or MRI. The QR detector sends out specially tuned low frequency radio waves into the material. The nuclei in the material align and then as they relax to their previous state, they emit a unique radio wave response, which is analyzed and compared to a database of known threats.

        Our QR systems can be used alone or to complement existing x-ray screening systems. The current systems available for sale include:

  •
  QScan QR 160 system to screen mail, parcels and personal items at secure facilities and carry-on baggage at airports.

  •
  QScan QR 500 system to screen large items such as mail bags at secure facilities and checked baggage at airports.

        In addition to our QScan products, Quantum has developed a prototype explosives detection handheld wand based on QR, which can be utilized to detect explosives carried by or concealed on people, including those that may be hidden in shoes. We are currently developing a commercial handheld wand.

        Products Based on Passive Magnetic Technology.    Our passive magnetic technology combines high weapons detection probability with a low rate of false alarms. It is capable of real time detection and tracking of concealed weapons. Unlike conventional weapons detection systems that use active magnetic technology, our passive magnetic technology can measure variations in a magnetic field without emitting additional radiation. We developed the technology with the support of the National Institute of Justice. The market for weapons detection systems includes law enforcement and facilities security, including airports, schools, courthouses, prisons, government buildings, banks and corporate headquarters. In 1998, four prototypes of our concealed weapons detection portals were installed and are currently operating at a courthouse in Bannock County, Idaho. In 2001, Quantum sold the first portal systems, now called the i-Portal 100, to the FAA and to Milestone Technologies.

  Landmine Detection Technology

        With funding from the Defense Advanced Research Projects Agency, we developed QR-based landmine detection technology, including a vehicle-mounted prototype and a cart-based prototype with a tethered, handheld probe. The probe emits radio frequency magnetic field pulses at the characteristic QR frequency of the explosive. These pulses stimulate coherent signals from the mine that are picked up by a tuned antenna, amplified in a sensitive receiver, and analyzed digitally.

        Most current landmines possess low metal content, forcing current metal detection devices to be very sensitive to metal, which creates high false alarm rates and slow clearing times. QR technology does not detect explosives based on metal content and therefore exhibits much lower false alarm rates and faster clearing times than metal detectors. In 1999 the prototype successfully demonstrated 100% detection of antipersonnel and antitank landmines during extensive field trials at the Army Combat Engineering School test facility at Fort Leonard Wood, Missouri. This was the first time that plastic, low metal content, TNT landmines had been detected with this level of performance by any system in actual field conditions. We believe the current QR prototype system is able to detect the vast majority of all landmines deployed throughout the world. We believe QR can operate in almost all soil conditions including saturated soils, as well as through fresh water.

  Wood Products

        WoodVision.    We are developing and conducting field trials on a log scanning system based on CT technology to optimize the value of harvested timber. Using a CT-based system to locate hidden defects and undesirable wood properties, such as twist, we can identify high quality logs for sale. We believe sawmills can gain a significant competitive advantage by using a CT-based system to locate hidden defects, such as knots and cracks, and accordingly adjust the cutting pattern to increase the quality and quantity of the sawn wood. Where suitable, the log scanner will share components with our EDS products.

        Inovec.    Our current Inovec products include the StereoScan 3-D log scanner optimizer, the YieldMaster headrig carriage optimizer, the LogMaster small log optimizer, the TrimMaster trimmer optimizer, the CantMaster cant optimizer and the WaneMaster edger optimizer. These systems use laser scanners to measure the dimensions of logs or sawn wood before further sawing. Using proprietary optimizing algorithms, the systems develop cutting solutions to maximize the volume of usable wood, and then control the relative positions of the saw and the wood.

Industry Segments

        We report our financial information in three segments, based on financial information regularly reviewed by our management in deciding how to allocate resources and assess performance. Financial information for each segment, including revenue, profits and total assets, is reported in Note 11 of the Consolidated Financial Statements in Part IV of this Report.

        EDS.    The "EDS" segment develops, manufactures, markets and supports explosives detection systems for civil aviation security based on advanced CT technology. Our products were the first automated explosives detection system to be certified by the FAA. From inception through December 31, 2001 we have shipped 271 systems to the FAA, to foreign aviation security agencies and to domestic and foreign airports and airlines. Our EDS product sales accounted for 49.1% of our total revenues in 2001, 58.8% of our total revenues in 2000 and 73.6% of our total revenues in 1999, and our EDS service revenues accounted for 12.9% of our total revenues in 2001, 10.5% of our total revenues in 2000 and 7.8% of our total revenues in 1999.

        Quantum.    The "Quantum" segment develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum's products are based on passive magnetic sensing technology and QR technology, a form of magnetic resonance. Quantum receives grants from a variety of U.S. government agencies for research and development of military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection. Our Quantum government contract revenues accounted for 22.3% of our total revenues in 2001, 13.4% of our total revenues in 2000 and 18.3% of our total revenues in 1999.

        Wood.    The "Wood" segment, including our wholly-owned subsidiary, Inovec, develops, manufactures, markets and supports technologies for scanning, optimization and control systems for the forest products industry. Our Wood product sales accounted for 13.1% of our total revenues in 2001 and 15.0% of our total revenues 2000, and our Wood service revenues accounted for 2.1% of our total revenues in 2001 and 1.9% of our total revenues in 2000.

Customers

        EDS.    From inception through December 31, 2001, we shipped 271 EDS units for installation. Of these EDS units, 168 were shipped to the FAA and U.S. airlines for installation at commercial U.S. airports. For security reasons, the FAA will not divulge the deployment schedule or locations of these systems. To date, all orders from United States customers have been funded by the FAA. We had EDS sales to the FAA of $20.0 million for the year ended December 31, 2001, $30.8 million in fiscal 2000, and $37.1 million in fiscal 1999.

        In February 2002, the Transportation Security Administration ordered an additional 100 EDS units from us, consisting of CTX 2500 and CTX 5500 DS models. At the same time, the Transportation Security Administration placed an order with us to acquire parts sufficient to build an additional 300 EDS units, also consisting of CTX 2500 and CTX 5500 DS models. The order for equipment and parts totaled approximately $169.8 million. This order calls for delivery of the 100 EDS units by the end of the second quarter of 2002. In connection with this order, the Transportation Security Administration has informed us that if it places an order for the additional 300 EDS units, it will require that we grant the Transportation Security Administration a royalty-bearing license to enable other manufacturers to build EDS products for the Transportation Security Administration based on our technology. We believe that as additional funding becomes available, the Transportation Security Administration will place orders for 300 EDS units utilizing the parts that are now being ordered. We continue to remain in active discussions with the Transportation Security Administration regarding the U.S. government's needs for additional systems. Additional orders for CTX equipment, including systems built from the parts ordered, will be dependent on various factors, including future U.S. government funding appropriations.

        We have shipped 103 CTX Series units for installation at major international airports in Belgium, Chile, China, France, Greece, Israel, Italy, Malaysia, the Netherlands, the Philippines, South Africa, South Korea, Spain, Switzerland and the United Kingdom. Total revenues by geographic location are described in Note 11 to our consolidated financial statements located in this prospectus. Substantially all of our long-lived assets are located in the United States.

        Quantum.    The U.S. government is Quantum's primary customer for Quantum's contract research and development business. In 2001, Quantum shipped its first portal systems, now called the i-Portal 100, to the FAA and to Milestone Technologies. We license the Secure-Scan software, an integral component of the i-Portal system, from Milestone Technologies. Sales outside the aviation and transportation market are made to Milestone Technologies, which then sells the products to end-users. We are currently testing our i-Portal and QScan products with customers. Accordingly, we have had no significant sales for these products.

        Wood.    Over 600 of Inovec's laser scanners have been installed in over 300 sawmills worldwide as of December 31, 2001. We are developing and conducting field trials on WoodVision's CT-based log scanning system, and accordingly we have no sales for WoodVision products.

Sales and Marketing

        EDS.    We market our EDS products both directly through internal sales personnel and indirectly through authorized agents, distributors and EDS systems integrators. As of December 31, 2001, we employed a total of 15 people, including two contractors, in sales and marketing. For EDS sales through our authorized representatives and distributors, we are generally directly involved in developing proposal documents and negotiating contract terms.

        The selling process often involves a team comprised of individuals from sales and marketing, engineering, customer service and support, and senior management. The team frequently engages in a multi-level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and conveyor integrators, and individual airlines. We provide our sales representatives with training, promotional literature, a multi-media presentation, videos and competitive analysis. The sales process includes assisting customers to design baggage handling system configurations, including the use of computer modeling, educating customers on the system and technology, and supporting the implementation and integration process.

        The combination of the high average selling prices, the time needed for various agencies to secure funding for systems, and the negotiation and execution of actual contracts historically has led to a typical sales cycle lasting from six to twelve months, or more, after initial contact with a customer. For repeat orders from existing customers, we can sometimes expedite the sales cycle by utilizing existing contracts and contract extensions and thereby avoid lengthy procurement processes. We believe that heightened concern over aviation security will shorten this sales cycle.

        We believe that customer service and support are critical to our success and we have committed significant resources to these functions. We provide a high level of customer support to assist in site planning through our field service organization, which provides installation and integration of our products into facilities in addition to field service for maintaining the reliability of our products once installed. We believe that this provides us with a significant advantage over our competitors. Our service organization includes customer service engineers, product application specialists and technical support engineers. As of December 31, 2001, we had 72 employees and 4 consultants employed in customer service and support roles.

        We generally provide a one year parts and service warranty with the sale of each of our CTX systems. We offer fee-based service contracts to our customers to provide system maintenance, ongoing technical support, documentation, training and, where no new hardware is required, periodic software releases. We believe our recurring revenues from service contracts will increase as our installed base increases. Historically, owners of approximately 82% of our CTX machines in service have entered into annual service contracts following their first year of operation. The annual maintenance fee per unit under these contracts is typically equivalent to approximately 6% of the unit's selling price.

        We believe that operator qualification and training in the utilization of the CTX system is important to the detection of explosives. We provide operator training and testing as a critical component of each sale and installation. We license our training materials to FAA-approved customers for a nominal fee. We also offer a standalone training console that simulates a CTX system for sale to our customers to train operators to use a CTX system without disrupting the operation of a deployed CTX system.

        Quantum.    We anticipate that when Quantum's products are ready for commercial distribution, we will engage our sales force currently selling our EDS products to sell the Quantum products as well. Currently, Quantum markets the QScan products through a marketing manager and a direct sales person, working with research and development employees to prepare and present proposals. Quantum sells the i-Portal 100 to customers within the transportation and aviation security markets, including the FAA, and to Milestone Technologies. We license the Secure-Scan software, an integral component of the i-Portal system, from Milestone Technologies. Sales other than to the FAA or other customers in the transportation and aviation security market are made to Milestone Technologies, which then sells the products to end-users.

        Wood.    Inovec markets its wood products using laser technology both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 2001, Inovec employed a total of six employees in sales and marketing. For sales through its authorized representatives and distributors, Inovec generally is directly involved in developing proposal documents and negotiating contract terms. We currently have no sales force for our WoodVision products.

Research and Development

        We continue to make substantial investments to enhance the performance, functionality and reliability of our products. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of December 31, 2001 we had 147 full-time employees engaged in research and development and product development activities. We are also using the services of nine specialized contract employees and consultants in this area. For the year ended December 31, 2001, we spent $13.7 million on total research and development activities, of which $5.7 million was funded by the FAA and other agencies under development contracts and grants. For the year ended December 31, 2000, we spent $11.9 million on total research and development activities, of which $872,000 was funded by the FAA and other agencies under development contracts and grants. As of December 31, 2001, we had in backlog grants of $880,000 for EDS research and development. For the year ended December 31, 1999, we spent $11.2 million on total research and development activities, of which $686,000 was funded by the FAA and other agencies under development contracts and grants.

Competition

        As a result of the terrorist attacks on September 11, 2001, we believe that the market for explosives detection systems will become increasingly competitive. We expect competition to increase as other companies introduce additional and more competitive products. Several advanced explosives detection technologies have been developed to attempt to address the need for effective explosives detection for checked baggage, including CT technology and other technologies described below:

  •
  Dual energy x-ray systems measure the x-ray absorption properties of a bag's contents at two different x-ray energies using one or two views to determine if any of the contents have the physical characteristics of explosive materials.

  •
  Multi-view x-ray, which is like dual energy x-ray, except that it uses three views in an effort to approximate cross-sectional data. This method gathers more two-dimensional data than conventional single- or double-view dual energy x-ray systems.

  •
  X-ray diffraction systems use a single energy source to take hundreds of measurements of the angular scatter patterns of a bag's contents to determine if any of the contents have the chemical characteristics of explosive materials.

        Only explosives detection systems based on CT technology have been certified by the FAA. The FAA has sponsored the ARGUS program for the development and certification of a smaller EDS to scan checked baggage and carry-on baggage. We, PerkinElmer, Inc. and L-3 Communications Holdings, Inc. are participating in the program. Competitors have attempted to obtain FAA certification of systems based on non-CT technology in the past without success. To meet the increased demand for EDS products, the FAA may change its certification standards and certify non-CT-based technology or other CT-based products.

        We believe that the primary competitive factor, especially in the United States, is obtaining FAA certification. Additional factors are price, throughput rates, ease of integration into baggage handling systems and the size of baggage that can be screened. We believe that we compare favorably with both our CT-based and non-CT-based competitors on these factors. Our primary competitors in EDS are:

  •
  CT-Based Competition. Our only competitor that has developed a CT-based EDS is L-3 Communications Holdings, Inc. which has obtained FAA certification of two of its products.

  •
  Dual Energy X-Ray and Multi-View Competition. Competitors such as PerkinElmer, Inc., which is currently in the process of selling its Detection Systems Group to L-3 Communications

    Holdings, Inc., and Heimann Systems GmbH, offer non-certified explosives detection systems using dual energy x-ray technology.

  •
  X-ray Diffraction Competition. YXLON International X-Ray GmbH is developing a stand-alone x-ray diffraction unit, and Heimann Systems GmbH offers an x-ray diffraction system that can be used in combination with one of its dual-energy x-ray units.

        The primary competition for our QR technology products in the area of checked and carry-on baggage currently includes the large installed base of conventional x-ray scanners and trace detection systems for commercial aviation. In addition, other companies are developing QR technology in these markets, including Thorlock. We believe that government requirements to screen carry-on baggage for explosives is needed to increase demand for our QR technology products. If demand increases, we believe that the competitive factors in these markets will be government certification, if any, performance, price and ease of use.

        Our i-Portal product, which is based on passive magnetic technology, competes with products that use active magnetic technology. Products based on active magnetic technology are the current standard for weapons detection. We believe the primary competitive factors in this area are price, performance and ease of use. We believe we compare favorably with the manufacturers of active magnetic technology products on performance and ease of use, but our i-Portal product is generally more expensive.

        Inovec competes with a number of manufacturers of laser-based scanning systems. We believe that the competitive factors in this market include ease of integration with existing sawmill equipment, reliability, service and adaptation for particular sawmill needs. We believe that we compare favorably with our competitors on these factors.

Manufacturing

        Our manufacturing operations consist primarily of materials management, assembly, test and quality control of complete systems, and final system testing. Using our designs and specifications, subcontractors assemble some mechanical and electrical sub-components. We perform all final assembly and test of products prior to shipment. Because quality and reliability over the life of our products are vital to customer satisfaction and repeat purchases, we believe our quality assurance program is a key component of our business strategy.

        We believe that our existing manufacturing facilities will enable us to scale to meet increased production volumes in an efficient manner. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We are negotiating with contract manufacturers to outsource additional production. We believe that these contract manufacturers will provide the capability to produce approximately 100 additional EDS units per month by the end of 2002.

Suppliers

        EDS.    We outsource certain manufacturing processes, including mechanical sub-assemblies, sheet metal fabrication, cables and assembled printed circuit boards. We generally purchase major contracted assemblies from single source suppliers. We review our single source procurements on a case by case basis, where feasible, and have qualified second sources for certain contracted assemblies. Although to date we have not experienced any significant delays in obtaining any of our single source assemblies, we cannot assure you that we will not face shortages of one or more of these systems in the future. In anticipation of increased demand for our CTX Series products, during the fourth quarter of 2001 we conducted discussions with current and potential suppliers of components to assess their ability to meet potential increased demand scenarios. We believe that current or potential second-source suppliers will be able to support increased orders for components. However, delays may arise in acquiring critical components, leading to delays in production and delivery of CTX systems.

        Quantum.    Quantum obtains components for its QScan and landmine detection products from companies that specialize in small production requirements. For the i-Portal product, Quantum is in the process of establishing relationships with component suppliers that can supply parts on a commercial scale.

        Wood.    Inovec has a long-established supply chain for its products using laser technology, with multiple sources for some components.

Intellectual Property and Proprietary Rights

        We seek to protect our intellectual property through various methods such as patents and patent applications, trademarks, copyrights, non-disclosure agreements and trade secrets. We cannot assure you that the steps taken by us to protect our proprietary technology will be adequate or that our competitors will not be able to develop similar, functionally equivalent or superior technology.

        EDS.    We have relied primarily on software copyrights and trade secrets for the protection of our EDS technology. We have two United States patents for automatic concealed object detection systems using a pre-scan stage as used in the CTX Series. These patents expire in 2010 and 2011. The patents have not prevented competition from CT-based products which do not use a pre-scan stage. The time period for filing foreign counterparts of our two U.S. EDS patents has expired, and we did not seek or obtain patent protection. The absence of foreign counterparts to our patents could adversely affect our ability to prevent a competitor from using technology similar to technology used in our CTX Series. We have filed an application in the United States and Europe for a patent covering a number of features contained in our CTX 9000 model.

        In connection with our formation, in 1990, we entered in to a licensing agreement with Imatron, Inc. under the agreement, as amended and currently in effect, we have an exclusive, worldwide, and fully-paid license to use Imatron's CT technology in products for the scanning of mail, freight, parcels, baggage and wood, and in compact medical scanners for military field applications. In exchange, we granted to Imatron under this agreement an exclusive, worldwide and fully-paid license to use, in products for the medical industry, any CT scanning technology that we develop during the term of the agreement. The license agreement expires in 2009. We believe that by the time the license expires in 2009, we will not be using any of the original Imatron technology in our products.

        Quantum.    In the United States, we rely on licenses, patents, copyrights and trade secrets held by us for the protection of the proprietary elements of our Quantum products. We also rely on our ability to obtain research and development contracts in the areas of electromagnetic sensing and detection.

        We have a co-exclusive license to technology covered by three QR patents from the Naval Research Laboratory to commercialize the QR technology, including landmine detection. The license becomes non-exclusive in 2005 and expires in 2010 and 2011. We have also been granted a non-exclusive license by International Business Machines Corporation for patented and non-patented proprietary software and know-how related to electromagnetic sensing and detection. The license expires in 2009. We license Secure-Scan software, an integral component of our i-Portal system, from Milestone Technologies.

        Wood.    We have a patent application pending covering a number of new features related to the design and use of our CT-based log scanner. We have a patent, issued in the United States and Canada, for technology used in Inovec log cutting optimization systems.

        Government Rights to use our Technology.    In accordance with the terms of our development contracts with the FAA, the U.S. government has rights to use of our proprietary technology developed after the award of the contracts and funded by the contracts. The U.S. government may use these rights to produce or have produced competing products for it using such technology.

        In addition, the Transportation Security Administration has informed us that if it places an order for an additional 300 EDS units, it will require that we grant the Transportation Security Administration a royalty-bearing license to enable other manufacturers to build EDS products based on our technology for the Transportation Security Administration.

Backlog

        We measure our backlog of product revenues as orders for systems and upgrades for which contracts or purchase orders have been signed, but which have not yet been shipped. We measure our backlog of service revenues as orders for maintenance related to product support for which contracts have been signed, but maintenance service has not yet been performed. We typically ship our products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to us or our readiness to accept delivery for reasons of site preparation or otherwise. In some instances, shipments may be made more quickly depending on our ability to build machines to order and our customers' demand for immediate delivery.

        As of December 31, 2001, our EDS product and service revenue backlog was approximately $56.0 million, compared to $8.1 million as of December 31, 2000. Subsequent to December 31, 2001, we received orders from the FAA and international customers for multiple CTX systems, accessories and services totaling approximately $27.6 million. Additionally, we received an order from the Transportation Security Administration for 100 EDS units and parts sufficient to build an additional 300 EDS units. This order for equipment and parts totaled approximately $169.8 million. As of December 31, 2001, our Inovec product and service revenues backlog was approximately $1.2 million. We had no WoodVision backlog as of December 31, 2001 and December 31, 2000.

        We measure our backlog of Quantum government contracts as awards from government agencies which have been funded, but for which services have not yet been performed. As of December 31, 2001, our Quantum government contracts backlog was approximately $12.9 million, compared to approximately $23.6 million as of December 31, 2000.

        Any failure by us to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, we cannot assure you that our backlog will eventually result in revenues. For these reasons, we believe that backlog cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

        As of December 31, 2001, we directly employed 384 people, of whom 147 were primarily engaged in research and development activities, 21 in marketing and sales, 81 in customer support and field service, 71 in manufacturing, 11 in quality assurance and 53 in administration and finance. In addition, we utilized the services of 28 full-time consultants and temporary employees. The number of our manufacturing personnel was significantly expanded during the fourth quarter of 2001, in anticipation of increased demand for our CTX products. We believe that our relationship with our employees is good.

RISK FACTORS

        Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

Risks Related To Our Business

Our operating results are difficult to predict and may vary from investor expectations, which could cause our stock price to drop.

        Our past operating results have been, and we expect our future operating results to be, subject to fluctuations resulting from a number of factors. We reported net income from 1997 through 1999, we reported a net loss for 2000 and we reported net income for the year ended December 31, 2001. The factors that may cause our results to fluctuate include:

  •
  the timing and size of orders from our major customers, including most prominently, the FAA and other government agencies;

  •
  public awareness of aviation security and legislative actions leading to fluctuations in demand for aviation security products and services;

  •
  delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

  •
  our ability to expand manufacturing capacity sufficiently to meet any increased demand for our products;

  •
  the availability and cost of key components;

  •
  the acceptance and timing of software and hardware enhancements to our existing products;

  •
  the introduction and acceptance of new products offered by us or our competitors;

  •
  changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures; and

  •
  our sales mix to domestic and international customers.

        A significant portion of our quarterly and annual operating expenses are, and will continue to be, relatively fixed in nature. This means that revenue fluctuations will cause our quarterly and annual operating results to vary substantially. We also may choose to increase spending to pursue new market opportunities, which may negatively affect our financial results. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, our operating results have from time to time in the past been, and may again in the future be, below the expectations of public market analysts and investors. Failure to meet market expectations has in the past resulted, and may again in the future result, in a decline in the trading price of our common stock.

We may not have enough capacity to manufacture a sufficient number of units of our EDS products to meet increased demand, resulting in lost revenue opportunities.

        If we cannot increase production rapidly enough, we may fail to meet the demand for our products, which could result in lost revenue opportunities and market share. During the fourth quarter of 2001, we manufactured a total of 19 EDS units. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We also intend to contract with outside manufacturers to produce approximately 100 additional EDS units per month by the end of 2002. The increase in demand is placing significant demands on our management, working capital and financial and management control systems. For example, to increase production capacity, we are hiring and training a significant number of new employees, ordering key components which have long lead times and training and monitoring our outside contract manufacturers. Even with our anticipated increased capacity, our total production capacity may not be sufficient to meet the significant increase in demand. If the U.S. government is not satisfied that we have sufficient manufacturing capacity to produce significant numbers of our EDS products or, if we fail to deliver EDS products on a timely basis, we may not receive further orders from the U.S. government that we otherwise would have received.

        For example, in February 2002, the Transportation Security Administration ordered 100 of our EDS units to be delivered by the end of the second quarter of 2002. If we do not meet the deadline for delivery of these EDS units, the Transportation Security Administration may not place additional orders with us.

        Rapid increases in production levels could also result in higher costs for components and other increased manufacturing expenses. These higher costs could reduce our profitability. Furthermore, if production is increased inefficiently, manufacturing yields could decline, which may also lower our profitability.

We depend upon a limited number of suppliers for components of our EDS products, and if we are unable to obtain parts from these suppliers on a timely basis, then we may not be able to deliver our EDS products as required.

        Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with these suppliers. Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or subassemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause potential customers to seek other suppliers of EDS products. In view of the high cost of many of these components, we do not maintain excess supplies. Our demands for large volumes of these key components may strain the abilities of our suppliers to provide these key components on a timely or expedited basis. If our suppliers experience financial, operational, production or quality assurance difficulties, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

Future sales for our EDS products will depend on the ability of airports to integrate our EDS units into their baggage handling system, which they may not be able to do.

        Future sales will depend, in part, on the ability of airports to easily install our EDS products into airport lobbies or integrate them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. If airports cannot easily install our EDS products in airport lobbies or integrate them into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed.

If our EDS products fail to detect explosives, we could be exposed to product liability and related claims, and we may not have adequate insurance coverage.

        Our business exposes us to potential product liability risks, which are inherent in the manufacturing and sale of EDS products. Our machines are not designed to detect, and FAA certification does not require 100% detection of, any and all explosives contained in scanned baggage.

For this reason, or if our products malfunction, it is possible that explosive material could pass undetected through our products, which would lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer's operators, the training of the operators, and the maintenance of the products by the customers.

        If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability and war and terrorism insurance in the amount of $150 million. However, since September 11, 2001, insurance rates have increased dramatically, and we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

        In addition, the failure of any EDS product to detect explosives, even if due to operator error and not to the mechanical failure of an EDS product, could result in public and customer perception that our products do not work effectively, which could have a material adverse effect on sales and may cause customers to cancel orders already placed, either of which would harm our business.

We are substantially dependent on orders from the U.S. government, and if the U.S. government fails to continue purchasing our products, our business will be harmed.

        Through December 31, 2001, substantially all of our orders from United States customers have been funded by the FAA, which allocates our products to airports in the United States. EDS sales to the FAA accounted for 26.9% of our revenues in the year ended December 31, 2001 and 38.9% of our revenues in the year ended December 31, 2000. The Transportation Security Administration has recently placed an order with us for an additional 100 EDS units to be delivered by the end of the second quarter of 2002, and has placed an order to acquire parts sufficient to build an additional 300 EDS units. The failure of the U.S. government to continue to purchase our EDS products would harm our business.

        As a result of the Transportation Security Act, the Transportation Security Administration may replace the FAA as the primary purchasing agent for the U.S. government for our EDS products. We have developed relationships with current FAA personnel over the years regarding the purchase of our products. These FAA personnel may not transfer to the Transportation Security Administration and new individuals may assume authority for purchasing aviation security products at this new agency. Accordingly, our ability to receive future orders from the U.S. government may depend, in part, on our ability to establish new relationships within the Transportation Security Administration.

If the U.S. government purchases non-FAA certified equipment, or if the U.S. government lowers certification standards, to meet the mandate of 100% EDS screening of checked baggage by the end of 2002, we will encounter much stronger competition and lose market share.

        The Transportation Security Act mandates that by the end of 2002, 100% of checked baggage must undergo EDS screening. If the Transportation Security Administration perceives that the manufacturers of FAA-certified EDS products will be unable to produce enough FAA-certified EDS products to meet that deadline, the Transportation Security Administration may decide to purchase non-FAA certified EDS products. In addition, political pressure to meet the deadline may cause the FAA to lower its requirements for certification, which would enable technologies and products that do not meet current FAA-certification standards to become certified. If either of these events were to occur, it would cause us to have to compete against suppliers of these lesser products, which are cheaper than our EDS products, and could decrease our average selling prices, decrease our market share and cause us to sell fewer of our EDS products than we otherwise would to meet the demand created by the Transportation Security Act.

If we grant a license to the U.S. government to allow other manufacturers to build our EDS products, then the U.S. government may purchase EDS products from these manufacturers, we may sell fewer EDS products than we have capacity to sell and our business may be seriously harmed.

        In February 2002, the Transportation Security Administration placed an order with us for 100 EDS units. At the same time, the Transportation Security Administration placed an order with us to acquire parts sufficient to build an additional 300 EDS units. In connection with this order, the Transportation Security Administration has informed us that if it places an order for the additional 300 EDS units, it will require that we grant the Transportation Security Administration a royalty-bearing license to enable other manufacturers to build EDS products based on our technology for the Transportation Security Administration. If we grant the license to the Transportation Security Administration, the Transportation Security Administration may purchase EDS products from other manufacturers rather than us, even if we have the manufacturing capacity to build those EDS products. If this happens, the royalty we receive under the license may not fully compensate us for the lost business opportunity.

        Further, since licensed manufacturers will be building substantially the same products as us, if we fail to timely deliver EDS products which the Transportation Security Administration has ordered from us, the Transportation Security Administration may not give us the opportunity to cure the failure to deliver, and it may transfer the order from us to a licensed manufacturer.

A substantial number of sales of our EDS products are large orders from a limited number of customers. As a result, order cancellations from any of our customers could have a significant negative impact on our business.

        In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. For example, we recently received an order from the Transportation Security Administration for 100 EDS units, which exceeds the total number of units sold by us during the past two years. In 2001, seven customers accounted for all of our EDS units sold. The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from this small number of customers for a substantial portion of our revenues. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period.

The sales cycle for our EDS products is lengthy, and we may expend a significant amount of effort in obtaining sales orders and not receive them.

        The sales cycle of our EDS products is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and assimilate our EDS products. Typically, six to twelve months may elapse between a new customer's initial evaluation of our systems and the execution of a contract. Another three months to a year may elapse prior to shipment of our EDS products as the customer site is prepared and our EDS products are manufactured. In addition, the creation of the Transportation Security Administration may result in additional delays as it develops policies and procedures relating to aviation safety and obtains funding for its safety initiatives, including the purchase of additional EDS products. During the sales cycle we expend substantial funds and management resources but recognize no associated revenue.

Our international sales subject us to risks that could have a material adverse effect on our business.

        Sales to countries other than the United States accounted for 32.5% of our revenues in 2001, 26.2% of our revenues in 2000 and 14.7% of our revenues in 1999. A number of factors related to our international sales and operations could adversely affect our business, including:

  •
  unexpected changes in regulatory requirements;

  •
  political instability in the countries where we sell products;

  •
  possible foreign currency controls;

  •
  fluctuations in currency exchange rates;

  •
  our ability to protect and utilize our intellectual property in foreign jurisdictions;

  •
  tariffs, embargoes or other barriers;

  •
  difficulties in staffing and managing foreign operations;

  •
  difficulties in obtaining and managing distributors; and

  •
  potentially negative tax consequences.

        The sale of some of our products outside the United States is subject to compliance with the United States International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with the government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Because of the increased demand for our EDS products by the U.S. government, we may lose other customers which could harm our business.

        The Transportation Security Act mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002. To meet this mandate the Transportation Security Administration is seeking a priority rating from the U.S. Department of Commerce, which would obligate us to timely fulfill the Transportation Security Administration's orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the Transportation Security Administration may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of increased demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

The U.S. government's right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

        In accordance with certain Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using our CT technology. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems would be harmed.

Our new EDS products may fail to attain certification by the FAA.

        We plan to continue to develop new models for our family of EDS products, including through our current participation in the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports. However, we cannot be certain that any new product, including the ARGUS system, if completed, will be certified by the FAA. The failure to gain certification for a product would harm our ability to sell the product, which could lower our future revenues.

We may seek to grow by acquisition, which subjects us to substantial risks, including the failure to successfully integrate an acquired business.

        As part of our growth strategy, we may expand our business by pursuing selected acquisitions of technologies and companies that offer complementary products, services, technologies or market access. Our ability to grow by acquisition is dependent upon the availability of acquisition candidates at reasonable prices and our ability to obtain acquisition financing on acceptable terms. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could harm our business. Acquisitions entail numerous risks, including:

  •
  difficulties in the assimilation of acquired operations, technologies and products;

  •
  diversion of management's attention from other business concerns;

  •
  risks of entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees of acquired organizations.

        The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, would present a significant challenge to our management. We may not be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. In such case, the anticipated benefits of a business combination would not be fully realized, and the failure of such efforts would harm our business.

We depend on key management and personnel and may not be able to retain those employees or recruit additional qualified personnel.

        We believe that our future success will be due, in part, to the continued services of our senior management team. We do not have long term employment agreements with any of our executive officers. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts. We do not maintain key person life insurance policies for members of our management. In addition, competition for some qualified employees, such as software engineers or other advanced engineering professionals, has intensified in recent years and may become even more intense in the future as the EDS industry expands. Our ability to meet substantial anticipated increases in demand is dependent on our ability to hire and retain technically skilled workers. Our failure to recruit qualified employees in a timely manner and retain them could impair our ability to achieve our growth objectives.

Natural disasters, including earthquakes, may damage our facilities.

        Our corporate and manufacturing facilities in California are located near major earthquake faults which have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster, our facilities may sustain significant damage and our operations could be harmed.

The EDS industry is highly competitive. Given the anticipated large increase in demand for airport security products, competition may increase.

        The EDS industry is intensely competitive and we may not compete successfully with our competitors. As a result of increased demand for security systems, additional companies may enter the EDS industry. Some of our competitors, including L-3 Communications Holdings, Inc. and many of the potential new entrants into the EDS industry, have financial, technical, production and other resources substantially greater than ours. For example, L-3 Communications has recently entered into an agreement to purchase the Detection Systems Group of PerkinElmer, Inc.

Governmental agencies, the primary customers for our EDS and other products, are subject to budget processes, which could limit the demand for these products.

        Substantially all of the customers for our EDS products and our other products under development to date have been public agencies or quasi-public agencies, such as the FAA and airport authorities. Public agencies are subject to budgetary processes and expenditure constraints. In the past, many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001, have resulted in passage of the Transportation Security Act that mandates a small surcharge on each airline ticket purchase to fund airline security, which we expect will increase funding for explosives detection products and technologies. We cannot assure you that these funds will be used to purchase our EDS products, or that other funds will continue to be appropriated by Congress or allocated by the Transportation Security Administration or other agencies for the purchase of EDS products.

        Although multi-year contracts may be authorized in connection with major procurements, governments generally appropriate funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations. For example, we believe that if the Transportation Security Administration does not receive additional funding, then it will not place orders for 300 EDS units utilizing the parts that it ordered from us in February 2002.

        Under the terms of our contracts with the U.S. government, the government may cancel orders and need only reimburse us for our costs incurred to the date of cancellation of our orders. Consequently, our backlog is not necessarily indicative of future sales. The government's termination of, or failure to fully fund, one or more of the contracts for our EDS products or our other products under development would harm our business.

Governmental agencies have special contracting requirements, which create additional risks.

        In contracting with public agencies, we are subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Future sales to public agencies will depend, in part, on our ability to meet public agency contract requirements, certain of which may be onerous or even impossible for us to satisfy.

        Government contracts typically contain termination provisions unfavorable to us and are subject to audit and modification by the government at its sole discretion, which subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

  •
  suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

  •
  terminate our existing contracts;

  •
  reduce the scope and value of our existing contracts;

  •
  audit and object to our contract-related costs and fees, including allocated indirect costs;

  •
  control and potentially prohibit the export of our products; and

  •
  change certain terms and conditions in our contracts.

        The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions.

        As a government contractor, we are subject to periodic audits and reviews. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. Although adjustments arising from government audits and reviews have not seriously harmed our business, future audits and reviews could cause adverse effects. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

        In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. We may not be awarded any of the contracts for which our products are bid. Even if we are awarded contracts, substantial delays or cancellations of purchases could result from protests initiated by losing bidders.

Our business could be harmed if we fail to properly protect our intellectual property.

        Our success depends in part on our ability to protect our intellectual property. Although we attempt to protect our intellectual property in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. It is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

Litigation may be necessary to enforce or defend against claims of intellectual property infringement, which could be expensive and, if we lose, could prevent us from selling our products.

        Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.

        Our domestic and international competitors, many of which have substantially greater resources and have made substantial investments in competing technologies, may have patents that will prevent, limit or interfere with our ability to manufacture and sell our products. We have not conducted an independent review of patents issued to third parties. Because of the perceived market opportunity we face, companies possessing technology rights that they believe we might be infringing will now be much more motivated to assert infringement of their rights. These third parties may assert infringement or invalidity claims against us and litigation may be necessary to defend against these claims. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Even successful defenses of patent suits can be costly and time-consuming.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

        The EDS industry may undergo significant technological development in response to anticipated increased demand for aviation security products. A fundamental shift in technology in our product markets could harm us, because we derive substantially all of our revenues from sales of EDS products.

        We anticipate that we will incur significant expenses in the design and initial manufacturing and marketing of new products and services. Our competitors may implement new technologies before we are able to, allowing them to provide more effective products at more competitive prices. Future technological developments could:

  •
  adversely impact our competitive position;

  •
  require write-downs of obsolete technology;

  •
  require us to discontinue production of obsolete products before we can recover any or all of our related research, development and commercialization expenses; or

  •
  require significant capital expenditures beyond those currently contemplated.

        We cannot assure you that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis, that anticipated markets will exist or develop for new products or services, or that our existing products and services will not become technologically obsolete.

We have received significant amounts of funding from government grants and contracts. We cannot assure you that we will continue to receive this level of funding for future product development.

        The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. For the year ended December 31, 2001, we performed reimbursable research and development for EDS products totalling $8.3 million from FAA grants and contracts. We are also aware that other competitors in the EDS market have received FAA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including quadrupole resonance and passive magnetic sensing. For the year ended December 31, 2001, we had contract revenues of $16.6 million from the U.S. government for development of Quantum products. We cannot assure you that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

        A number of factors could cause the market price of our common stock to fluctuate significantly, including:

  •
  terrorist attacks or acts of war;

  •
  legislative and regulatory developments related to anti-terrorism efforts;

  •
  our quarterly operating results or those of other explosives detection companies;

  •
  the public's reaction to our press releases, announcements and our filings with the Securities and Exchange Commission;

  •
  changes in earnings estimates or recommendations by research analysts;

  •
  changes in our relationships with customers; and

  •
  developments affecting our competitors.

        For example, immediately prior to the terrorist attacks of September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $45.50 per share, which we believe is based on expectations as to increased governmental and other orders for our EDS products. If these expectations are not met, then our stock price could drop dramatically. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock in which case our common stock may decline below the offering price.

A large portion of our common stock is controlled by one stockholder and our management, which enables them to significantly affect stockholder votes.

        Based on our outstanding common stock as of December 31, 2001, our principal stockholder, HARAX Holdings S.A., or HARAX, owned approximately 17.7% of our common stock, and our present directors and executive officers and their affiliates, in the aggregate, beneficially owned approximately 14.6% of the outstanding common stock. Consequently, HARAX together with our directors and executive officers, will continue to have the ability to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments on the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation and by-laws provide for 5,000,000 shares of preferred stock which our board of directors may issue with terms determined by them without stockholder approval, a classified board of directors serving staggered three-year terms, restrictions on who may call a special meeting of stockholders and a prohibition on stockholder action by written consent. These provisions of Delaware law and in our charter documents could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

We do not anticipate paying cash dividends.

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have also agreed not to pay cash dividends under our current bank line of credit. Instead, we intend to apply any earnings to the expansion and development of our business.

ITEM 2. PROPERTIES

        Our principal corporate office and EDS manufacturing facility is located in Newark, California, and consists of approximately 112,000 square feet under a lease which expires in August 2007. We have an option to extend the lease for five years. Quantum is located in San Diego, California, in an approximately 33,000 square foot facility under a lease which expires in April 2002, and a separate 3,000 square foot facility which expires in May 2002. Quantum is currently negotiating a lease for a new facility. Our Inovec office and manufacturing facility is located in Eugene, Oregon, and consists of approximately 10,000 square feet under lease which expires in March 2003, an approximately 4,500 square foot facility under a sublease which expires in May 2002, and approximately 5,000 square feet in a separate building under a lease which expires in March 2003. We lease an additional approximately 4,000 square foot facility in Eugene, Oregon, for WoodVision and Inovec operations, under a two year lease expiring in August 2002. Management believes that, if Quantum is successful in leasing a new facility and if Inovec exercises its option to extend its leases, these facilities will be sufficient to satisfy our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in routine claims and administrative proceedings arising in the ordinary course of business. We believe that collectively these proceedings will not seriously harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock has been traded on the Nasdaq National Market under the symbol "INVN" since May 15, 1997. Prior to that date, our common stock had been traded on the Nasdaq SmallCap Market under the symbol "INVN" since April 23, 1996. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2000
First Quarter	$7.13	$3.66
Second Quarter	6.81	4.00
Third Quarter.	4.41	3.53
Fourth Quarter	3.69	1.38
Year ended December 31, 2001
First Quarter	$3.25	$1.44
Second Quarter	4.09	2.40
Third Quarter	10.75	3.02
Fourth Quarter	45.50	9.50

        On March 6, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $43.00. As of December 31, 2001, there were 13,539,278 shares of our common stock outstanding held by 270 holders of record.

DIVIDENDS

        We have never declared or paid any cash dividends on our capital stock, and we have agreed not to pay cash dividends under our current bank line of credit. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

RECENT SALES OF UNREGISTERED SECURITIES

        In November 2000 we entered into an agreement with BGI, Inc., pursuant to which BGI agreed to accept 20,468 shares of our common stock in consideration for services rendered to us by BGI under several consulting agreements and the cancellation of stock options to purchase 6,586 shares of our common stock received by BGI for services previously rendered. We are relying on Section 4(2) of the Securities Act of 1933 for the issuance of these shares, in that BGI is controlled by Morris Busby, one of our directors, and is an accredited investor. We have issued 9,552 of these shares and are in the process of issuing the remaining 10,916 of these shares.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto and the other information contained in this annual report.

        The selected consolidated balance sheet data as of December 31, 2001 and 2000 and the selected consolidated statements of operations data for each year in the three years ended December 31 2001, have been derived from our audited consolidated financial statements appearing elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 1997 through 1999 and the consolidated statements of operations data for the years ended December 1998 and 1997 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. Our net income for the year ended December 31, 2001 includes the reversal of our deferred tax asset valuation allowance of $5.7 million which increased net income for 2001. Cost of revenues and operating expenses are net of amounts reimbursed under research and development contracts and grants with governmental agencies of $8.3 million in 2001, $1.7 million in 2000, $865,000 in 1999, $3.6 million in 1998 and $2.1 million in 1997. We acquired Inovec effective January 1, 2000, which was accounted for as a purchase and, accordingly, Inovec's results of operations are only included in the consolidated statements of operations for the years ended December 31, 2001 and 2000.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$46,536	$58,713	$43,160	$60,854	$55,216
Service revenues	11,239	9,801	4,582	2,430	1,211
Government contract revenues	16,556	10,632	10,694	7,210	5,533

Total revenues	74,331	79,146	58,436	70,494	61,960

Cost of revenues:
Product costs	28,782	39,333	24,886	32,701	27,576
Service costs	7,162	6,512	3,678	2,245	451
Government contract costs	13,010	7,849	7,739	5,223	4,273

Total cost of revenues	48,954	53,694	36,303	40,169	32,300

Gross profit	25,377	25,452	22,133	30,325	29,660

Operating expenses:
Research and development	7,979	11,039	10,443	8,498	8,635
Selling, general and administrative	14,727	16,551	11,767	12,997	12,323
Acquisition costs	—	—	—	—	685

Total operating expenses	22,706	27,590	22,210	21,495	21,643

Income (loss) from operations	2,671	(2,138)	(77)	8,830	8,017
Interest expense	(289)	(195)	(227)	(390)	(428)
Interest and other income, net	570	527	754	697	242

Income (loss) before income taxes	2,952	(1,806)	450	9,137	7,831
Provision (benefit) for income taxes	(4,571)	—	67	1,096	1,192

Net income (loss)	$7,523	$(1,806)	$383	$8,041	$6,639

Net income (loss) per share:
Basic	$0.58	$(0.14)	$0.03	$0.67	$0.60

Diluted	$0.52	$(0.14)	$0.03	$0.63	$0.55

Weighted average shares outstanding:
Basic	12,998	12,510	12,133	12,046	11,141
Diluted	14,343	12,510	12,751	12,827	12,166
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,378	$11,908	$24,169	$12,457	$19,190
Working capital	49,634	37,672	40,913	38,911	31,806
Total assets	89,733	69,332	62,987	63,486	57,251
Long-term obligations	680	1,861	1,181	1,565	1,336
Total stockholders' equity	61,420	47,504	47,485	46,830	38,816

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors." Actual results may vary materially from these forward-looking statements as a result of these and other risks. References to "we", "us" and "our" mean InVision Technologies, Inc., and its wholly-owned subsidiaries, Quantum Magnetics, Inc., and Inovec, Inc.

        Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of these words and similar expressions are intended to identify forward-looking statements. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below might not occur.

Overview

        InVision is organized under three segments. Our EDS business manufactures CT-based detection products used by the aviation industry to screen baggage for explosives. Our wholly-owned subsidiary, Quantum, utilizes QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. Our Wood division consists of Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT technology to increase the value of harvested timber.

        Our revenues are primarily comprised of:

  •
  EDS product revenues, which include revenues from sales of CTX systems, related accessories and spare parts, and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues;

  •
  Quantum government contract revenues, which include revenues primarily from development contracts utilizing QR and magnetic sensing technologies with government agencies and private entities; and

  •
  Wood product revenues from the sales of control and automation systems for material processing equipment and related accessories, installation and configuration, and service revenues from maintenance contracts related to product support, repairs and other services.

        We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. For the year ended December 31, 2001, international sales represented 32.5% of total revenues, for the year ended December 31, 2000, international sales represented 26.2% of total revenues, and for the year ended December 31, 1999, international sales represented 14.7% of total revenues.

        EDS.    In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our EDS products from a limited number of customers. For example, in 2001, seven customers accounted for all of our EDS units sold. The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from this small number of customers for a substantial portion of our revenues. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. For the year ended December 31, 2001, we generated $20.0 million from EDS sales to our largest customer, the FAA, representing 26.9% of total revenues, for the year ended December 31, 2000, we generated $30.8 million from EDS sales to the FAA, representing 38.9% of total revenues, and for the year ended December 31, 1999, we generated $37.1 million from EDS sales to the FAA, representing 63.5% of total revenues. There were no other EDS customers who accounted for more than 10% of total revenues in the years ended December 31, 2001, 2000 and 1999.

        In February 2002, the Transportation Security Administration ordered 100 of our EDS units, consisting of CTX 2500 and CTX 5500 DS models. At the same time, the Transportation Security Administration placed an order with us to acquire parts sufficient to build an additional 300 EDS units, also consisting of CTX 2500 and CTX 5500 DS models. This order for equipment and parts totaled approximately $169.8 million. This order calls for delivery of 100 CTX systems by the end of the second quarter of 2002. In connection with this order, the Transportation Security Administration has informed us that if it places an order for the additional 300 EDS units, it will require that we grant the Transportation Security Administration a royalty-bearing license to enable other manufacturers to build EDS products for the Transportation Security Administration based on our technology. We believe that as additional funding becomes available, the Transportation Security Administration will place orders for 300 EDS units utilizing the parts it has ordered from us. We continue to remain in active discussions with the Transportation Security Administration regarding the U.S. government's needs for additional systems. Additional orders for CTX equipment, including systems built from the parts ordered, will be dependent on various factors, including future U.S. government funding appropriations.

        We typically bill our customers in three stages, as generally provided in our contracts with our customers:

  •
  amounts to cover the bill of materials when materials are received from suppliers, typically 30% to 40% of the total system price;

  •
  an additional amount upon factory acceptance or shipment, ranging from 30% to 60%; and

  •
  the balance upon installation and site acceptance, ranging from 5% to 30%.

        These payment terms effectively provide the necessary working capital for acquisition of materials and funding inventory during the manufacturing cycle. We anticipate that potential future orders from the FAA or Transportation Security Administration will continue to provide payment terms which provide the necessary working capital for us and our suppliers, even if production volumes were to rapidly increase. If future orders from the FAA or Transportation Security Administration contain different payment terms, a major increase in production rates may require substantial additional working capital.

        Payment terms for FAA and Transportation Security Administration invoices are net 30 days, while terms for international invoices vary from amounts due upon receipt of invoice to 90 days.

        We consider research and development to be a vital part of our operations and continue to dedicate substantial resources to research to enhance the performance, functionality and reliability of our CTX systems, as well as development of new products. Gross research and development expenses for EDS were $10.7 million in 2001, $9.5 million in 2000, and $10.2 million in 1999.

        Quantum.    Our Quantum revenues are substantially derived from development activities funded by various U.S. government contract agencies. The government contract revenues are from contracts which are typically in the form of cost-plus-fixed-fee, or CPFF, or firm-fixed-price, or FFP, awards. We sold our first QScan product in late 1999 and our first i-Portal 100 in 2001, and continue to market these products to customers within the aviation and transportation security markets, but to date have sold very few of these products.

        We also perform independent research and development activities at Quantum which are not directly funded through U.S. government contracts or grants. Many of these activities explore ways to utilize those technologies which are developed or improved under directly funded government contracts. Internal research and development activity levels can fluctuate with the level of identified internal research and development projects and with the resource requirements of funded government contracts and grants.

        Wood.    Our Wood product and service revenues are primarily derived from Inovec's sales of our control and automation systems for material processing equipment, and related service. We have installed laser scanners in over 300 sawmills worldwide.

        We perform research and development activities to develop new CT-based products for the wood industry, as well as to enhance the performance, functionality and reliability of our control and automation systems.

Results of Operations

        The following table sets forth certain income and expenditure items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product revenues	62.6%	74.2%	73.9%
Service revenues	15.1	12.4	7.8
Government contract revenues	22.3	13.4	18.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product costs	38.8	49.7	42.6
Service costs	9.6	8.2	6.3
Government contract costs	17.5	9.9	13.2

Total cost of revenues	65.9	67.8	62.1

Gross margin	34.1	32.2	37.9

Operating expenses:
Research and development	10.7	13.9	17.9
Selling, general and administrative	19.8	21.0	20.1

Total operating expenses	30.5	34.9	38.0

Income (loss) from operations	3.6	(2.7)	(0.1)
Interest expense	(0.4)	(0.2)	(0.4)
Interest and other income, net	0.8	0.6	1.3

Income (loss) before income taxes	4.0	(2.3)	0.8
Provision (benefit) for income taxes	(6.1)	—	0.1

Net income (loss)	10.1%	(2.3)%	0.7%

  Comparison of Fiscal Years 2001 and 2000

        Revenues.    EDS product revenues were $36.5 million in 2001, a decrease of 21.5% from the $46.5 million in 2000. This decrease is primarily attributable to decreased CTX system revenue of approximately $8.6 million, resulting from fewer CTX systems sold in 2001 compared to 2000, and also due to relatively more of the newer, lower priced CTX 2500 systems sold to existing customers in 2001 compared to 2000. The decrease is also due to a $2.2 million reduction of revenues from fewer customer upgrades of the older CTX 5000 systems to the newer CTX 5500 systems. The upgrades were mostly complete at the end of 2000. The decreases in EDS product revenues are partially offset by increased accessories and spare parts revenues in 2001, as more systems were deployed and operating in the field in 2001 compared to 2000. EDS service revenues were $9.6 million in 2001, an increase of 15.8% from the $8.3 million in 2000. The increase in service revenues is primarily due to increased service contract revenues from international customers for new support and maintenance agreements for CTX systems for which warranty periods expired during the year. The increase in EDS service revenue is also due to more non-contract services, such as billed time and material services, data reporting and complex integrations, provided on a greater installed base of systems in 2001 compared to 2000. We typically ship against a backlog of orders for our products. As of December 31, 2001, we had in backlog EDS equipment orders and service agreements of $56.0 million. Subsequent to December 31, 2001, we received orders from the FAA and international customers for multiple CTX systems, accessories and services totaling approximately $27.6 million. Additionally, we received an order from the Transportation Security Administration for 100 EDS units and parts sufficient to build an additional 300 EDS units. This order totaled approximately $169.8 million.

        Quantum's government contract revenues were $16.6 million in 2001, an increase of 55.7% from the $10.6 million in 2000. The increase in government contract revenues is primarily due to an increase in efforts in the development of landmine and concealed weapons detection technologies, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months. Due to expanded efforts to develop landmine detection technologies in 2001, Quantum employed more individuals to work directly on funded projects, as well as increased subcontract support, compared to the same period a year ago. During 2001, $12.6 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 74.0% of Quantum revenues, compared to 2000, in which $6.0 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 54.4% of Quantum revenues. As of December 31, 2001, we had Quantum government contract backlog of approximately $12.9 million, primarily for the development of landmine detection technologies. We anticipate that government contract revenues for landmine detection technologies will decrease in 2002 compared to 2001. This is a result of a reduced need for subcontract support for the landmine contracts in 2002, as the outsourced milestones are completed. However, we expect to receive new grants and awards for other development activities in 2002 and continued growth in Quantum's commercial product revenues. Quantum's product revenues were $322,000 in 2001, compared to $307,000 in 2000.

        Wood product revenues were $9.7 million in 2001, a decrease of 18.5% from the $11.9 million in 2000. The decrease in wood product revenues is primarily due to fewer system sales and also due to fewer machinery equipment sales, both reflecting a softness in the wood products industry in 2001 compared to 2000. Wood service revenues were constant at $1.5 million for each of the years ended December 31, 2001 and 2000. As of December 31, 2001, we had in backlog Inovec equipment orders and service agreements of $1.2 million for laser-based optimization and scanning systems for lumber manufacturing. We are continuing to develop our CT-based log scanner and had no related revenues or backlog as of December 31, 2001.

        Gross Profit.    Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty. Cost of EDS service revenues primarily consists of direct labor and materials, and customer support overhead. In any given period our gross profit for products and services may be affected by several factors, including revenue mix, volume of systems manufactured in a given period, product configuration, location of the installation and complexity of integration into various environments.

        Gross profit for EDS products was $14.2 million in 2001, a decrease of 9.9% from the $15.8 million in 2000. Gross margins for EDS products in 2001 were 39.0% and 33.9% in 2000. The decrease in gross profit is primarily due to lower EDS product revenues in 2001 compared to 2000. The increase in EDS product gross margins is primarily due to improvements in the manufacturing costs of the CTX 9000 system, which was first introduced in late 1999, and due to competitive pricing factors with international customers in the prior year. The increase in gross margins is also due to variations in product types and accessories sold in 2001 compared to 2000. The increase in revenues from accessories, which typically carry higher margins, in the current year added to the improvement in EDS product margins compared to the prior year. Gross profit for EDS services was $3.2 million in 2001, an increase of 26.3% from $2.6 million in 2000. Gross margins for EDS services were 33.7% in 2001 and 30.9% in 2000. The increase in gross profit is primarily due to higher EDS service revenues in 2001 compared to 2000. The increase in EDS service gross margins is primarily due to variations in types of service revenue, such as increased billed time and materials services, and continued efforts to maintain constant overhead costs with a greater installed base of CTX systems in 2001 compared to 2000. The increase in gross margins for EDS services is also due to revenues recorded in 2001 for services which were performed in 2000. The revenues for these services were deferred in the prior year due to uncertainty of collection of the receivable at the end of the year. The revenues for these services were recognized in the current year due to the collection of the receivable in 2001.

        Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $3.5 million in 2001, a 27.4% increase from the $2.8 million in 2000. Gross margins for government contracts were 21.4% in 2001 and 26.2% in 2000. The increase in gross profit is primarily due to higher government contract revenues in 2001 compared to 2000, partially offset by decreased margins. The decrease in gross margins is primarily due to increased outside engineering services utilized on the landmines contract in 2001 compared to 2000, which services typically carry lower margins.

        Gross profit for Wood products was $3.4 million in 2001, a decrease of 6.0% from the $3.6 million in 2000. Gross margins for Wood products were 34.6% in 2001 and 30.0% in 2000. The decrease in Wood products gross profit is primarily due to lower revenues in 2001 compared to 2000. The increase in Wood products gross margins is primarily due to a smaller portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in 2001 compared to 2000. Gross profit for Wood services was $819,000 in 2001, an increase of 11.6% from the $734,000 in 2000. Gross margins for Wood services were 52.9% in 2001 and 48.2% in 2000. The increase in gross profit is primarily due to higher service revenues in 2001 compared to the prior year. The increase in Wood service gross margins is primarily due to variations in types of services provided in 2001 compared to 2000.

        Research and Development.    Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants. These services are provided and reimbursed on a cost basis.

        Gross research and development expenses for EDS were $10.7 million in 2001, an increase of 12.2% from the $9.5 million in 2000. Research and development contracts and grants from the FAA and other government agencies and private entities funded $5.7 million of our gross research and development expenses for EDS in 2001 and $872,000 in 2000. Net research and development expenses for EDS were $5.0 million in 2001, a decrease of 42.3% compared to the $8.6 million in 2000. Net research and development expenses for EDS as a percentage of EDS revenues were 10.8% in 2001 and and 15.7% in 2000. The increase in gross research and development expenses for EDS is primarily due to the expanded efforts on the ARGUS program during 2001 compared to the prior year. The decrease in net research and development expenses is primarily due to the focused efforts on the ARGUS development, which is funded through research and development grants. As of December 31, 2001, we had in backlog research and development contracts and grants of $880,000, representing the remaining available funding of the ARGUS program. We anticipate incurring costs over the next few quarters as we approach the end of the ARGUS program, which will not be reimbursed by the FAA, representing our cost-sharing portion of the program. However, to the extent that research and development contracts and grant receipts decline further in the future, we intend to manage research and development expenditures to mitigate the impact on operations.

        Research and development expenses for Quantum were $759,000 in 2001, an increase of 55.2% from the $489,000 in 2000. Research and development expenses for Quantum as a percentage of Quantum revenues was 4.5% in 2001 and 2000. The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products in 2001 compared to 2000, such as the i-Portal 100 system.

        Research and development expenses for Wood were $2.3 million in 2001, an increase of 17.7% from the $1.9 million in 2000. Research and development expenses for Wood as a percentage of Wood revenues were 20.1% in 2001 and 14.3% in 2000. The increase in expenses is primarily due to the increased efforts during the first half of 2001 for field trials and other research on the development of a log scanning system based on CT technology to optimize the value of harvested timber.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs, and other general expenses.

        Selling, general and administrative expenses for EDS were $8.6 million in 2001, a decrease of 11.4% from the $9.7 million in 2000. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 18.6% in 2001 and 17.7% in 2000. The decrease in EDS selling, general and administrative expenses is primarily due to our efforts to reduce selling, general and administrative spending levels in the first part of 2001 compared to 2000, primarily in the areas of employee headcount, travel & entertainment and professional services. The decrease is also due to the reimbursement by the FAA of the selling, general and administrative portion of expenses related to the ARGUS grant of $2.1 million in 2001 compared to $400,000 in 2000, due to expanded efforts on the ARGUS development in the current year. These decreases are partially offset by increased external commission expense for certain international sales representatives in 2001 compared to 2000 and also due to increases in employee headcount, bonuses, consultants, and professional fees, such as investor and public relations, incurred in late 2001 in anticipation of greater demand for our EDS products. The decrease in EDS selling, general and administrative expenses is also partially offset by approximately $373,000 of non-recurring professional fees incurred in the latter part of 2001 related to a possible acquisition which is no longer being pursued.

        Selling, general and administrative expenses for Quantum were constant at $2.3 million in 2001 and 2000. Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 13.8% in 2001 and 21.1% in 2000. The decrease as a percentage of revenues is due to our efforts to maintain selling, general and administrative spending levels with expanded efforts on government contract projects.

        Selling, general and administrative expenses for Wood were $3.8 million in 2001, a decrease of 16.4% from the $4.6 million in 2000. The decrease in selling, general and administrative expenses is primarily due to start-up and business development costs incurred in 2000 for the newly formed WoodVision division.

        Interest Expense.    Interest expense increased to $289,000 in 2001 from $195,000 in 2000. Interest expense resulted primarily from debt financing associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums. The increase is primarily due to higher average debt balances during the year in 2001 compared to 2000, partially offset by lower interest rates.

        Interest and Other Income, Net.    Interest and other income, net, was $570,000 in 2001 compared to $527,000 in 2000. The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $297,000 and other income (net) of $273,000, primarily the reversal of a reserve due to a favorable outcome of an international claim, partially offset by foreign exchange losses. The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $917,000, partially offset by other expense (net) of $390,000, primarily foreign exchange losses, net.

The decrease in interest income is primarily due to lower average cash balances and lower interest rates on these balances during the year in 2001 compared to 2000.

        Provision (Benefit) for Income Taxes.    We recorded an income tax benefit of $4.6 million in 2001 compared to no amounts recorded for taxes in 2000. During the fourth quarter of 2001, we determined that a deferred tax asset valuation allowance was no longer necessary based on an evaluation of current evidence including, among other things, the passage of the Transportation Security Act and its effect on our estimates of future earnings as well as contracts and customer orders entered into during the fourth quarter of 2001. Accordingly, we reversed our deferred tax asset valuation allowance of $5.7 million in the fourth quarter of 2001, which more than offset the provision for the current year's income tax expense. At December 31, 2001, we had federal net operating loss carryforwards of approximately $5.0 million and state net operating loss carryforwards of approximately $1.1 million available to reduce future federal and state taxable income. Our federal net operating loss carryforwards expire from 2010 to 2021 and our state net operating loss carryforwards expire in 2011. Our tax credit carryforwards of $1.3 million expire from 2005 to 2021.

  Comparison of Fiscal Years 2000 and 1999

        Revenues.    EDS product revenues were $46.5 million in 2000, an increase of 8.1% from the $43.0 million in 1999. This increase was primarily attributable to more system shipments and more sales of our higher priced CTX 9000DSi system in 2000. EDS service revenues were $8.3 million, an increase of 80.7% from the $4.6 million in 1999. The increase in service revenues is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the year.

        Quantum's government contract revenues were $10.6 million in 2000 and $10.7 million in 1999. Revenues were relatively flat in 2000 compared to 1999, reflecting an increase in efforts in the development of landmine detection technologies in 2000, offset by a decrease in other types of development efforts as government contracts and grants were completed. During 2000, $6.0 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 54.4% of Quantum revenues, compared to 1999, in which $6.4 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 59.0% of Quantum revenues. Quantum's product revenues were $307,000 in 2000, compared to $159,000 in 1999.

        Wood product revenues were $11.9 million in 2000 and service revenues were $1.5 million in 2000. These revenues were primarily attributable to revenues from the Inovec subsidiary acquired with an effective date of January 1, 2000.

        Gross Profit.    Gross profit for EDS products was $15.8 million in 2000, a decrease of 13.3% from the $18.2 million in 1999. Gross margins for EDS products in 2000 were 33.9% and 42.3% in 1999. The decrease in gross profit is primarily due to lower margins on the sale of CTX 9000 systems in 2000, primarily due to competitive pricing factors with international customers and higher manufacturing costs related to the initial production process of the CTX 9000 systems. Gross profit for EDS services increased to $2.6 million in 2000 from $904,000 in 1999. Gross margins for EDS services were 30.9% in 2000 and 19.7% in 1999. The increase in gross profit is primarily due to increased service contract revenue for new support and maintenance agreements for CTX systems for which warranty periods expired during the year.

        Gross profit for government contracts was $2.8 million in 2000, a 5.8% decrease from the $3.0 million in 1999. Gross margins were 26.2% in 2000 and 27.6% in 1999. The decrease in gross profit is primarily due to the change in mix of types of services and materials, which carry different margins, in 2000 compared to 1999.

        Gross profits for Wood product revenues were $3.6 million in 2000 and service revenues were $734,000 in 2000. Gross margins for Wood products in 2000 were 30.0% and 48.2% for services in 2000. The gross profit is primarily generated from Inovec product and service revenues during the year.

        Research and Development.    Gross research and development expenses for EDS were $9.5 million in 2000, a decrease of 7.0% from the $10.2 million in 1999. Research and development contracts and grants from the FAA and other government agencies and private entities funded $872,000 of our research and developments expenses in 2000 and $686,000 of our research and development expenses in 1999. Net research and development expenses for EDS were $8.6 million in 2000, a decrease of 9.2% compared to the $9.5 million in 1999. As a percentage of EDS revenues, net research and development expenses were 15.7% in 2000 and 20.0% in 1999. The decrease in gross EDS research and development expenses is primarily due to lower depreciation expense and decreased salaries resulting from fewer employees, partially offset by increases in prototype materials.

        Research and development expenses for Quantum were $489,000 in 2000, a decrease of 47.9% from $939,000 in 1999. As a percentage of Quantum revenues, research and development expenses for Quantum were 4.5% in 2000 and 8.7% in 1999. The decrease in research and development expenses for Quantum is primarily due to more resources being expended on research and development efforts that were funded under government contracts and grants and less incurred on internal research and development activities.

        Research and development expenses for Wood were $1.9 million in 2000, and as a percentage of Wood revenues, were 14.3% in 2000. These amounts include engineering services, materials and labor costs incurred for the development of WoodVision products and also due to expenses incurred by our newly acquired subsidiary, Inovec.

        Selling, general and administrative.    Selling, general and administrative expenses for EDS were $9.7 million in 2000 and 1999. As a percentage of EDS revenues, selling, general and administrative expenses for EDS were 17.7% in 2000 and 20.3% in 1999. The decrease as a percentage of revenues is primarily due to higher revenues in 2000.

        Selling, general and administrative expenses for Quantum were $2.3 million in 2000, an increase of 10.7% from the $2.1 million in 1999. As a percentage of Quantum revenues, selling, general and administrative expenses for Quantum were 21.1% in 2000 and 19.2% in 1999. The increase in expenses is primarily due to increased efforts to market products for commercial sales.

        Selling, general and administrative expenses for Wood were $4.6 million in 2000 and as a percentage of Wood revenues, were 33.9%. These amounts include start-up operating costs of WoodVision, the amortization expense of $682,000 for goodwill and other intangibles acquired with the purchase of Inovec, and also expenses incurred by Inovec in 2000.

        Interest Expense.    Interest expense decreased to $195,000 in 2000 from $227,000 in 1999. Interest expense in 2000 and 1999 resulted primarily from debt financing associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums. The decrease is primarily due to lower average debt balances in 2000 compared to 1999.

        Interest and Other Income (Expense), Net.    Interest and other income (expense), net, decreased to $527,000 in 2000 from $754,000 in 1999. The 2000 amount consists primarily of interest income on cash equivalents and short-term investments of $917,000, partially offset by other expense (net) of $390,000. The 1999 amount consists primarily of interest income on cash equivalents and short-term investments of $813,000, partially offset by other expense (net) of $59,000. The increase in interest income is primarily due to higher average cash balances in 2000 compared to the prior year.

        Provision for Income Taxes.    No tax provision or benefit was recorded for 2000. We recorded a provision for income taxes of $67,000 in 1999.

Related Party Transactions

        In late September 2001, we entered into an agreement with Donald & Co. for investment advisory services related to a potential acquisition and fundraising activities. We considered other alternatives and chose Donald & Co. to provide these services because time was of the essence and it was able to react quickly to meet our business requirements based on its familiarity with our business. Stephen Blum, president of Donald & Co., is a member of our Board of Directors. The Board approved this agreement with Mr. Blum abstaining. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of our common stock at a price of $9.95 per share, the closing price of our common stock on the day prior to the date of issuance. The Board considered this fee to be comparable to other alternatives given the circumstances of the engagement. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78%, and a contractual life of five years. As of December 31, 2001, no shares of common stock had been purchased under the warrant. We have allocated one-half of the cash retainer and warrant to on-going investment and financial advisory services, which is recorded in other current assets and is being amortized over the one-year term of the agreement. We recorded amortization expense of $88,000 in 2001. We have allocated the remaining balance of $350,000 to services provided in connection with this offering, which is recorded in other non-current assets and will be netted against the proceeds, if any, from the offering in 2002.

        In August 1996, January 1997 and January 1999, we entered into consulting agreements with BGI, Inc., a Virginia-based international consulting firm, to assist us with the marketing of our EDS products to the U.S. government. Under these agreements, we agreed to pay an annual retainer of $120,000 to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of this common stock in 2001 and we are currently in the process of issuing the remaining 10,916 shares of common stock. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to our Board of Directors. Following Ambassador Busby's election, we continued this arrangement because we felt that BGI continued to provide needed services to us at market comparable rates. We paid consulting fees to BGI of $120,000 in each of 2000 and 1999. This arrangement expired on December 31, 2000.

Noncash Charges

        We recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $63,000 in 2000 and $68,000 in 1999. We did not record any noncash charges in 2001 related to grants of stock options having exercise prices below the fair value of our common stock on the date of grant. We recorded noncash charges related to grants of a warrant to a director and stock options to a consultant in the amount of $148,000 in 2001. No amounts were recorded for grants of warrants or stock options to non-employees in 2000 and 1999.

Liquidity and Capital Resources

        At December 31, 2001, we had $11.4 million in cash and cash equivalents, compared to $11.9 million at December 31, 2000. Working capital was $49.6 million at December 31, 2001 compared to $37.7 million at December 31, 2000.

        Net cash provided by operating activities was $519,000 in 2001, compared to $9.2 million used in operating activities in 2000. Cash provided by operating activities in 2001 primarily resulted from a $7.5 million net income, the $3.8 million non-cash effect of depreciation and amortization, a $4.5 million increase in accounts payable and accrued liabilities, the $2.2 million non-cash effect of income tax benefits from employee stock transactions and a $2.2 million increase in deferred revenues, partially offset by a $6.8 million increase in inventories, the $5.8 million non-cash effect of deferred income taxes, a $4.9 million increase in accounts receivable, and a $2.5 million increase in other current assets. Cash used in operating activities in 2000 primarily resulted from a net loss of $1.8 million, a $10.6 million increase in accounts receivable, a $2.2 million increase in inventories, and a $3.0 million decrease in deferred revenues, partially offset by a $4.0 million increase in accrued liabilities, the $3.8 million non-cash effect of depreciation and amortization and a $1.0 million decrease in other current assets.

        Net cash used in investing activities was $4.2 million in 2001, compared to $1.7 million provided by investing activities in 2000. Net cash used in investing activities in 2001 resulted from $2.0 million for the purchases of short-term investments, $1.9 million in acquisitions of capital equipment, and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement. Net cash provided by investing activities in 2000 primarily resulted from $5.9 million in sales of short-term investments, partially offset by $2.7 million in acquisitions of capital equipment and the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired.

        Net cash provided by financing activities was $3.1 million in 2001, compared to $1.1 million in 2000. Net cash provided by financing activities in 2001 was primarily due to $2.5 million in proceeds from sales under the employee stock purchase plan and exercises of stock options and $1.0 million in proceeds from borrowings of short-term debt, net of payments, partially offset by $403,000 in repayments of long-term debt. Net cash provided by financing activities in 2000 was primarily due to $890,000 in proceeds from borrowings of short-term debt, $669,000 in proceeds from sales under the employee stock purchase plan and exercises of stock options, partially offset by $435,000 in repayments of long-term debt.

        In October 2001, we renewed our two line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the United States and provides for maximum borrowings in an amount up to the lower of: (1) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (a) 70% of eligible raw materials and work-in-process inventory designated for export customers; (b) 60% of outstanding loans under this agreement, or; (c) $2.0 million, or; (2) $5.0 million. Borrowings under both agreements bear interest at the bank's prime rate plus 1.5% and are secured by EDS assets. The agreements expire in October 2002 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from our wholly-owned subsidiaries, and also prohibit us from paying cash dividends. We may use proceeds from loans under both lines of credit for general corporate purposes in EDS operations. At December 31, 2001, we had borrowings outstanding of $1.8 million under the domestic EDS agreement and no amounts outstanding under the EXIM agreement. Additionally, we had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.4 million and foreign exchange contracts for which a 10% reserve of $1.7 million is secured by the lines of credit. The remaining available borrowing capacity under the lines of credit was $5.1 million at December 31, 2001, based on eligible EDS accounts receivable and inventories as of that date.

        In August 2001, Inovec entered into a line of credit agreement with Pacific Continental Bank. The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec, Inc. The agreement bears interest at the bank's prime rate plus 1.0% with an interest rate floor of 7.25%. The agreement expires in August 2002 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios. We may use proceeds from loans under the line of credit for general corporate purposes in Inovec's operations. We had no amounts outstanding at December 31, 2001.

        We previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At December 31, 2001, we had an outstanding $199,000 term loan due June 2003. The term loan bears interest at the bank's prime rate plus 1.5%.

        The following table depicts our contractual obligations as of December 31, 2001 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-6 years
Short-Term Debt	$1,880	$1,880	$—	$—
Long-Term Debt	199	133	66	—
Capital Lease Obligations	88	53	35	—
Operating Leases	7,333	1,458	3,753	2,122

Total Contractual Cash Obligations	$9,500	$3,524	$3,854	$2,122

        At December 31, 2001 we had lines of credit for an aggregate of $11.5 million which expire within one year. This amount is reduced by amounts secured against the lines, including $1.4 million for standby letters of credit and $1.7 million for foreign currency forward contracts, which reflects a 10% reserve for foreign currency forward contracts. We had $8.4 million available under our lines of credit at December 31, 2001. We also have commitments of $16.9 million for foreign currency forward contracts, which are used to hedge against existing receivables and orders. Of this amount, $10.1 million expires within one year and $6.8 million expires within thirteen months.

        We believe that existing cash, cash equivalents and short-term investments together, with proceeds, if any, from our follow-on offering of our common stock in which we are offering 2.5 million shares for sale by us and anticipate closing in 2002, available borrowings under our lines of credit and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months. However, if the offering is not completed, which could occur for any number of reasons, including existing financial market conditions at the time of pricing, this will substantially limit our capital resources. If we fail to meet required financial covenants in our credit agreements, or our receivables do not support the upper limits of these credit agreements, then we may not be able to have access to further funds under these agreements. In addition, if we are unable to deliver EDS units in a timely manner under our recent order from the Transportation Security Administration or if we fail to enter into or adhere to the terms of the proposed licensing agreement with the Transportation Security Administration, the Transportation Security Administration may cancel its order or not place additional orders. If any of these events occurs, our capital resources would be significantly impaired.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

        Revenue Recognition.    We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the FAA and other domestic customers that have been demonstrated to meet product specifications prior to shipment, we recognize product revenues at shipment and defer the portion of revenues relating to installation and training until these services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of these services and generally represent less than 5% of these arrangements. Installation is generally completed within a relatively short period of time, typically less than one week. We have a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Some airport installations require more involved integration with baggage handling systems and, while not essential to the functionality of the machine, take longer than most routine installations. Integration services are separately priced from products in sales agreements and we recognize service revenues under these agreements as services are performed. Sales of EDS products and services to customers in foreign countries have varying contractual terms and are governed, in part, by regulations in foreign jurisdictions; accordingly, we recognize revenue based on the specific facts and circumstances surrounding each transaction. Revenue recognition on foreign sales is affected by our determination of when legal title and risk of loss pass to foreign customers as well as by our evaluation of our enforceable rights to unbilled amounts at the balance sheet date for transactions that have been recognized as revenues. For foreign sales of EDS products that have been demonstrated to meet product specifications prior to shipment, where title and risk of loss pass to the customer at shipment, and where we either have an enforceable claim at the balance sheet date for remaining unbilled amounts or have the ability to invoice the customer for any unbilled amounts after a fixed period of time regardless of whether installation is completed, we recognize product revenue at shipment and defer and recognize the fair value of installation and training revenue, if any, as services are performed. For sales of EDS products to foreign customers where title and risk of loss for such EDS products pass upon completion of installation, we recognize product and service revenues at the completion of installation and acceptance by the customer. In other sales of EDS products to foreign customers where a portion of the contract price is withheld until installation is completed and where we do not believe we have an enforceable claim at the balance sheet date through which we can realize some or all of the withheld amount, we defer and recognize as revenue the greater of that portion of the contract price or the fair value of the installation and training at the completion of installation and acceptance by the customer.

        We recognize revenues from Quantum government contracts and from Inovec product sales of automation and control systems using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. We record provisions for estimated losses on those contracts that are anticipated to result in losses at the completion of the contract. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We use this method of revenue recognition since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

        Accrued Warranty Reserves.    We accrue the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs including, material usage and service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

        Deferred Tax Asset Valuation Allowance.    We record a valuation allowance to reduce our deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that we will not realize some portion or all of our deferred tax assets. We base our determination of the need for a valuation allowance on an on-going evaluation of current evidence including, among other things, estimates of future earnings, the backlog of customer orders and the expected timing of deferred tax asset reversals. We charge or credit adjustments to the valuation allowance to income tax expense in the period in which these determinations are made. If we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period this determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to operations an adjustment to the deferred tax asset in the period this determination was made.

Recently Issued Accounting Standards

        Derivative Instruments and Hedging Activities.    On January 1, 2001, we adopted the Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133, as amended, requires that we formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133 in 2001. The adoption of this statement did not have a material impact on our financial position or results of operations.

        Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. As of December 31, 2001, we had $16.9 million of aggregate foreign currency forward contracts and as of December 31, 2000, we had $1.4 million. The fair value of these instruments was $47,000 at December 31, 2001 and $4,000 at December 31, 2000.

        Business Combinations and Goodwill and Other Intangible Assets.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that we account for all business combinations initiated after June 30, 2001 under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS 142 for the fiscal year beginning January 1, 2002. Upon the adoption of SFAS 142, we will no longer amortize the carrying values of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. We have not yet performed the impairment tests required by the standard.

        Accounting for the Impairment or Disposal of Long-Lived Assets.    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Exchange Risk and Impact of Inflation

        Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. During the year ended December 31, 2001, we entered into foreign exchange forward contracts with notional values of approximately $21.0 million to hedge against foreign exchange risk for contracts with international customers and, at December 31, 2001, had outstanding contracts with notional values totaling $16.9 million with a fair value of approximately $47,000. The following table depicts the maturities of the outstanding contract amounts:

Contract Maturity	Within 3 months	4-6 months	7-9 months	10-12 months	13 months
Amount (in thousands)	$5,623	$110	$2,194	$2,179	$6,841

        Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis. We have some advance purchase commitments in foreign currencies with a few European suppliers. We currently do not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, we will continue to monitor the foreign exchange rates and may enter into forward contracts to mitigate foreign exchange risk as appropriate.

        On January 1, 2001, we adopted SFAS 133, as amended. This statement requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133, as amended, requires that we formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133 in 2001. The adoption of this statement did not have a material impact on the financial position or results of our operations.

        Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

        The impact of inflation has not been material on our operations or liquidity to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and Notes thereto and Supplementary Financial Data appear on pages F-1 to F-29 of this Annual Report on Form 10-K and are incorporated by reference here.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and directors, and their ages as of December 31, 2001, are as follows:

Name	Age	Position
Sergio Magistri	48	President, Chief Executive Officer and Director
Donald E. Mattson	69	Senior Vice President and Chief Operating Officer
Ross Mulholland	58	Senior Vice President and Chief Financial Officer
David M. Pillor	47	Senior Vice President, Sales and Marketing and Director
François Mesqui	47	Vice President and Chief Technology Officer
Giovanni Lanzara	62	Director, Chairman of the Board
Stephen Blum	61	Director
Douglas P. Boyd	60	Director
Morris D. Busby	63	Director
Bruno Trezza	64	Director
Louis A. Turpen	57	Director

        Set forth below is certain information relating to our executive officers and directors.

        Sergio Magistri has served as our President, Chief Executive Officer and a director since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies. As a consultant, Dr. Magistri was involved in the formation of InVision and the development of its business plan and of its technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron, including Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

        Donald E. Mattson has served as our Senior Vice President and Chief Operating Officer since November 2000. Mr. Mattson previously served as our Interim Vice President of Operations in 1998. In addition to his position with us, from 1992 to 2000, Mr. Mattson has been a management consultant, and held a number of different positions, including, among others, interim management assignments as executive officer of Microware Distributors, Inc., a computer distribution company, president of SyDos, a disk drive sub-systems company, and vice president of operations of Quantum, a tape drive manufacturing company. Prior to 1992, Mr. Mattson held senior management positions at Microware Distributors, Inc., Optical Data, Inc., Media Technology Corporation, Verbatim Corporation, Memorex Corporation and Varian Associates. Mr. Mattson holds a bachelor's degree in Industrial Management and Technology and an MBA from the University of California, Berkeley.

        Ross Mulholland has served as our Senior Vice President and Chief Financial Officer since March 2001. From January 2000 to March 2001, Mr. Mulholland was Chief Financial Officer and Vice President of Operations of TechPlanet, a Silicon Valley private company providing information technology services. In 2001 TechPlanet filed for bankruptcy protection under Chapter 7. Before that, he was Vice President and Chief Financial Officer at Silicon Entertainment, a technology-based specialty retailer, from 1998 to 2000, and Senior Vice President and Chief Financial Officer for The Nature Company/Discovery Channel Stores, a specialty retailer and direct marketing company, from 1995 to 1997. He has also held senior management positions with several leading national retailers, including Dayton-Hudson Corporation. Mr. Mulholland started his career in corporate planning and finance at the Ford Motor Company. Mr. Mulholland holds a bachelor's degree in Liberal Arts and an MBA from Wayne State University.

        David M. Pillor joined InVision in July 1994 as Vice President, Sales and Marketing, has served as our Senior Vice President, Sales and Marketing since November 1995 and as a director since 1999. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a bachelor's degree in Chemistry from the University of Maryland.

        François Mesqui has served as our Vice President and Chief Technology Officer since December 1999. Dr. Mesqui joined InVision in 1997 and was our Vice President, Design Engineering from 1998 to 1999. From 1989 through 1996, Dr. Mesqui was President of Metropoly AG, an engineering services company in Switzerland. In 1983, Dr. Mesqui was awarded the Scientific Prize of the Swiss Society of Biomedical Engineering and has a Doctorate in Technical Sciences from the Swiss Institute of Technology, Zurich, Switzerland.

        Giovanni Lanzara has served as a director since September 1990 and as Chairman of the Board since March 1994. Since 1978, he has served as a professor and President of the Transportation Engineering Department at the University of Aquila, Rome, Italy. Dr. Lanzara has been President of the International Center for Transportation Studies since 1987. Dr. Lanzara served as a director of Imatron, a CT medical scanner company, from August 1993 to June 1996.

        Stephen Blum has served as a director since June 2001. For the past eleven years he has served as president of Donald & Co. Securities, Inc., an investment banking and brokerage firm. Mr. Blum also serves as a director and officer of THCG, Inc., which provides investment banking and other financial advising services. Mr. Blum holds a bachelor's degree from New York University's School of Commerce.

        Douglas P. Boyd served as a director from September 1990 to December 1992, and since June 1993. Dr. Boyd was a founder of Imatron Inc. in 1981 and has held various positions at Imatron, including as its Chairman of the Board, through its acquisition by General Electric Medical Systems in December 2001. Dr. Boyd also serves as Chairman of the Board of Accuimage Diagnostics Corporation.

        Morris D. Busby has served as a director since March 1998. Since 1995, Ambassador Busby has served as President of BGI, Inc., an international consulting firm. From 1991 to 1994 he was ambassador to the Republic of Colombia and from 1989 to 1991 he was the United States government's U.S. coordinator for counter-terrorism and directed the international efforts against terrorism during the Persian Gulf War. Prior to that time, he was Principal Deputy Assistant Secretary of State for Inter-American Affairs. From 1984 to 1987 he was Deputy Chief of Mission in Mexico City.

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

        Louis A. Turpen has served as a director since August 2001 and previously served as a director from 1992 to 1995. He has served as the President and Chief Executive Officer of the Greater Toronto Airports Authority since November 1995. Prior to that, he served as Chief Executive Officer of San Francisco International Airport for 14 years. Mr. Turpen holds a bachelor's degree in Civil Engineering from the United States Air Force Academy and an MBA from Roosevelt University.

  Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, or the 1934 Act, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  Compensation of Directors

        In 2001 non-employee directors received a $25,000 annual retainer, pro-rated for time served for those directors who began their service during the year, as compensation for their services as members of the Board. In addition, each of Drs. Lanzara and Trezza and Mr. Boyd were issued stock options to purchase 10,000 shares of our common stock, and Ambassador Busby and Messrs. Blum and Turpen were issued stock options to purchase 20,000 shares of our common stock, in connection with their services as directors. These directors were also reimbursed for expenses incurred in connection with the performance of services as directors.

        Our non-employee directors also received $2,000 per day for each day of consulting services rendered to us not in connection with their services as directors. In 2001, we paid $30,000 to each of Drs. Lanzara and Trezza, and $12,000 to Ambassador Busby, for consulting services rendered to us in 2001. In addition, Mr. Blum is president of Donald & Co. Securities, Inc. an investment banking and brokerage firm, which provided consulting services to us in 2001. We paid to Donald & Co. Securities, Inc. $50,000 and issued it a warrant to purchase 100,000 shares of our common stock at the fair market value of our common stock on the date of issuance in connection with such services. See Item 13 "Certain Relationships and Related Transactions."

  COMPENSATION OF EXECUTIVE OFFICERS

  Summary of Compensation

        The following table sets forth certain compensation earned by our Chief Executive Officer and our four other executive officers whose salary and bonus for the year ended December 31, 2001 exceeded $100,000, or the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
		Annual Compensation			Securities Underlying Options/ SARs(#)
Name and Principal Postion
	Year	Salary($)	Bonus($)			Compensation($)
Dr. Sergio G. Magistri President and Chief Executive Officer	2001 2000 1999	$240,192 237,900 226,600	$30,000 30,000 —		100,000 61,945 54,880	$4,364 4,392 4,164	(1) (1) (1)
Don Mattson Senior Vice President and Chief Operating Officer	2001 2000 1999	212,403 6,880 —	— — —		6,300 100,000 —	8,165 362 —	(1) (3)
Ross C. Mulholland Senior Vice President and Chief Financial Officer	2001 2000 1999	$155,653 — —	— — —		80,000 — —	4,919 — —	(1)
David M. Pillor Senior Vice President, Sales and Marketing	2001 2000 1999	143,592 141,700 133,880	314,036 116,124 165,220	(2) (2) (2)	68,500 29,150 22,400	3,705 3,687 3,562	(1) (1) (1)
Dr. François Mesqui Vice President and Chief Technology Officer	2001 2000 1999	163,461 160,000 135,000	28,486 104,700 40,000		54,800 21,863 26,800	329 371 567	(3) (3) (3)

(1)
Represents matching contributions by us to employees' accounts under our 401(k) Plan, and premiums not in excess of $500 for employees' group term life insurance.

(2)
Includes commission payments of $291,036 in 2001, $93,124 in 2000, and $103,267 in 1999.

(3)
Consists solely of premiums for employees' group term life insurance.

  Stock Option Grants and Exercises

        We grant options to our executive officers under the 2000 Equity Incentive Plan. No options were granted under our previous incentive plan, the 1991 Equity Incentive Plan, in the year ended December 31, 2001. As of December 31, 2001, options to purchase a total of 1,676,927 shares were outstanding under the 1991 Equity Incentive Plan and options to purchase a total of 938,650 shares were outstanding under our 2000 Equity Incentive Plan. As of December 31, 2001, 805,561 shares remained available for grant under the 2000 Equity Incentive Plan.

        The following table shows for the fiscal year ended December 31, 2001, certain information regarding options granted to, and held at year end by, the Named Executive Officers.

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

        The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of the term for the appreciated stock price.

        Percentages shown under "Percentage of Total Options Granted to Employees in 2001" are based on an aggregate of 904,600 options granted to employees, consultants and directors of InVision under our 2000 Equity Incentive Plan during 2001.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percentage of Total Options Granted to Employees in 2001
	Number of Securities Underlying Option Granted
Name			Exercise Price per Share	Expiration Date
					5%	10%
Dr. Sergio G. Magistri	100,000	11.1%	$2.31	2/7/11	$145,463	$368,633
Donald Mattson	6,300	0.7%	$2.31	2/7/11	9,164	23,224
Ross C. Mulholland	80,000	8.8%	$2.38	3/7/11	119,490	302,811
David Pillor	68,500	7.6%	$2.31	2/7/11	99,642	252,513
Dr. François Mesqui	54,800	6.1%	$2.31	2/7/11	79,714	202,011

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year End Option Values

        The following table sets forth information with respect to options exercised by the Named Executive Officers during 2001, the number of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2001, and the value of unexercised in-the-money options as of December 31, 2001.

        Amounts shown under the column "Value Realized" are based on the fair market value of our common stock as determined by our board of directors on the date of exercise less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money options at December 31, 2001" are based on the closing price of our common stock, $29.79, on December 31, 2001, as reported on The Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price of the shares underlying the option.

			Number of Securities Underlying Unexercised Options at December 31, 2001
					Value of Unexercised In-the-Money Options At December 31, 2001
	Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Sergio G. Magistri	—	—	416,587	119,693	$11,188,970	$3,186,578
Donald Mattson	—	—	26,575	79,725	742,701	2,228,104
Ross C. Mulholland	—	—	—	80,000	—	2,193,200
David Pillor	—	—	263,867	71,550	7,247,761	1,920,389
Dr. François Mesqui	—	—	80,106	59,357	1,956,945	1,588,166

EMPLOYMENT AGREEMENTS

        We have entered into employment agreements with Drs. Magistri and Mesqui and Messrs. Mattson, Mulholland, and Pillor that provide for salaries and other employment terms. These agreements each provide that if we terminate the employee's employment without cause, the employee is entitled to a severance payment equal to his annual base salary for six months. All of the employment agreements are terminable at the will of either the employee or us, with or without cause. In each case, termination by the employee requires sixty days notice to us.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2001, Drs. Boyd and Lanzara and Ambassador Busby served as members of the compensation committee of our board of directors. The Compensation Committee did not meet during 2001, and all compensation matters were handled by the Board. No member of the Board or compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2001 by each director, each of our the Named Executive Officers, all of our executive officers and directors as a group, and all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(2)
Beneficial Owner(1)	Number of Shares	Percent of Total
HARAX Holdings S.A.(3) 22, Rue Marie Adelaide, L-2128 Luxembourg	2,401,582	17.7%
Sergio Magistri(4)	447,350	3.2%
Donald Mattson(5)	26,575	*
Ross Mulholland	—	*
David M. Pillor(6)	263,867	1.9%
François Mesqui(7)	80,106	*
Stephen Blum(8)	100,000	*
Douglas P. Boyd	—	*
Morris D. Busby(9)	42,785	*
Giovanni Lanzara(10)	506,980	3.7%
Bruno Trezza(11)	505,698	3.7%
Louis A. Turpen	—	*
All executive officers and directors as a group (11 persons)(12)	1,973,361	14.6%

*
Less than one percent.

(1)
Except as otherwise indicated, the address of each owner is c/o InVision Technologies, Inc., 7151 Gateway Boulevard, Newark, CA 94560.

(2)
This table is based upon information supplied by financial service companies, officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission, or SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 13,539,278 shares of our common stock outstanding on December 31, 2001.

(3)
All of the shares are held directly by HARAX Holdings S.A. The directors of HARAX vote and invest the shares held by HARAX, and two of three directors must concur to take these actions. The current three directors of HARAX are Luisella Moreschi, Sandrine Klusa and Angela Cinarelli. Arsene Kronshagen is the sole stockholder of HARAX, and as such may also be deemed to have voting and investment power over the shares. The directors disclaim beneficial ownership of the shares held by HARAX.

(4)
Includes 416,587 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(5)
Includes 26,575 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(6)
Includes 263,867 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(7)
Consists of shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(8)
Consists of shares issuable pursuant to a warrant held by Donald & Co. Securities, Inc., where Mr. Blum serves as president and a controlling shareholder.

(9)
Includes 31,542 shares issuable pursuant to options exercisable within 60 days of December 31, 2001. Also includes 10,916 shares to be issued to BGI pursuant to the terms of a consulting agreement. Also includes 327 shares held by BGI, Inc., which were issued pursuant to the terms of a consulting agreement. Ambassador Busby is president and a controlling shareholder of BGI, which received these shares as partial payment for services provided by BGI pursuant to its consulting agreement.

(10)
Includes 341,886 shares held by PASTEC Holdings, S.A. Giovanni Lanzara is the controlling stockholder of PASTEC. Also includes 106,652 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(11)
Includes 385,474 shares held by HAKON Holdings, S.A. Bruno Trezza is the controlling stockholder of HAKON. Also includes 120,224 shares issuable pursuant to options exercisable within 60 days of December 31, 2001.

(12)
Includes 1,145,553 shares issuable pursuant to options exercisable within 60 days of December 31, 2001 or issuable within the next 60 days pursuant to other agreements. See Notes 4 to 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 2001 we recorded professional and consulting fees of $284,000, in 2000 we recorded $188,000 and in 2001 we recorded $199,000, as compensation to our directors for services provided as members of the Board of Directors as well as consulting services rendered to us not in connection with their services as directors.

        In late September 2001, we entered into an agreement with Donald & Co. for investment advisory services related to a potential acquisition and fundraising activities. We considered other alternatives and chose Donald & Co. to provide these services because time was of the essence and it was able to react quickly to meet our business requirements based on its familiarity with our business. Stephen Blum, president of Donald & Co. is a member of our Board of Directors. The Board approved this agreement with Mr. Blum abstaining. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of our common stock at a price of $9.95 per share, the closing price of our common stock on or the day prior to the date of issuance. The Board considered this fee to be comparable to other alternatives given the circumstances of the engagement. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78%, and a contractual life of five years. As of December 31, 2001, no shares of common stock had been purchased under the warrant. We have allocated one-half of the cash retainer and warrant to on-going investment and financial advisory services, which is recorded in other current assets and is being amortized over the one-year term of the agreement. We recorded amortization expense of $88,000 in 2001. We have allocated the remaining balance of $350,000 to services provided in connection with this offering, which is recorded in other non-current assets and will be netted against the proceeds, if any, from our public offering in 2002.

        In August 1996, January 1997 and January 1999, we entered into a consulting agreements with BGI, Inc., a Virginia-based international consulting firm to assist us with the marketing of our EDS products to the U.S. Government. Under these agreements, we agreed to pay an annual retainer of $120,000 to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of this common stock in 2001 and we are currently in the process of issuing the remaining 10,916 shares of common stock. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to our Board of Directors. Following Ambassador Busby's election, we continued this arrangement because we felt that BGI continued to provide needed services to us at market comparable rates. We paid consulting fees to BGI of $120,000 in each of 2000 and 1999. This arrangement expired on December 31, 2000.

        We have entered into indemnity agreements with certain of our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as our director, officer or other agent, and otherwise to the full extent permitted under Delaware law and our Bylaws.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 immediately following the signature page of this report and are incorporated by reference here.

  Deloitte & Touche LLP, Independent Auditors' Report
  Report of PricewaterhouseCoopers LLP, Independent Accountants
  Consolidated Balance Sheets as of December 31, 2001 and 2000
  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
  Notes to Consolidated Financial Statements

  (a)(2) Financial Statement Schedule

  II—Valuation and Qualifying Accounts

  The schedule listed above is set forth immediately following the consolidated financial statements following the signature page of this report and is incorporated by reference here. Schedules not listed above have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the notes thereto.

(a)(3)    Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (2)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)

10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of InVision Technologies, Inc., dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(b)	Reports On Form 8-K
(1)	The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2001.
(c)	See Exhibits listed under Item 14(a)(3).
(d)	The financial statement schedules required by the Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2002.

INVISION TECHNOLOGIES, INC.

By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Sergio Magistri and Ross Mulholland, his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SERGIO MAGISTRI Sergio Magistri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2002
/s/ ROSS MULHOLLAND Ross Mulholland	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2002
Giovanni Lanzara	Chairman of the Board of Directors
/s/ STEPHEN BLUM Stephen Blum	Director	March 6, 2002
/s/ DOUGLAS P. BOYD Douglas P. Boyd	Director	March 6, 2002
Bruno Trezza	Director
/s/ LOUIS A. TURPEN Louis A. Turpen	Director	March 6, 2002
/s/ MORRIS BUSBY Morris Busby	Director	March 6, 2002
/s/ DAVID M. PILLOR David M. Pillor	Senior Vice President, Sales and Marketing, and Director	March 6, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
InVision Technologies, Inc.
Newark, California

        We have audited the accompanying consolidated balance sheets of InVision Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2001 and 2000 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InVision Technologies, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 11, 2002
(February 28, 2002 as to Note 16)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
InVision Technologies, Inc.

        In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of InVision Technologies, Inc. and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
 San Jose, California
February 9, 2000

InVision Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$11,386	$11,908
Short-term investments	1,992	—
Accounts receivable, net	27,239	22,547
Inventories	27,104	20,207
Deferred income taxes	4,082	497
Other current assets	5,464	2,480

Total current assets	77,267	57,639
Property and equipment, net	5,713	6,741
Deferred income taxes	2,237	—
Intangible assets, net	4,011	4,412
Other assets	505	540

Total assets	$89,733	$69,332

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,375	$5,353
Accrued liabilities	12,822	11,213
Deferred revenue	4,377	2,107
Short-term debt	1,880	890
Current maturities of long-term obligations	179	404

Total current liabilities	27,633	19,967

Long-term obligations	680	1,861

Commitments and contingencies (Notes 5, 8 and 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,730,000 and 12,814,000 shares issued; 13,539,000 and 12,613,000 shares outstanding	14	13
Additional paid-in capital	66,011	59,671
Accumulated deficit	(3,458)	(10,981)
Treasury stock, at cost (191,000 and 201,000 shares)	(1,147)	(1,199)

Total stockholders' equity	61,420	47,504

Total liabilities and stockholders' equity	$89,733	$69,332

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product revenues	$46,536	$58,713	$43,160
Service revenues	11,239	9,801	4,582
Government contract revenues	16,556	10,632	10,694

Total revenues	74,331	79,146	58,436

Cost of revenues:
Product costs	28,782	39,333	24,886
Service costs	7,162	6,512	3,678
Government contract costs	13,010	7,849	7,739

Total cost of revenues	48,954	53,694	36,303

Gross profit	25,377	25,452	22,133

Operating expenses:
Research and development	7,979	11,039	10,443
Selling, general and administrative	14,727	16,551	11,767

Total operating expenses	22,706	27,590	22,210

Income (loss) from operations	2,671	(2,138)	(77)
Interest expense	(289)	(195)	(227)
Interest and other income, net	570	527	754

Income (loss) before income taxes	2,952	(1,806)	450
Provision (benefit) for income taxes	(4,571)	—	67

Net income (loss)	$7,523	$(1,806)	$383

Net income (loss) per share:
Basic	$0.58	$(0.14)	$0.03

Diluted	$0.52	$(0.14)	$0.03

Weighted average shares outstanding:
Basic	12,998	12,510	12,133
Diluted	14,343	12,510	12,751

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$7,523	$(1,806)	$383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,891	2,901	2,878
Amortization of capitalized software development costs	131	171	50
Amortization of intangible assets	794	682	24
Deferred income taxes	(5,822)	(363)	(134)
Loss on disposal of fixed assets	—	107	12
Bad debt expense	168	188	170
Income tax benefits from employee stock transactions	2,160	—	—
Stock compensation expense	148	63	68
Changes in operating assets and liabilities:
Accounts receivable	(4,860)	(10,622)	16,130
Inventories	(6,830)	(2,193)	(5,635)
Other current assets	(2,519)	958	(185)
Other noncurrent assets	(49)	(18)	418
Accounts payable	3,022	(378)	1,726
Accrued liabilities	1,479	4,010	(631)
Deferred revenues	2,239	(3,005)	1,621
Other long-term obligations	44	90	131

Net cash provided by (used in) operating activities	519	(9,215)	17,026

Cash flows from investing activities:
Purchases of property and equipment	(1,900)	(2,652)	(1,651)
Proceeds from (purchases of) short-term investments, net	(1,992)	5,887	(3,892)
Purchase of subsidiary, net of cash acquired	(267)	(1,518)	—

Net cash provided by (used in) investing activities	(4,159)	1,717	(5,543)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	990	890	(2,967)
Repayments of long-term debt	(403)	(435)	(900)
Proceeds from issuance of common stock	2,531	669	538
Repurchase of common stock	—	—	(334)

Net cash provided by (used in) financing activities	3,118	1,124	(3,663)

Net change in cash and cash equivalents for the year	(522)	(6,374)	7,820
Cash and cash equivalents at beginning of year	11,908	18,282	10,462

Cash and cash equivalents at end of year	$11,386	$11,908	$18,282

Supplemental disclosures of cash flow information:
Interest paid	$288	$242	$256
Income taxes paid, net of refunds	$116	$187	$283
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$933	$1,093	$—
Liabilities assumed in acquisition of subsidiary	$—	$2,881	$—
Cash and stock payable in connection with acquisition of subsidiary	$366	$2,215	$—
Warrant issued in connection with investment advisory services and financing related services	$650	$—	$—
Capital lease obligations incurred for the purchase of new equipment	$—	$57	$—

The accompanying notes are an integral part of these consolidated financial statements.

InVision, Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Deferred Stock Compensation Expense		Treasury Stock
			Additional Paid-In Capital		Accumulated Deficit			Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 1999	12,182	$12	$57,372	$(131)	$(9,558)	(115)	$(865)	$46,830
Amortization of deferred stock compensation	—	—	—	68	—	—	—	68
Exercise of common stock options	105	—	98	—	—	—	—	98
Shares issued under the employee stock purchase plan	104	—	440	—	—	—	—	440
Repurchase of common stock	—	—	—	—	—	(86)	(334)	(334)
Net income	—	—	—	—	383	—	—	383

Balance at December 31, 1999	12,391	12	57,910	(63)	(9,175)	(201)	(1,199)	47,485
Amortization of deferred stock compensation	—	—	—	63	—	—	—	63
Exercise of common stock options	63	—	336	—	—	—	—	336
Shares issued under the employee stock purchase plan	111	—	333	—	—	—	—	333
Issuance of common stock related to an acquisition	249	1	1,092	—	—	—	—	1,093
Net loss	—	—	—	—	(1,806)	—	—	(1,806)

Balance at December 31, 2000	12,814	$13	$59,671	$—	$(10,981)	(201)	$(1,199)	$47,504
Exercise of common stock options	463	1	2,266	—	—	—	—	2,267
Shares issued under the employee stock purchase plan	132	—	264	—	—	—	—	264
Issuance of common stock related to an acquisition	321	—	933	—	—	—	—	933
Issuance of warrants and options to consultants	—	—	717	—	—	—	—	717
Issuance of stock to a consultant	—	—	—	—	—	10	52	52
Income tax benefits from employee stock transactions	—	—	2,160	—	—	—	—	2,160
Net income	—	—	—	—	7,523	—	—	7,523

Balance at December 31, 2001	13,730	$14	$66,011	$—	$(3,458)	(191)	$(1,147)	$61,420

The accompanying notes are an integral part of these consolidated financial statements.

INVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

        InVision Technologies, Inc. (the "Company") was incorporated in Delaware in 1990 and its principal business is to manufacture computed tomography, or CT, based detection products used by the aviation industry to screen baggage. The Company's headquarters and principal manufacturing facilities are located in Newark, California. In 1997, the Company acquired Quantum as a wholly-owned subsidiary. Quantum is a California corporation located in San Diego, California. The Company acquired Inovec as a wholly-owned subsidiary effective January 1, 2000. Inovec is a Delaware corporation, with its headquarters and manufacturing facilities located in Eugene, Oregon. The Company is organized under three segments:

        EDS.    The Company designs, manufactures and markets CT-based detection products used by the aviation industry to screen baggage for explosives. The Company's products were the first automated explosives detection systems ("EDS") to be certified by the Federal Aviation Administration ("FAA"). The Company has sold 271 systems to the FAA, to foreign aviation security agencies and to domestic and foreign airports and airlines.

        Quantum.    Quantum develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum's products are based on passive magnetic sensing technology and quadrupole resonance ("QR") technology, a form of magnetic resonance. Quantum receives grants from a variety of U.S. government agencies for research and development of military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection, and in-process materials inspection.

        Wood.    In February 2000, the Company announced the formation of its WoodVision division ("WoodVision") to develop the Company's CT technology to increase the value of harvested timber. Previous studies have indicated that CT technology can be applied to scan a log before it is sawn to determine the optimal cut. In connection with the formation of WoodVision, the Company acquired Inovec effective January 1, 2000 (see Note 3). Inovec manufactures, markets and supports yield enhancement equipment for sawmills based on laser scanning and other technologies. Since inception, Inovec has installed over 600 laser scanners and other optimization systems in over 300 sawmills worldwide.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

  Financial Statement Estimates

        The Company's preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, warranty costs, valuation allowances for deferred tax assets, and total estimated costs at completion for contracts accounted for using the percentage-of-completion method. Actual results could differ from those estimates.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity, operating income (loss) or net income (loss).

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Short-term Investments

        Short-term investments consist primarily of commercial paper with original maturities beyond three months and less than 12 months and are classified as available-for-sale. Such short-term investments are carried at cost, which approximates fair market value.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure of cash balances and short-term investments by maintaining its accounts in high credit quality financial institutions. With respect to accounts receivable, the Company regularly performs evaluations of its customers' financial condition and credit worthiness.

  Inventories

        Inventories are stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and overhead.

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets, which range from two to seven years, or the lease term of the respective assets, if less than the useful life.

  Intangible Assets

        The Company has patents, licenses, developed technologies, acquired workforce, goodwill and other intangible assets, which are being amortized over their estimated useful lives on a straight-line basis over three to ten years.

  Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented.

  Software Development Costs

        The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs after technological feasibility has been established. Software development costs qualifying for capitalization were not material in 2001, 2000 and 1999. In 1998, the Company capitalized software development costs of $803,000, which are included in other assets at December 31, 2001 and 2000. The Company began amortizing the capitalized software development costs based on the ratio of units sold during the years to the total forecasted units of sales. Amortization expense was $131,000, $171,000 and $50,000 in 2001, 2000 and 1999, respectively.

  Accrued Warranty Reserves

        Estimated warranty costs are recorded on product revenues and adjusted periodically based on historical and anticipated experience.

  Revenue Recognition

        Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the FAA and other domestic customers that have been demonstrated to meet product specifications prior to shipment, product revenues are recognized at shipment and the portion of revenues relating to installation and training are deferred until such services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of such services when performed separately for customers. Installation is generally not complex and is completed within a relatively short period of time, typically less than one week. The Company has a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Certain airport installations require more involved integration with baggage handling systems and, while not essential to the functionality of the machine, take longer than most routine installations. Integration services are separately priced from products in sales agreements and the Company recognizes service revenues under these agreements as services are performed.

        Sales of EDS products and services to customers in foreign countries have varying contractual terms and are governed, in part, by regulations in foreign jurisdictions; accordingly, revenue is recognized based on the specific facts and circumstances surrounding each transaction. For foreign sales of EDS products that have been demonstrated to meet product specifications prior to shipment to customers, where title and risk of loss pass to the customer at shipment, and where the Company either has an enforceable claim at the balance sheet date for remaining unbilled amounts or has the ability to invoice the customer for any unbilled amounts after a fixed period of time regardless of whether installation is completed, product revenue is recognized at shipment and the fair value of installation and training revenue, if any, is deferred and recognized as services are performed. For sales of EDS products to certain foreign customers where title and risk of loss for such EDS products pass upon completion of installation, product and service revenues are recognized at the completion of installation and acceptance by the customer. In certain other sales of EDS products to foreign customers where a portion of the contract price is withheld until installation is completed and where the Company does not believe it has an enforceable claim at the balance sheet date through which it can realize some or all of the withheld amount, the greater of that portion of the contract price or the fair value of the installation and training is deferred and recognized as revenue at the completion of installation and acceptance by the customer. Deferred revenues from EDS product sales arise from advance payments received from customers for systems to be delivered in the next period.

        Revenues from separate EDS service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for EDS services arises from advance payments received from customers for services not yet performed.

        Revenues from Quantum government contracts and from Inovec product sales of the automation and control systems are recognized using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. Provisions for estimated losses are accrued on those contracts that are anticipated to result in losses at the completion of the contract. Deferred revenue is recorded as advance payments are received for work not yet performed.

  Research and Development Costs

        Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

  Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards to nonemployees in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

  Certain Significant Risks and Uncertainties

        The Company operates in a dynamic and highly competitive industry and, accordingly, can be affected be a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: having sufficient manufacturing capacity to meet demand; dependence upon a limited number of suppliers for component parts; product liability and related claims if products fail; substantial reliance on orders from the U.S. government; potential competition from competing non-FAA certified equipment manufacturers; limited number of customers; a lengthy sales cycle which could result in not being able to obtain sales orders; risks associated with international sales including, but not limited to, political instability, changes in regulatory requirements, foreign currency risk, tariffs and other barriers, and negative tax consequences; limitations on the Company's intellectual property rights; failure of new EDS products to attain FAA certification; retaining key management personnel and employees; risks associated with special contracting requirements by governmental agencies or their budget processes which could limit product demand; inability to adapt to rapid technological change; and failure to properly protect the Company's intellectual property or having to enforce or defend against claims of intellectual property infringement.

  Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

  Segment Information

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of segment information under a "management" approach. The Company has three reportable segments based on financial information regularly reviewed by the Company's management in deciding how to allocate resources and assess performance. The "EDS" segment is comprised of the business unit that deals with the development, manufacturing, marketing and support of explosive detection systems based on advanced CT technology. The "Quantum" segment is comprised of the business unit that deals with the development of technology for inspection, detection and analysis of explosives, primarily landmine detection, and other materials based on quadrupole resonance technology and passive magnetic sensing. The "Wood" segment is comprised of those business units that deal with the development of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology.

  Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, short-term debt and long-term debt. The carrying values of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values based on quoted market values or due to their short-term maturities. The carrying values of short-term debt and long-term debt approximate fair value due to their variable interest rates which approximate market rates.

  Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted net income (loss) per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

Recently Issued Accounting Standards

  Derivative Instruments and Hedging Activities

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133, as amended, requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        The Company's international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, the Company enters into forward contracts to mitigate foreign exchange risk. The Company does not enter into market risk sensitive instruments for trading purposes. The Company had aggregate foreign currency forward contracts with notional amounts of $16.9 million and $1.4 million at December 31, 2001 and 2000, respectively. The fair value of these instruments, included in the consolidated balance sheets, was $47,000 and $4,000 at December 31, 2001 and 2000, respectively.

  Business Combinations and Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 142 for the fiscal year beginning January 1, 2002. Upon the adoption of SFAS 142, the Company will no longer amortize the carrying values of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. The Company has not yet performed the impairment tests required by the standard.

  Accounting for the Impairment or Disposal of Long-Lived Assets

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

NOTE 3. ACQUISITION OF INOVEC, INC.

        Effective January 1, 2000, the Company acquired Inovec, Inc., a manufacturer of yield enhancement equipment for sawmills for an initial purchase price of $5.2 million in cash and stock, payable over a two-year period. The Company paid $2.4 million in cash and $1.8 million through issuance of 479,000 shares of common stock to the former shareholders of Inovec as the first three installments of the purchase price. The remaining obligation of $1.0 million is payable in stock to the former shareholders in April 2002 and is based on average share prices ten trading days prior to and ten trading days after March 31, 2002.

        In addition, the Company was contingently liable under the purchase agreement in the event that Inovec achieved certain operating milestones during the years ended December 31, 2001 and 2000. Inovec achieved certain of these milestones and an additional $366,000 and $533,000 was recorded as additional goodwill at December 31, 2001 and 2000, respectively. As a result, the Company paid $267,000 in cash and $266,000 through issuance of 91,000 shares of common stock in 2001. The remaining obligation of $366,000 is payable in cash and stock in April 2002.

        The transaction has been accounted for as a purchase and, accordingly, the results of operations of Inovec are only included in the consolidated financial statements for the years ended December 31, 2001 and 2000. The Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing accepted valuation procedures and techniques. These intangible assets include approximately $1.5 million for developed technologies, $662,000 for the acquired workforce, $50,000 for covenants not to compete and the remaining $2.9 million for goodwill. These intangibles are being amortized over their estimated useful lives ranging from three to ten years. Upon the adoption of SFAS 142, the Company will no longer amortize the carrying values of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000.

        The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 1999 as if the acquisition of Inovec occurred on January 1, 1999. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 1999, or that may be obtained in the future.

Year ended Dec. 31, 1999 (unaudited)
(in thousands, except per share data)
Total revenues	$66,235
Net loss	$(188)
Basic net loss per share	$(0.02)
Diluted net loss per share	$(0.02)

NOTE 4. RESEARCH AND DEVELOPMENT CONTRACTS AND GRANTS

        The Company has been awarded various research and development contracts and grants by the FAA and other government agencies to share in the costs of developing and enhancing the Company's products. During 2001, 2000 and 1999, the Company was entitled to reimbursements of $8.3 million, $1.7 million and $865,000, respectively, under research and development contracts and grants. Such reimbursements for direct costs, overhead and general and administrative expenses, have been reflected as a reduction to research and development expense, selling, general and administrative expense, and against the manufacturing and customer support overhead pools, in each period presented. Billings under such research and development contracts and grants are submitted to the FAA and other government agencies monthly on the basis of actual costs incurred. At December 31, 2001 and 2000, the related receivable balances from these contracts and grants were $3.3 million and $626,000, respectively.

NOTE 5. DEBT

  Lines of Credit

        In October 2001, the Company renewed its two line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $5.0 million. The second agreement is partially guaranteed by the Export-Import Bank ("EXIM") of the United States and provides for maximum borrowings in an amount up to the lower of: (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $2.0 million, or; (b) $5.0 million. Borrowings under both agreements bear interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.5% and are secured by EDS assets. The agreements expire in October 2002 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit the Company from paying cash dividends. Proceeds of loans under both lines of credit may be used for general corporate purposes in EDS operations. At December 31, 2001, the Company had borrowings outstanding of $1.8 million under the domestic EDS agreement and no amounts outstanding under the EXIM agreement. Additionally, the Company had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $1.4 million and foreign exchange contracts for which a 10% reserve of $1.7 million is secured by the lines of credit. The remaining available borrowing capacity under the lines of credit was $5.1 million at December 31, 2001, based on eligible EDS accounts receivable and inventories as of that date.

        In August 2001, Inovec entered into a line of credit agreement with Pacific Continental Bank. The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec. The agreement bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0% with an interest rate floor of 7.25%. The agreement expires in August 2002 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios. Proceeds of loans under the line of credit may be used for general corporate purposes in Inovec's operations. The Company had no amounts outstanding at December 31, 2001.

  Long-Term Debt

        The Company previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At December 31, 2001, the Company had an outstanding $199,000 term loan due June 2003. The term loan bears interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.5%.

NOTE 6. STOCKHOLDERS' EQUITY

Common Stock

        In September 2001, the Company entered into an agreement with Donald & Co. for investment advisory and financing related services. The president of Donald & Co. is a member of the Board of Directors. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company's common stock at a price of $9.95 per share, the closing price of the Company's common stock on the day prior to the date of issuance. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78%, and a contractual life of five years. As of December 31, 2001, no shares of common stock had been purchased under the warrant. One-half of the cash retainer and warrant, related to on-going investment and financial advisory services, is recorded in other current assets and is being amortized over the one-year term of the agreement. The Company recorded amortization expense of $88,000 in 2001. The remaining balance of $350,000, related to services provided in connection with a follow-on offering, is recorded in other non-current assets and will be netted against the proceeds, if any, from the offering in 2002.

        In October 2001, the Company issued non-qualified stock options to a consultant to purchase 15,000 shares of common stock at a price of $14.06 per share. The options have a one-year cliff vesting term and expire ten years from date of issuance. The fair value of the options at December 31, 2001 was $403,000, which was estimated as of December 31, 2001 using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 5.15%, volatility of 83%, and a contractual life of ten years. The Company is recording compensation expense over the vesting period of the options, for which the fair value is adjusted for changes in the fair value of common stock in subsequent periods. During the year ended December 31, 2001, the Company recorded compensation expense of $67,000.

        In 2001 and 2000, under the terms of the acquisition of Inovec, the Company issued 570,000 shares of common stock to the former shareholders of Inovec. The remaining stock obligation under the purchase agreement of $1.2 million is payable to the former shareholders in April 2002 and is based on average share prices ten trading days prior to and ten trading days after March 31, 2002.

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

        At December 31, 2001, the Company has reserved shares of common stock for issuance as follows:

Options available and outstanding under stock option plans	2,596,387
Shares reserved for future issuance under stock option plans	1,017,340
Shares reserved for sale under employee stock purchase plan	150,035
Common stock warrant issued and outstanding	100,000
Shares reserved for issuance pursuant to a consulting agreement	10,916
Shares reserved to be exchanged for Quantum stock certificates that have not yet been turned in for exchange	8,947

Total	3,883,625

NOTE 7. EMPLOYEE STOCK AND BENEFIT PLANS

Equity Incentive Plans

        The Company has several stock option plans (the "Equity Plans") for its officers, employees, consultants and directors of the Company. The Equity Plans provide for the granting of incentive and non-qualified stock options, stock bonus awards, rights to purchase restricted stock and stock appreciation rights (together "Stock Awards") for the purchase of up to an aggregate of 5,166,319 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the Equity Plans and also determines the terms of each Stock Award. Options granted under the Equity Plans generally vest over a four year period. In the event of a change in control transaction, Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction. With respect to officers and directors only, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full upon an involuntary termination without "cause" or a "constructive termination" as those terms are defined in the officers' and directors' respective option agreements within a year following the effective date of the change in control transaction.

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

        The activity under the Equity Plans was as follows (in thousands, except per share data):

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,831	$4.07	1,977	$4.25	1,759	$4.09
Granted	827	$4.02	1,143	$4.09	504	$4.98
Exercised	(463)	$4.54	(63)	$5.37	(105)	$0.93
Canceled (un-vested)	(414)	$4.38	(158)	$5.13	(97)	$6.33
Expired (vested)	(185)	$5.27	(68)	$6.05	(84)	$6.89

Outstanding at end of period	2,596	$3.82	2,831	$4.07	1,977	$4.25

Options exercisable at period end	1,203	$3.52	1,396	$3.79	1,260	$3.65
Weighted average grant date fair value of options granted during the year		$2.55		$2.22		$2.74

        Information relating to stock options outstanding under the Equity Plans at December 31, 2001 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.55- 0.55	310	3.1	$0.55	310	$0.55
$ 0.97- 1.44	223	3.9	$1.11	219	$1.10
$ 1.81- 2.51	750	9.1	$2.26	25	$1.81
$ 2.75- 4.13	220	8.5	$3.68	43	$3.72
$ 4.16- 6.19	645	7.8	$4.70	274	$4.81
$ 6.50- 9.70	352	6.0	$6.91	332	$6.91
$12.35-14.80	80	9.8	$14.64	—	$—
$20.22-26.16	16	9.9	$22.45	—	$—

	2,596	7.2	$3.82	1,203	$3.52

1996 Employee Stock Purchase Plan

        The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in March 1996. A total of 600,000 shares of common stock has been reserved for issuance under the Purchase Plan. As of December 31, 2001, 449,965 shares have been issued under the Purchase Plan.

Fair Value Disclosures

        Had compensation cost for options granted in 2001, 2000 and 1999 under the Company's Equity Plans been determined based on the fair value at the grant dates, as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$7,523	$(1,806)	$383
Pro forma	$6,417	$(3,056)	$(1,223)
Pro forma net income (loss) per share:
Basic:
As reported	$0.58	$(0.14)	$0.03
Pro forma	$0.49	$(0.24)	$(0.10)
Diluted:
As reported	$0.52	$(0.14)	$0.03
Pro forma	$0.45	$(0.24)	$(0.10)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2001	2000	1999
Average risk free rate of return	4.46-4.98%	6.32-6.68%	5.10-5.31%
Weighted average expected option life	4.0 years	3.8 years	4.3 years
Volatility rate	88%	66%	65%
Dividend yield	0%	0%	0%

1997 Employee 401(k) Plan

        The InVision Technologies, Inc. 401(k) Plan (the "401(k) Plan") was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of the employee's gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $524,000, $395,000 and $351,000 in 2001, 2000 and 1999, respectively.

NOTE 8. COMMITMENTS

        The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2007. The existing facilities lease for the corporate facility in Newark, California includes an option to renew for an additional five years through 2012. Future minimum lease payments under these leases at December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2002	$1,458	$53
2003	1,283	19
2004	1,218	16
2005	1,252	—
2006	1,297	—
Years thereafter	825	—

	$7,333	88

Less: amount representing interest		(12)

Present value of net minimum lease payments		76
Less: current portion of capital lease obligations		(46)

Long-term capital lease obligations		$30

        Rent expense for facilities located in Newark, California; San Diego, California; Eugene, Oregon; and in the United Kingdom was $1,646,000, $1,529,000 and $1,445,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

        The lease on the corporate office and manufacturing facility in Newark, California includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. At December 31, 2001 and 2000, the Company has recorded long-term deferred rent of $584,000 and $539,000, respectively, to reflect the excess of rent expense over cash payments since inception of the lease.

NOTE 9. NET INCOME (LOSS) PER SHARE

        The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Year Ended December 31,
	2001			2000			1999
	Income (loss)	Weighted Average Shares	Per Share Amount	Income (loss)	Weighted Average Shares	Per Share Amount	Income (loss)	Weighted Average Shares	Per Share Amount
Basic net income (loss) per share	$7,523	12,998	$0.58	$(1,806)	12,510	$(0.14)	$383	12,133	$0.03
Effect of dilutive securities:
Options and warrants	—	1,081	(0.05)	—	—	—	—	618	—
Stock payable in connection with acquisition of subsidiary	—	264	(0.01)	—	—	—	—	—	—

Diluted net income (loss) per share	$7,523	14,343	$0.52	$(1,806)	12,510	$(0.14)	$383	12,751	$0.03

        The computation of diluted net loss per share for the year ended December 31, 2000 does not include shares issuable upon exercise of options of 1,046,222 and issuance of common stock related to the acquisition of Inovec payable April 2001 and 2002 based on average share prices prior to the scheduled payment dates, because their effect would have been anti-dilutive.

NOTE 10. INCOME TAXES

        For 2001, 2000 and 1999, the provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$887	$333	$188
State	364	30	4
Foreign	—	—	9

	1,251	363	201

Deferred:
Federal	(4,631)	(363)	(134)
State	(1,191)	—	—

	(5,822)	(363)	(134)

Total provision (benefit)	$(4,571)	$—	$67

        The Company's effective tax rate for 2001, 2000 and 1999 differs from the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2001	2000	1999
U.S. federal statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal taxes	1.4	1.7	0.3
Non-deductible intangible assets	10.5	15.4	—
Change in valuation allowance	(194.1)	17.6	—
Utilization of net operating loss carryfowards	—	—	(35.1)
Research and development credits	(4.1)	—	—
Other	(3.5)	0.3	14.8

Effective tax rate	(154.8)%	0.0%	15.0%

        Deferred tax assets (liabilities) at December 31, 2001 and 2000 consist of the following (in thousands):

	December 31,
	2001	2000
Assets:
Reserves and accruals	$3,415	$3,311
Net operating loss carryforwards	1,911	1,669
Tax credits	1,254	950
Other	190	597

	6,770	6,527
Liabilities:
Other	(451)	(299)
Valuation allowance	—	(5,731)

Net deferred tax assets	$6,319	$497

As reported in the consolidated balance sheet:
Deferred income taxes, current	$4,082	$497
Deferred income taxes, non-current	2,237	—

Net deferred tax assets	$6,319	$497

        The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based upon currently available evidence and other factors, that some portion or all of the deferred tax assets will not be realized. During the fourth quarter of 2001, the Company determined that a valuation allowance was no longer necessary based on an evaluation of current evidence including, among other things, the passage of the Transportation Security Act, and its effect on the Company's estimates of future earnings as well as contracts and customer orders entered into during the fourth quarter of 2001. Accordingly, the Company reversed its deferred tax asset valuation allowance of $5.7 million in the fourth quarter of 2001, which more than offset the provision for the current year's income tax expense.

        At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $5.0 million and $1.1 million, respectively, available to reduce future federal and state taxable income. The Company's federal net operating loss carryforwards expire from 2010 to 2021 and its state net operating loss carryforwards expire in 2011. The Company's tax credit carryforwards of $1.3 million expire from 2005 to 2021. The tax benefit of the net operating loss and credit carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50%, as defined, over a three year period and the timing of utilization of various tax benefits carried forward.

        The Company's income taxes payable have been reduced by the income tax benefits associated with employee stock transactions. These benefits were credited directly to stockholders' equity and amounted to $2.2 million in 2001.

NOTE 11. INDUSTRY SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

        Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has three reportable segments based on financial information regularly reviewed by the Company's management in deciding how to allocate resources and assess performance.

        Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
2001
Revenues:
Product revenues	$36,505	$322	$9,709	$46,536
Service revenues	9,584	107	1,548	11,239
Government contract revenues	—	16,556	—	16,556

Total revenues	$46,089	$16,985	$11,257	$74,331
Net income (loss)	$8,729	$673	$(1,879)	$7,523
December 31, 2001
Total assets	$76,431	$4,935	$8,367	$89,733
2000
Revenues:
Product revenues	$46,499	$307	$11,907	$58,713
Service revenues	8,278	—	1,523	9,801
Government contract revenues	—	10,632	—	10,632

Total revenues	$54,777	$10,939	$13,430	$79,146
Net income (loss)	$318	$7	$(2,131)	$(1,806)
December 31, 2000
Total assets	$57,261	$4,056	$8,015	$69,332
1999
Revenues:
Product revenues	$43,001	$159	$—	$43,160
Service revenues	4,582	—	—	4,582
Government contract revenues	—	10,694	—	10,694

Total revenues	$47,583	$10,853	$—	$58,436
Net income (loss)	$1,457	$17	$(1,091)	$383

        At December 31, 2001, the Company has accounts receivable from customers (including research and development reimbursements from the FAA and other government agencies) located in the United States, Europe, Middle East, Asia Pacific and other areas of $16.8 million, $9.5 million, $248,000, $156,000 and $469,000, respectively. At December 31, 2001, one customer accounted for 37.5% of total accounts receivable and a second customer accounted for 15.5% of total accounts receivable. At December 31, 2000, one customer accounted for 54.7% of total accounts receivable.

        Significant customers which represented 10% or more of total revenues for the respective periods were as follows:

	Year Ended December 31,
	2001	2000	1999
FAA	29%	42%	67%
Defense Advanced Research Projects Agency	0%	2%	11%

        The Company markets its products both domestically and internationally. Total revenues by geographic region, based on the location of the customer placing the order, are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
United States	$50,157	$58,441	$49,830
Europe	17,099	11,939	3,084
Middle East	3,170	1,773	450
Asia Pacific	1,099	5,239	2,979
Other	2,806	1,754	2,093

Total Worldwide Revenues	$74,331	$79,146	$58,436

        Substantially all of the Company's long-lived assets are located in the United States.

NOTE 12. RELATED PARTY TRANSACTIONS

        In 2001, 2000 and 1999, the Company recorded professional and consulting fees of $284,000, $188,000 and $199,000, respectively, as compensation to the Company's directors for services provided as members of the Board of Directors as well as consulting services rendered to the Company not in connection with their services as directors.

        In September 2001, the Company entered into an agreement with Donald & Co. for investment advisory and financing related services. The president of Donald & Co. is a member of the Board of Directors. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company's common stock at a price of $9.95 per share, the closing price of the Company's common stock on the day prior to the date of issuance. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78%, and a contractual life of five years. As of December 31, 2001, no shares of common stock had been purchased under the warrant. One-half of the cash retainer and warrant, related to on-going investment and financial advisory services, is recorded in other current assets and is being amortized over the one-year term of the agreement. The Company recorded amortization expense of $88,000 in 2001. The remaining balance of $350,000, related to services provided in connection with a follow-on offering, is recorded in other non-current assets and will be netted against the proceeds, if any, from the offering in 2002.

        In August 1996, January 1997 and January 1999, the Company entered into consulting agreements with BGI, Inc. ("BGI"), a Virginia-based international consulting firm engaged to assist the Company with the marketing of the Company's EDS products to the U.S. Government. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to the Company's Board of Directors. The Company paid consulting fees for BGI consulting services of $120,000 and $120,000 in 2000 and 1999, respectively, and recorded additional consulting expenses of $108,000 pursuant to an agreement to issue common stock. The agreement expired on December 31, 2000.

NOTE 13. LICENSE AGREEMENTS

        In connection with the formation of the Company, the Company obtained an exclusive, worldwide, and fully-paid license, as amended, from Imatron, Inc. regarding its patents and know-how related to (a) scanners for inspection of mail, freight, parcels, baggage and wood products, and (b) compact medical scanners for military field applications. The license allows the Company to develop, manufacture and sell systems based on a different type of CT technology than is currently incorporated in the Company's CTX Series. The license applies to (a) scanners for the inspection of mail, freight, parcels, baggage and wood products, and (b) compact medical scanners for military field applications. The Company, in exchange, granted to Imatron an exclusive, worldwide and fully paid license under the Company's then existing or future patents and know-how to permit Imatron to utilize such technology in medical scanners other than compact medical scanners for military field applications. The license expires in 2009.

        In April 1999, Quantum entered into a Technology License Agreement with International Business Machines (IBM). This agreement is a 10-year, non-exclusive, non-transferable, worldwide license for certain detection technology. A one-time license fee was paid to IBM. Quantum is subject to royalty payments based upon the net sales price of certain products sold or otherwise transferred by IBM. There is no minimum royalty payment.

        In June 1997, Quantum entered into a joint venture to perform research and development related to certain detection technologies. In exchange for a 38% ownership interest in the joint venture, Quantum granted a non-exclusive, royalty free, perpetual, transferable sub-license on the Superconductor Technology, agreed that the joint venture will be the sole source of fabrication and testing of products developed by the joint venture, and agreed to guarantee one-half of a $200,000 working capital loan to the joint venture. In connection with the formation of the joint venture, Quantum sold equipment to the joint venture in exchange for an eleven-year note receivable of $100,000, bearing interest at 6.7% per annum. In January 1999, Quantum sold sufficient shares to reduce its ownership in the joint venture to 10% and was released from its obligation to guarantee one-half of the working capital loan to the joint venture.

        In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 in 1997, and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension and made the minimum annual royalty of $70,000 for each of the years 1999 through 2001.

        In recognition of development costs incurred by Quantum Design, Inc. ("QD") prior to the spin-out of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. The agreement also established minimum royalty payments of $50,000 in years 1997 and 1998, which were applied against royalties that become due to QD in the respective fiscal years. This agreement expired in 2000.

NOTE 14. LITIGATION

        The Company may be involved, from time to time, in other litigation, including litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in aggregate would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

NOTE 15. BALANCE SHEET COMPONENTS

	December 31,
	2001	2000
	(in thousands)
Accounts receivable, net:
Billed	$16,735	$12,544
Unbilled	10,693	10,056
Other receivables	166	249

Subtotal	27,594	22,849
Less: allowance for doubtful accounts	(355)	(302)

Total	$27,239	$22,547

Inventories:
Raw material and purchased components	$8,148	$9,270
Field service spare parts	9,877	6,240
Work-in-process	5,794	4,162
Finished goods	3,285	535

Total	$27,104	$20,207

Property and equipment, net:
Machinery and equipment	$6,749	$6,077
Self constructed assets	5,550	5,266
Furniture and fixtures	1,139	1,121
Leasehold improvements	3,214	3,013

Subtotal	16,652	15,477
Less: accumulated depreciation and amortization	(10,939)	(8,736)

Total	$5,713	$6,741

Intangible assets, net:
Goodwill	$2,912	$2,547
Developed technologies	1,535	1,535
Acquired workforce	662	662
Patents	362	334
Licenses	83	83
Covenant not to compete	50	50

Subtotal	5,604	5,211
Less: accumulated amortization	(1,593)	(799)

Total	$4,011	$4,412

Accrued liabilities:
Warranty and other reserves	$3,175	$4,352
Accrued employee compensation	5,499	3,172
Income taxes	210	1,302
Other	3,938	2,387

Total	$12,822	$11,213

        Unbilled receivables are comprised of those amounts billable to customers upon satisfaction of certain activities, such as installation and final acceptance, amounts under percentage of completion contracts which are not yet billed at the balance sheet date and other amounts not yet billed due to timing of invoice preparation.

        Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials, and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives which range from three to five years.

        During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization expense for its intangible assets of $794,000, $682,000 and $24,000, respectively.

        At December 31, 2001 and 2000, the Company had $256,000 and $382,000, respectively, of capitalized lease equipment and related accumulated amortization of $183,000 and $195,000, respectively.

NOTE 16. SUBSEQUENT EVENTS

        On February 12, 2002, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933 and expects to sell 2,500,000 shares of common stock in a secondary offering. The Company expects to use the proceeds of the offering for general corporate purposes, including working capital and capital expenditures, and to acquire other complementary products, technologies or businesses when the opportunity arises. In addition, selling stockholder may sell another 500,000 shares of common stock in the offering. The Company would not receive any of the proceeds from the sale of these shares.

        In February 2002, the Transportation Security Administration placed an order with the Company for 100 EDS units as well as parts to build an additional 300 EDS units. The order for the equipment and parts totalled approximately $169.8 million.

        On February 28, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock, previously approved by the Board of Directors, from 20,000,000 shares to 60,000,000 shares and the Company filed an amendment to its certificate of incorporation effecting this increase.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended 2001	Apr. 1	Jul. 1	Sept. 30	Dec. 31
(in thousands, except per share data)
Total revenues	$17,497	$17,400	$16,404	$23,030
Gross profit	6,428	5,337	5,353	8,259
Net income	89	144	447	6,843
Basic income per share	0.01	0.01	0.03	0.51
Diluted income per share	0.01	0.01	0.03	0.43
Quarter ended 2000	Apr. 2	Jul. 2	Oct. 1	Dec. 31
(in thousands, except per share data)
Total revenues	$18,679	$16,982	$22,141	$21,344
Gross profit	5,759	5,222	7,091	7,380
Net income (loss)	(660)	(1,665)	197	322
Basic income (loss) per share	(0.05)	(0.13)	0.02	0.03
Diluted income (loss) per share	(0.05)	(0.13)	0.01	0.02

Invision Technologies, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2001	$302	$168	$—	$115	$355
2000	$171	$188	$101	$158	$302
1999	$40	$170	$—	$39	$171

S-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (2)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)
10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)

10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of InVision Technologies, Inc., dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

QuickLinks

PART I.
Risks Related To Our Business
Risks Related to Ownership of Our Common Stock
PART II.
PART III.
SUMMARY COMPENSATION TABLE
PART IV.
SIGNATURES
INDEPENDENT AUDITORS' REPORT
InVision Technologies, Inc. Consolidated Balance Sheets (In thousands, except share data)
InVision Technologies, Inc. Consolidated Statements of Operations (In thousands, except per share data)
InVision Technologies, Inc. Consolidated Statements of Cash Flows (In thousands)
INVISION TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Invision Technologies, Inc. Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2001, 2000 and 1999 (in thousands)
EXHIBIT INDEX