Form 10-K/A
period 2001-12-31
INVISION TECHNOLOGIES INC
filed 2002-03-25
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        Capacity for Growth.    We believe that our existing manufacturing facilities will enable us to scale to meet increased production volumes in an efficient manner. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We are currently negotiating with CoorsTek, Inc. and one other contract manufacturer to provide additional capacity to produce up to approximately 100 EDS units per month on commercially reasonable terms by the end of 2002, and we may contract with others in the future to increase production even further. We have entered into a letter of intent with CoorsTek and we are negotiating a definitive agreement under which CoorsTek would perform contract manufacturing and assembly services. In anticipation of increased demand for our EDS products, during the fourth quarter of 2001, we conducted discussions with current and potential suppliers of components to assess their ability to meet potential increased demand scenarios. We believe that current or potential second-source suppliers will be able to support increased orders for components.

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

        Manage Growth Through Outsourcing.    We intend to further supplement our internal production capacity through the use of contract manufacturers. We are currently negotiating with CoorsTek and one other contract manufacturer to provide additional capacity to produce up to approximately 100 EDS units per month by the end of 2002, and we may contract with others in the future to increase production even further. We have entered into a letter of intent with CoorsTek and we are negotiating a definitive agreement under which CoorsTek would perform contract manufacturing and assembly services. Through these outsourcing relationships, we intend to extend our manufacturing capacity with minimal increases to fixed costs, and to leverage best practices for the manufacturing of our products.

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

        We believe that our existing manufacturing facilities will enable us to scale to meet increased production volumes in an efficient manner. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We are negotiating with CoorsTek and one other contract manufacturer to outsource additional production. We have entered into a letter of intent with CoorsTek and we are negotiating a definitive agreement under which CoorsTek would perform contract manufacturing and assembly services. We believe that these contract manufacturers will provide the capability to produce approximately 100 additional EDS units per month by the end of 2002.

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

        If we cannot increase production rapidly enough, we may fail to meet the demand for our products, which could result in lost revenue opportunities and market share. During the fourth quarter of 2001, we manufactured a total of 19 EDS units. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We also intend to contract with outside manufacturers, including CoorsTek, to produce approximately 100 additional EDS units per month by the end of 2002. The increase in demand is placing significant demands on our management, working capital and financial and management control systems. For example, to increase production capacity, we are hiring and training a significant number of new employees, ordering key components which have long lead times and training and monitoring our outside contract manufacturers. Even with our anticipated increased capacity, our total production capacity may not be sufficient to meet the significant increase in demand. If the U.S. government is not satisfied that we have sufficient manufacturing capacity to produce significant numbers of our EDS products or, if we fail to deliver EDS products on a timely basis, we may not receive further orders from the U.S. government that we otherwise would have received.

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

        On March 22, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $43.88. As of December 31, 2001, there were 13,539,278 shares of our common stock outstanding held by 270 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

        In November 2000 we entered into an agreement with BGI, Inc., pursuant to which BGI agreed to accept 20,468 shares of our common stock in consideration for services rendered to us by BGI under several consulting agreements and the cancellation of stock options to purchase 6,586 shares of our common stock received by BGI for services previously rendered. We are relying on Section 4(2) of the Securities Act of 1933 for the issuance of these shares, in that BGI is controlled by Morris Busby, one of our directors, and is an accredited investor. We have issued 9,552 of these shares and are in the process of issuing the remaining 10,589 of these shares.

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

Related Party Transactions

        In connection with Messrs. Blum and Turpen joining our board of directors, each of these directors received a grant to purchase 20,000 shares of our common stock, which grants vested over a four-year period. In February 2002, the board of directors amended these grants to cause them to vest over a one-year period. If Mr. Blum and/or Mr. Turpen ceases to be a director prior to four years from the original date of grant, we will be required to take a compensation charge equal to the difference between the fair market value of our common stock on the date of the amendment and the exercise price of the option, multiplied by the number of vested shares that would not have vested had the option not been amended.

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

        In August 1996, January 1997 and January 1999, we entered into consulting agreements with BGI, Inc., a Virginia-based international consulting firm, to assist us with the marketing of our EDS products to the U.S. government. Under these agreements, we agreed to pay an annual retainer to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of this common stock in 2001 and we are currently in the process of issuing the remaining 10,916 shares of common stock. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to our Board of Directors. Following Ambassador Busby's election, we continued this arrangement because we felt that BGI continued to provide needed services to us at market comparable rates. We paid consulting fees to BGI of $120,000 in each of 2000 and 1999. This arrangement expired on December 31, 2000.

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

        In connection with Messrs. Blum and Turpen joining our board of directors, each of these directors received a grant to purchase 20,000 shares of our common stock, which grants vested over a four-year period. In February 2002, the board of directors amended these grants to cause them to vest over a one-year period. If Mr. Blum and/or Mr. Turpen ceases to be a director prior to four years from the original date of grant, we will be required to take a compensation charge equal to the difference between the fair market value of our common stock on the date of the amendment and the exercise price of the option, multiplied by the number of vested shares that would not have vested had the option not been amended.

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

	Beneficial Ownership(2)
Beneficial Owner(1)	Number of Shares	Percent of Total
HARAX Holdings S.A.(3) 22, Rue Marie Adelaide, L-2128 Luxembourg	2,401,582	17.7%
Sergio Magistri(4)	447,350	3.2%
Donald Mattson(5)	26,575	*
Ross Mulholland	—	*
David M. Pillor(6)	263,867	1.9%
François Mesqui(7)	80,106	*
Stephen Blum(8)	100,000	*
Douglas P. Boyd	—	*
Morris D. Busby(9)	42,458	*
Giovanni Lanzara(10)	506,980	3.7%
Bruno Trezza(11)	505,698	3.7%
Louis A. Turpen	—	*
All executive officers and directors as a group (11 persons)(12)	1,973,034	14.6%

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

(9)
Includes 31,542 shares issuable pursuant to options exercisable within 60 days of December 31, 2001. Also includes 10,589 shares to be issued to Ambassador Busby pursuant to a consulting agreement and 327 shares to be issued to BGI, Inc. pursuant to a consulting agreement. Ambassador Busby is president and a controlling shareholder of BGI.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 2001 we recorded professional and consulting fees of $284,000, in 2000 we recorded $188,000 and in 1999 we recorded $199,000, as compensation to our directors for services provided as members of the Board of Directors as well as consulting services rendered to us not in connection with their services as directors.

        In connection with Messrs. Blum and Turpen joining our board of directors, each of these directors received a grant to purchase 20,000 shares of our common stock, which grants vested over a four-year period. In February 2002, the board of directors amended these grants to cause them to vest over a one-year period. If Mr. Blum and/or Mr. Turpen ceases to be a director prior to four years from the original date of grant, we will be required to take a compensation charge equal to the difference between the fair market value of our common stock on the date of the amendment and the exercise price of the option, multiplied by the number of vested shares that would not have vested had the option not been amended.

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

        In August 1996, January 1997 and January 1999, we entered into a consulting agreements with BGI, Inc., a Virginia-based international consulting firm to assist us with the marketing of our EDS products to the U.S. Government. Under these agreements, we agreed to pay an annual retainer to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of this common stock in 2001 and we are currently in the process of issuing the remaining 10,916 shares of common stock. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to our Board of Directors. Following Ambassador Busby's election, we continued this arrangement because we felt that BGI continued to provide needed services to us at market comparable rates. We paid consulting fees to BGI of $120,000 in each of 2000 and 1999. This arrangement expired on December 31, 2000.

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

(a)(3)    Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended.
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)

10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K (Commission File No. 0-20815) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.
(b)	Reports On Form 8-K
(1)	The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2001.
(c)	See Exhibits listed under Item 14(a)(3).
(d)	The financial statement schedules required by the Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2002.

INVISION TECHNOLOGIES, INC.

By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SERGIO MAGISTRI Sergio Magistri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002
/s/ ROSS MULHOLLAND Ross Mulholland	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
Giovanni Lanzara	Chairman of the Board of Directors
* Stephen Blum	Director	March 25, 2002
* Douglas P. Boyd	Director	March 25, 2002
Bruno Trezza	Director
* Louis A. Turpen	Director	March 25, 2002
* Morris Busby	Director	March 25, 2002
* David M. Pillor	Senior Vice President, Sales and Marketing, and Director	March 25, 2002
*By:	/s/ SERGIO MAGISTRI
Sergio Magistri Attorney-in-Fact

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

        In February 2002, the Transportation Security Administration placed an order with the Company for 100 EDS units as well as parts to build an additional 300 EDS units. The order for the equipment and parts totaled approximately $169.8 million.

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

Invision Technologies, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2001	$302	$168	$—	$115	$355
2000	$171	$188	$101	$158	$302
1999	$40	$170	$—	$39	$171

S-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended.
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)
10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)

10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K (Commission File No. 0-20815) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.

(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.

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