Form 10-K/A
period 2001-12-31
INVISION TECHNOLOGIES INC
filed 2002-03-27
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

  •
  developments affecting our competitors.

        For example, immediately prior to the terrorist attacks of September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $45.50 per share through December 31, 2001, which we believe is based on expectations as to increased governmental and other orders for our EDS products. If these expectations are not met, then our stock price could drop dramatically. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock in which case our common stock may decline below the offering price.

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

        On March 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $39.22. As of December 31, 2001, there were 13,539,278 shares of our common stock outstanding held by 270 holders of record.

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

  COMPENSATION OF EXECUTIVE OFFICERS

  Summary of Compensation

        The following table sets forth certain compensation earned by our Chief Executive Officer and our four other executive officers whose salary and bonus for the year ended December 31, 2001 exceeded $100,000, or the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
		Annual Compensation			Securities Underlying Options/ SARs(#)
Name and Principal Postion
	Year	Salary	Bonus			Compensation
Dr. Sergio G. Magistri President and Chief Executive Officer	2001 2000 1999	$240,192 237,900 226,600	$182,000 30,000 —		100,000 61,945 54,880	$4,364 4,392 4,164	(1) (1) (1)
Donald Mattson Senior Vice President and Chief Operating Officer	2001 2000 1999	212,403 21,718 —	169,000 — —		6,300 100,000 —	8,075 362 —	(1) (3)
Ross C. Mulholland Senior Vice President and Chief Financial Officer	2001 2000 1999	155,653 — —	89,900 — —		80,000 — —	4,919 — —	(1)
David M. Pillor Senior Vice President, Sales and Marketing	2001 2000 1999	143,592 141,700 133,880	364,272 123,362 161,964	(2) (2) (2)	68,500 29,150 22,400	3,705 3,687 3,562	(1) (1) (1)
Dr. François Mesqui Vice President and Chief Technology Officer	2001 2000 1999	163,461 160,000 135,000	91,000 101,621 70,952	(4) (4)	54,800 21,863 26,800	329 371 567	(3) (3) (3)

(1)
Represents matching contributions by us to employees' accounts under our 401(k) Plan, and premiums for employees' group term life insurance.

(2)
Includes commissions earned of $364,272 in 2001, $100,362 in 2000, and $100,011 in 1999.

(3)
Consists solely of premiums for employees' group term life insurance.

(4)
Includes commissions earned of $101,621 in 2000 and $30,952 in 1999.

  Stock Option Grants and Exercises

        We grant options to our executive officers under the 2000 Equity Incentive Plan. No options were granted under our previous incentive plan, the 1991 Equity Incentive Plan, in the year ended December 31, 2001. As of December 31, 2001, options to purchase a total of 1,505,650 shares were outstanding under the 1991 Equity Incentive Plan and options to purchase a total of 969,961 shares were outstanding under our 2000 Equity Incentive Plan. As of December 31, 2001, 769,651 shares remained available for grant under the 2000 Equity Incentive Plan.

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

        Percentages shown under "Percentage of Total Options Granted to Employees in 2001" are based on an aggregate of 827,100 options granted to employees, consultants and directors of InVision under our 2000 Equity Incentive Plan during 2001.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percentage of Total Options Granted to Employees in 2001
	Number of Securities Underlying Option Granted
Name			Exercise Price per Share	Expiration Date
					5%	10%
Dr. Sergio G. Magistri	100,000	12.1%	$2.31	2/7/11	$145,463	$368,633
Donald Mattson	6,300	0.8%	2.31	2/7/11	9,164	23,224
Ross C. Mulholland	80,000	9.7%	2.38	3/7/11	119,490	302,811
David M. Pillor	68,500	8.3%	2.31	2/7/11	99,642	252,513
Dr. François Mesqui	54,800	6.6%	2.31	2/7/11	79,714	202,011

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

			Number of Securities Underlying Unexercised Options at December 31, 2001
					Value of Unexercised In-the-Money Options At December 31, 2001
	Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Sergio G. Magistri	—	—	416,587	119,693	$11,188,970	$3,186,578
Donald Mattson	—	—	26,575	79,725	742,701	2,228,104
Ross C. Mulholland	—	—	—	80,000	—	2,193,200
David M. Pillor	—	—	263,867	71,550	7,247,761	1,920,389
Dr. François Mesqui	—	—	80,106	59,357	1,956,945	1,588,166

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

        In August 1996, January 1997 and January 1999, we entered into a consulting agreements with BGI, Inc., a Virginia-based international consulting firm, to assist us with the marketing of our EDS products to the U.S. Government. Under these agreements, we agreed to pay an annual retainer to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of this common stock in 2001 and we are currently in the process of issuing the remaining 10,916 shares of common stock. In March 1998, Ambassador Busby, a controlling shareholder of BGI, was elected to our Board of Directors. Following Ambassador Busby's election, we continued this arrangement because we felt that BGI continued to provide needed services to us at market comparable rates. We paid consulting fees to BGI of $120,000 in each of 2000 and 1999. This arrangement expired on December 31, 2000.

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

(a)(3)    Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (15)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)

10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K (Commission File No. 0-20815) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.
(15)	Previously filed with Amendment No. 1 of this Form 10-K.
(b)	Reports On Form 8-K
(1)	The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2001.
(c)	See Exhibits listed under Item 14(a)(3).
(d)	The financial statement schedules required by the Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2002.

INVISION TECHNOLOGIES, INC.

By:	/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SERGIO MAGISTRI Sergio Magistri	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002
/s/ ROSS MULHOLLAND Ross Mulholland	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002
Giovanni Lanzara	Chairman of the Board of Directors
* Stephen Blum	Director	March 26, 2002
* Douglas P. Boyd	Director	March 26, 2002
Bruno Trezza	Director
* Louis A. Turpen	Director	March 26, 2002
* Morris Busby	Director	March 26, 2002
* David M. Pillor	Senior Vice President, Sales and Marketing, and Director	March 26, 2002
*By:	/s/ SERGIO MAGISTRI
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

Invision Technologies, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2001	$302	$168	$—	$115	$355
2000	$171	$188	$101	$158	$302
1999	$40	$170	$—	$39	$171

S-1

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation. (7)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (15)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant's 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant's 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant's 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4) (5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4) (5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5) (6)
10.38	Registrant's 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)
10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)

10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
Notes to Exhibits
(1)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant's Current Report on Form 8-K (Commission File No. 0-20815) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-20815) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.

(13)	Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-20815) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.
(15)	Previously filed with Amendment No. 1 of this Form 10-K.

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