Form 10-K/A
period 2001-12-31
INVISION TECHNOLOGIES INC
filed 2002-05-08
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(510) 739-2400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Based on the closing price of $42.75 on March 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $457,763,281. For purposes of this computation, voting stock held by directors and executive officers of the Registrant and stockholders holding 5% or more of the Registrant’s outstanding Common Stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the Registrant.

On March 5, 2002, there were 13,940,043 shares of the Registrant’s Common Stock outstanding.

This Amendment No. 3 on Form 10-K/A is being filed to insert the correct Commission File Number for InVision Technologies, Inc. (the “Company”) as referred to in the Annual report on Form 10-K of the Company for the fiscal year ended December 31, 2001 (“Form 10-K”). Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Form 10-K.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)    Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec,  Inc., an Oregon Corporation. (7)

2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (15)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant’s 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant’s 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant’s 2000 Equity Incentive Plan. (3) (5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4)(5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4)(5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5)(6)
10.38	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6,2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)
10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)

10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (16)
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants. (16)

Notes to Exhibits
(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-28236) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-28236) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-28236) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.
(15)	Previously filed with Amendment No. 1 of this Form 10-K.
(16)	Previously filed with Amendment No. 2 of this Form 10-K.

(b)   Reports On Form 8-K.

(1)	The Company did not file any Current Reports on Form 8-K in the quarter ended December 31, 2001.

(c)    See Exhibits listed under Item 14(a)(3).

(d)    The financial statement schedules required by the Item are listed under Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2002.

INVISION TECHNOLOGIES, INC.
By:	/s/ SERGIO MAGISTRI
Sergio Magistri President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec,  Inc., an Oregon Corporation. (7)

2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000. (7)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3.2	Bylaws of Registrant, as amended. (15)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (14)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1	Technology License Agreement, dated September 11, 1990, by and between the Registrant and Imatron, Inc. (1)
10.2	Registrant’s 2001 Equity Incentive Plan, as amended. (3)(5)
10.3	Registrant’s 1996 Employee Stock Purchase Plan, as amended. (5)(12)
10.4	Registrant’s 2000 Equity Incentive Plan. (3)(5)
10.12	Lease, dated as of February 11, 1997, between the Registrant and WHLNF Real Estate L.P. (4)
10.13	Purchase Agreement, dated as of December 24, 1996, between the Registrant and the U.S. Federal Aviation Administration. (4)
10.21	Key Employee Agreement, dated April 22, 1994, between the registrant and Sergio Magistri, and amendment thereto, dated October 16, 1995. (4)(5)
10.22	Key Employee Agreement, dated March 1, 1996, between the Registrant and David M. Pillor. (4)(5)
10.34	Amendment No. 1 to Technology License Agreement between the Registrant and Imatron Inc. dated July 12, 1999. (6)
10.36	Form of Indemnity Agreement between the Registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (5)(6)
10.38	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (8)
10.39	Loan and Security Agreement, dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.40	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the Registrant and Silicon Valley Bank. (9)
10.41	Key Employment Agreement dated November 28, 2000, between the Registrant and Donald E. Mattson. (5)(13)
10.42	Key Employment Agreement dated March 6, 2001, between the Registrant and Ross Mulholland. (5)(10)
10.43	Form of Indemnity Agreement between the Registrant and each of Donald E. Mattson and Ross Mulholland. (5)(10)
10.44	Amendment to Loan Documents, dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.45	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the Registrant and Silicon Valley Bank. (11)
10.46	Director Retainer Agreement, dated August 1, 2001, between the Registrant and Louis A. Turpen. (11)
10.47	Director Retainer Agreement, dated May 30, 2001, between the Registrant and Stephen Blum. (11)
10.48	Warrant to Purchase Common Stock of the Registrant, dated September 26, 2001, to Donald & Co. Securities, Inc. (11)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (16)
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants. (16)

Notes to Exhibits
(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended June 30, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-23413), as amended, originally filed March 14, 1997, and incorporated herein by reference.
(5)	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to item 14(c) of Form 10-K.
(6)	Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-28236) for the year ended December 31, 1999 and incorporated herein by reference.
(7)	Filed as the like-numbered exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 0-28236) filed May 18, 2000.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended April 2, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended October 1, 2000 and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended April 1, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (Commission File No. 0-28236) for the quarterly period ended September 30, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-72864) filed November 6, 2001 and incorporated herein by reference.
(13)	Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission File No. 0-28236) for the year ended December 31, 2000 and incorporated herein by reference.
(14)	Previously filed with the original filing of this Form 10-K.
(15)	Previously filed with Amendment No. 1 of this Form 10-K.
(16)	Previously filed with Amendment No. 2 of this Form 10-K.