Form 10-Q
period 2002-03-31
INVISION TECHNOLOGIES INC
filed 2002-05-15
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10–Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

On May 7, 2002, there were 16,642,169 shares of the Registrant’s Common Stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

Part I. FINANCIAL INFORMATION

Item

1.	Financial Statements

	a.	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001

	b.	Condensed Consolidated Statements of Operations — Three months ended March 31, 2002 and April 1, 2001

	c.	Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2002 and April 1, 2001

	d.	Notes to Condensed Consolidated Financial Statements

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

Part II. OTHER INFORMATION

Item

1.	Legal Proceedings

2.	Changes in Securities and Use of Proceeds

3.	Defaults Upon Senior Securities

4.	Submission of Matters to a Vote of Security Holders

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Signature Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents	$11,755	$11,386
Short-term investments	-	1,992
Accounts receivable, net	32,576	27,239
Inventories	41,002	27,104
Deferred income taxes	4,082	4,082
Other current assets	6,702	5,464
Total current assets	96,117	77,267

Property and equipment, net	5,815	5,713
Deferred income taxes	2,237	2,237
Intangible assets, net	3,948	4,011
Other assets	1,205	505
Total assets	$109,322	$89,733

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$16,527	$8,375
Accrued liabilities	13,134	12,822
Deferred revenue	12,425	4,377
Short-term debt	964	1,880
Current maturities of long-term obligations	192	179
Total current liabilities	43,242	27,633

Long-term obligations	658	680

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized; 14,017,000 and 13,730,000 shares issued; 13,816,000 and 13,539,000 shares outstanding	14	14
Additional paid-in capital	67,755	66,011
Deferred stock compensation expense	(508)	—
Accumulated deficit	(640)	(3,458)
Treasury stock, at cost (201,000 and 191,000 shares)	(1,199)	(1,147)
Total stockholders' equity	65,422	61,420
Total liabilities and stockholders' equity	$109,322	$89,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2002	2001

Revenues:
Product revenues	$26,095	$11,221
Service revenues	3,466	2,557
Government contract revenues	3,637	3,719
Total revenues	33,198	17,497

Cost of revenues:
Product costs	14,917	6,415
Service costs	2,314	1,833
Government contract costs	2,543	2,821
Total cost of revenues	19,774	11,069

Gross profit	13,424	6,428

Operating expenses:
Research and development	3,312	2,850
Selling, general and administrative	5,379	3,470
Total operating expenses	8,691	6,320

Income from operations	4,733	108
Interest expense	(94)	(65)
Interest and other income, net	130	105
Income before provision for income taxes	4,769	148

Provision for income taxes	1,951	59

Net income	$2,818	$89

Net income per share:
Basic	$0.21	$0.01
Diluted	$0.17	$0.01

Weighted average shares outstanding:
Basic	13,684	12,635
Diluted	16,110	13,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2002	2001

Cash flows from operating activities:
Net income	$2,818	$89
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	704	717
Amortization of capitalized software development costs	70	40
Amortization of intangible assets	81	196
Loss on disposal of fixed assets	4	1
Bad debt expense	11	24
Stock compensation expense	279	—

Changes in operating assets and liabilities:
Accounts receivable	(5,348)	(3,262)
Inventories	(13,908)	(1,426)
Other current assets	(1,369)	(350)
Other noncurrent assets	(735)	—
Accounts payable	8,152	286
Accrued liabilities	368	(1,233)
Deferred revenue	8,048	96
Other long-term obligations	4	15
Net cash used in operating activities	(821)	(4,807)

Cash flows from investing activities:
Purchases of property and equipment	(762)	(540)
Proceeds from short-term investments	1,992	—
Net cash provided by (used in) investing activities	1,230	(540)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	(916)	3,715
Repayments of long-term debt	(54)	(111)
Proceeds from issuance of common stock	930	77
Net cash provided by (used in) financing activities	(40)	3,681

Net change in cash and cash equivalents for the period	369	(1,666)
Cash and cash equivalents at beginning of period	11,386	11,908
Cash and cash equivalents at end of period	$11,755	$10,242

Supplemental disclosures of cash flow information:
Interest paid	$208	$34
Income taxes paid	$2	$394

Supplemental disclosures of noncash investing and financing activities:
Financing obligations incurred for the purchase of new equipment	$41	$—
Issuance of common stock in connection with consulting agreement	$56	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Summary of Significant Accounting Policies

                Interim Unaudited Financial Information

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A filed on March 27, 2002.

        Operating results for the three month period ended March 31, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002 or any other future period.

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”   This standard addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  Since adopting SFAS 142, the Company no longer amortizes the carrying value of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000.  The Company has not yet performed the impairment tests required by the standard.

The following reconciles reported net income and net income per share to the adjusted net income and net income per share as if the Company had followed the amortization provisions of SFAS 142 for the periods presented below (in thousands, except per share data):

	Three Months Ended
	March 31, 2002	April 1, 2001

Net income:
As reported	$2,818	$89
add: goodwill amortization expense, net of taxes	—	65
add: acquired workforce amortization expense, net of taxes	—	41
As adjusted	$2,818	$195

Basic net income per share:
As reported	$0.21	$0.01
As adjusted	$0.21	$0.02

Diluted net income per share:
As reported	$0.17	$0.01
As adjusted	$0.17	$0.01

                Accounting for the Impairment or Disposal of Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

2.             Net Income Per Share

        Basic net income per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted net income per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended
	March 31, 2002			April 1, 2001
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$2,818	13,684	$0.21	$89	12,635	$0.01
Effect of dilutive securities:
Options and warrants	—	2,396	(0.04)	—	457	—
Stock payable in connection with acquisition of subsidiary	—	30	—	—	650	—

Diluted net income per share	$2,818	16,110	$0.17	$89	13,742	$0.01

3.             Segment Information

The Company has three reportable segments.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography (“CT”) technology.  The “Quantum” segment is comprised of the business unit that is engaged in the development of technology for inspection, detection and analysis of explosives, concealed weapons and other materials based on quadrupole resonance technology and passive magnetic sensing.   The “Wood” segment is comprised of those business units that are engaged in the development of technology to optimize the value and yield of harvested timber based on different types of scanning technologies, including CT technology.

Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
First quarter 2002
Revenues:
Product revenues	$23,178	$652	$2,265	$26,095
Service revenues	3,035	12	419	3,466
Government contract revenues	—	3,637	—	3,637
Total revenues	$26,213	$4,301	$2,684	$33,198

Net income (loss)	$3,097	$264	$(543)	$2,818

March 31, 2002
Total assets	$96,288	$5,544	$7,490	$109,322

First quarter 2001
Revenues:
Product revenues	$9,394	$—	$1,827	$11,221
Service revenues	2,150	—	407	2,557
Government contract revenues	—	3,719	—	3,719
Total revenues	$11,544	$3,719	$2,234	$17,497

Net income (loss)	$795	$78	$(784)	$89

December 31, 2001
Total assets	$76,431	$4,935	$8,367	$89,733

                Substantially all of the Company’s long-lived assets are located in the United States.

4.             Stockholders’ Equity

On February 28, 2002, the Company’s stockholders approved an increase in the number of authorized shares of common stock, previously approved by the Board of Directors, from 20,000,000 shares to 60,000,000 shares and the Company filed an amendment to its certificate of incorporation effecting this increase.

On March 27, 2002, the Company filed an amended Form S-3 Registration Statement under the Securities Act of 1933 and announced the public offering of 3,000,000 shares of its common stock to the public at a price of $36.50 per share.  The offering was completed on April 2, 2002 (see Note 8). Of the shares, 2,500,000 shares were offered by the Company in a new financing and 500,000 shares were offered by a selling stockholder.  Additionally, certain selling stockholders granted an option to the underwriters to purchase up to 450,000 shares of common stock at the public offering price, less the underwriting discount.  The Company did not receive any proceeds from the sale of common stock by selling stockholders.

5.             Inventories

        The components of inventory consist of the following (in thousands):

	March 31,	December 31,
	2002	2001
Inventories:
Raw material and purchased components	$15,526	$8,148
Field service spare parts	11,264	9,877
Work-in-process	10,626	5,794
Finished goods	3,586	3,285
Total	$41,002	$27,104

6.             Accrued Liabilities

        The components of accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2002	2001
Accrued liabilities:
Warranty and other reserves	$3,827	$3,175
Accrued employee compensation	4,161	5,499
Income taxes	2,175	210
Other	2,971	3,938
Total	$13,134	$12,822

7.             Litigation

        The Company is involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

8.             Subsequent Event

        On April 2, 2002, the Company closed a public offering of 3,000,000 shares of common stock.  In this offering, the Company sold 2,500,000 shares and received net proceeds of approximately $85 million (net of issuance costs). The Company expects to use these proceeds for general corporate purposes, including working capital and capital expenditures, and to acquire other complementary products, technologies or businesses when the opportunity arises.   A selling stockholder sold another 500,000 shares of common stock in the offering and certain selling stockholders sold 450,000 shares to underwriters who exercised their over-allotment option.  The Company did not receive any proceeds from the sale of the shares by selling stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below includes forward-looking statements that involve risks and uncertainties. When used in this discussion, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions identify these forward-looking statements. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include:

•                  The timing and size of orders from our major customers, including most prominently the Transportation Security Administration, or TSA, and the Federal Aviation Administration, or FAA;

•                  The TSA may decide to purchase non-FAA certified EDS products, or the FAA may lower its requirements for certification, which would enable technologies and products that do not meet current FAA-certification standards to become certified, which could substantially increase competition.

•                  If our manufacturing capacity is not sufficient to meet demand for our EDS products, or our suppliers do not supply us with components in a timely manner, customers will obtain EDS products from other sources;

•                  Many of our customers are governmental entities subject to budgeting limitations, which may limit the amount of our products they can purchase;

•                  We have granted a royalty-bearing limited license to the U.S. government to have our products produced by other manufacturers, and if these other manufacturers produce our products we may lose expected revenue opportunities;

•                  Because of the increased market for our EDS products, new competitors may enter the market, which could substantially increase competition; and

•                  We rely on large orders from a few customers, and the loss of any large order would materially hurt our business.

Additional factors that could cause or contribute to such differences are discussed in “Business Risks” below and are also set forth under the caption “Risk Factors” in “Item 1. Business” of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 27, 2002.

Overview

                InVision Technologies, Inc. is organized under three segments.  Our EDS business manufactures CT-based detection products used by the aviation industry to screen baggage for explosives.  Our wholly-owned subsidiary, Quantum Magnetics, or Quantum, utilizes quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials.  Our Wood division consists of Inovec, Inc., or Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT technology to increase the value of harvested timber.

                Our revenues are primarily comprised of:

•                  EDS product revenues, which include revenues from sales of CTX systems, accessories, and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues.  Our EDS product sales accounted for 69.8% of our total revenues in the first quarter of 2002 and 53.7% of our total revenues in the first quarter of 2001. Our EDS service revenues accounted for 9.1% of our total revenues in the first quarter of 2002 and 12.3% of our total revenues in the first quarter of 2001;

•                  Quantum government contract revenues, which include revenues primarily from development contracts utilizing QR and magnetic sensing technologies with government agencies and private entities, and Quantum product revenues, which include revenues from sales of Q-Scan and portal systems for commercial use.  Our Quantum government contract revenues accounted for 11.0% of our total revenues in the first quarter in 2002 and 21.3% of our total revenues in the first quarter in 2001.  Our Quantum product revenues accounted for 2.0% of our total revenues in the first quarter of 2002.  We had no Quantum product revenues in the first quarter of 2001;

•                  Wood product revenues, which include revenues from the sales of control and automation systems for material processing equipment and related accessories, installation and configuration, and Wood service revenues, which include revenues from repairs and other service related to product support.  Our Wood product sales accounted for 6.8% of our total revenues in the first quarter of 2002 and 10.4% of our total revenues in the first quarter of 2001.

                We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators.  In the United States, we market our products and services primarily through direct sales personnel.  Internationally, we use a direct sales force and authorized representatives to sell our products.  International sales represented 32.8% of total revenues in the first quarter of 2002 and 18.7% of total revenues in the first quarter of 2001.

                In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers.  For example, in the first quarter in 2002, six customers accounted for all of our EDS units sold during the quarter, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year.  The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from a small number of customers for a substantial portion of our revenues.  Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. For the first quarter in 2002, we generated $14.3 million from EDS sales to our largest customer, the FAA, and subsequent to the formation of the TSA, to the TSA, representing 43.0% of total revenues.  For the first quarter in 2001, we generated $8.3 million from EDS sales to the FAA, representing 47.2% of total revenues.  There were no other EDS customers who accounted for more than 10% of total revenues in the first quarters of 2002 and 2001. As of March 31, 2002, we had in backlog EDS equipment orders and service agreements of $384 million, primarily consisting of two orders from the TSA for multiple CTX 2500 and CTX 5500 systems and for parts sufficient to build an additional 100 CTX systems.  In connection with these orders, the TSA required that we grant the TSA a royalty-bearing license to enable other manufacturers to build EDS products for the TSA based on our technology.    Additional orders for CTX equipment, including systems from the parts ordered, will be dependent on various factors, including future U.S. government funding appropriations.

Results of Operations

                The following table sets forth certain income and expenditure items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended
	March 31,	April 1,
	2002	2001

Revenues:
Product revenues	78.6%	64.1%
Service revenues	10.4	14.6
Government contract revenues	11.0	21.3
Total revenues	100.0	100.0

Cost of revenues:
Product costs	44.9	36.7
Service costs	7.0	10.5
Government contract costs	7.7	16.1
Total cost of revenues	59.6	63.3

Gross margin	40.4	36.7

Operating expenses:
Research and development	9.9	16.3
Selling, general and administrative	16.2	19.8
Total operating expenses	26.1	36.1

Income from operations	14.3	0.6
Interest expense	(0.3)	(0.4)
Interest and other income, net	0.4	0.6
Income before provision for income taxes	14.4	0.8

Provision for income taxes	5.9	0.3

Net income	8.5%	0.5%

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended April 1, 2001

                Revenues. EDS product revenues were $23.2 million in the first quarter of 2002, an increase of 146.7% from the $9.4 million in the first quarter of 2001.  This increase in system sales and related accessories is reflective of the increase in orders received from the FAA and TSA, as well as international customers, in late 2001 and early 2002 resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001.  EDS service revenues were $3.0 million for the first quarter of 2002, an increase of 41.2% from the $2.2 million in the first quarter of 2001.  As warranty periods expired on systems which were installed a year ago, we have increased service contract revenues for new support and maintenance agreements and more billable time and material type of services provided on a greater installed base of systems.  As of March 31, 2002, we had in backlog EDS equipment orders and service agreements of $384 million, primarily consisting of  two orders from the TSA for multiple CTX 2500 and CTX 5500 systems and for parts sufficient to build an additional 100 CTX systems.

                Quantum’s government contract revenues decreased slightly to $3.6 million for the first quarter of 2002 from the $3.7 million in the first quarter of 2001.  During the first quarter of 2002, $2.7 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 62.8% of Quantum revenues, and during the first quarter of 2001, $2.7 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 73.3% of Quantum revenues.   As of March 31, 2002, we had Quantum government contract backlog of approximately $9.3 million, primarily for development of landmine detection technologies.   We anticipate that government contract revenues for landmine detection technologies will decrease in 2002 compared to the previous year.  This is a result of a reduced need for subcontract support for the landmines contracts in 2002, as outsourced milestones are completed.  However, we expect to receive new grants and awards for other development activities in 2002 and continued growth in Quantum’s commercial product revenues compared to the prior year.  Quantum’s product revenues were $652,000 in the first quarter of 2002. We had no Quantum product revenues in the first quarter of 2001.

                Wood product revenues were $2.3 million in the first quarter of 2002, an increase of 24.0% from the $1.8 million in the first quarter of 2001.   The increase in Wood product revenues is primarily due to more sales of machinery that we acquire from vendors and sell to customers without modification by Inovec in the first quarter of 2002 compared to the same period a year ago, partially offset by a slight decrease in revenues from sales of equipment manufactured by Inovec.  Wood service revenues increased slightly to $419,000 in the first quarter of 2002 from $407,000 in the first quarter of 2001.  As of March 31, 2002, we had in backlog Inovec equipment orders and service agreements of $725,000.  We are still developing the CT based log scanner and had no related revenues in the first quarter of 2002 or backlog at March 31, 2002.

                Gross Profit.  Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty.  Cost of EDS service revenues primarily consists of direct labor and materials and customer support overhead.  In any given period, our gross profit for products and services may be affected by several factors, including revenue mix, volume of systems manufactured in the period, product configuration, location of the installation and complexity of integration into various environments.

                Gross profit for EDS products was $10.4 million in the first quarter of 2002, an increase of 151.1% from the $4.1 million in the first quarter of 2001.  Gross margin percentages for EDS products were 44.8% in the first quarter of 2002 and 44.1% in the first quarter of 2001.  The increase in gross profit for EDS products is due to higher EDS product revenues in the first quarter of 2002 compared to the same period a year ago.  The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from the increased production of more units in the first quarter of 2002 compared to the same period a year ago.  The change in gross margin percentages are also affected by variations in the mix of product types and pricing factors among domestic and international customers in the first quarter of 2002.   To support the expansion of production capacity of our EDS products, we signed a letter of intent with CoorsTek, Inc. in the first quarter of 2002 to become a contract manufacturing partner.

                Gross profit for EDS services were $931,000 in the first quarter of 2002, an increase of 75.3% from $531,000 in the first quarter of 2001. Gross margin percentages for EDS services were 30.7% in the first quarter of 2002 and 24.7% in the first quarter of 2001.  The increase in gross profit for EDS services is primarily due to increased EDS service revenues in the first quarter of 2002 compared to the same period a year ago.  The improvement in EDS service gross margin percentages is primarily due to variations in types of service revenue, such as increased billed time and materials services, partially offset by increased customer support overhead costs incurred in anticipation of an expected increase in EDS services as more units are sold.

                Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities.    Cost of Quantum product revenues primarily consist of direct labor and materials, overhead, installation, training and warranty.  Gross profit for government contracts was $1.1 million in the first quarter of 2002, a 21.8% increase from $898,000 in the first quarter of 2001.  Gross margin percentages were 30.1% in the first quarter of 2002 and 24.1% in the first quarter of 2001.  The increase in gross profit and the improvements in gross margin percentages for government contracts are primarily due to fewer outside engineering services being required on a landmines contract, which services typically carry a slightly lower margin, in the first quarter of 2002 compared to the same period a year ago.   Our contract with an outside services firm was substantially completed in early 2002 upon completion of certain milestones in the vehicle-mounted landmines detection contract.    Gross profit for Quantum products was $227,000 and the gross margin percentage was 34.8% in the first quarter of 2002.  Quantum had no product sales in the first quarter of 2001.

                Gross profit for Wood products was $557,000 in the first quarter of 2002, a decrease of 16.5% from $667,000 in the first quarter of 2001.  Gross margin percentages were 24.6% in the first quarter of 2002 and 36.5% in the first quarter of 2001.  The decrease in gross profit and gross margin percentages for Wood products is primarily due to a higher portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in the first quarter of 2002 compared to the same period a year ago.  Gross profit for Wood services were $216,000 in the first quarter of 2002 and $193,000 in the first quarter of 2001.  Gross margin percentages for Wood services were 51.6% in the first quarter of 2002 and 47.4% in the first quarter of 2001.

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

                Gross research and development expenses for EDS were $2.9 million in the first quarter of 2002, an increase of 9.9% from the $2.6 million in the first quarter of 2001.  Research and development contracts and grants from the FAA and other government agencies funded $489,000 of our gross research and development expenses for EDS in the first quarter of 2002 and $646,000 in the first quarter of 2001. Net research and development expenses for EDS were $2.4 million in the first quarter of 2002, an increase of 21.0% from the $2.0 million in the first quarter of 2001.  Net research and development expenses for EDS as a percentage of EDS revenues were 9.2% in the first quarter of 2002 and 17.3% in the first quarter of 2001.   The increase in gross research and development expenses for EDS is primarily due to higher costs incurred for the development of ARGUS and an increased focus on a number of initiatives to support our growth, such as product enhancements and sustaining engineering support to the production process, in the first quarter of 2002 compared to the same period a year ago.   The increase in net research and development expenses for EDS is primarily due to more efforts spent on the ARGUS development program, as well as less funding received from the grant, representing our cost-sharing portion of the program, in the current quarter compared to the same period a year ago.  We anticipate that we will continue to incur our cost-sharing portion of costs for the continued development of the ARGUS program, which will not be reimbursed by the FAA, over the next few quarters as we approach the end of the program.

                Research and development expenses for Quantum were $416,000 in the first quarter of 2002, an increase of 117.8% from $191,000 in the first quarter of 2001.  Research and development expenses for Quantum as a percentage of Quantum revenues were 9.7% in the first quarter of 2002 and 5.1% in the first quarter of 2001.  The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products, such as the i-Portal 100 system, in the first quarter of 2002 compared to the same period a year ago.

                Research and development expenses for Wood were $476,000 in the first quarter of 2002, a decrease of 27.8% from $659,000 in the first quarter of 2001.  Research and development expenses for Wood as a percentage of Wood revenues were 17.7% in the first quarter of 2002 and 29.5% in the first quarter of 2001.  The decrease in expenses is primarily due to a reduced effort on the development of a log scanning system based on CT technology to optimize the value of harvested timber, resulting from a temporary reallocation of engineering resources to support the rapid growth of the EDS business.

                Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

                Selling, general and administrative expenses for EDS were $3.9 million in the first quarter of 2002, an increase of 110.6% from the $1.9 million in the first quarter of 2001.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 14.9% in the first quarter of 2002 and 16.0% in the first quarter of 2001.  The increase in selling, general and administrative expenses for EDS in absolute dollars is primarily due to higher sales commissions resulting from higher EDS revenues in the current quarter, and also due to increases in employee headcount, consultants and professional fees, such as investor and public relations, and insurance costs, all related to the growth of our business resulting from the increase in orders received from the FAA, TSA, and international customers, in the first quarter of 2002 compared to the same period a year ago.

                Selling, general and administrative expenses for Quantum were $646,000 in the first quarter of 2002, an increase of 2.7% from $629,000 in the first quarter of 2001.  Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 15.0% in the first quarter of 2002 and 16.9% in the first quarter of 2001.  The increase in expenses in absolute dollars is primarily due to an increase of marketing activities associated with commercial products.

                Selling, general and administrative expenses for Wood were $836,000 in the first quarter of 2002, a decrease of 15.6% from $991,000 in the first quarter of 2001.  Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 31.1% in the first quarter of 2002 and 44.4% in the first quarter of 2001.  The decrease in expenses is primarily due to a reduction of amortization expense for goodwill and certain intangibles of approximately $106,000 in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, which is effective on January 1, 2002.   SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.

                Interest Expense.  Interest expense was $94,000 in the first quarter of 2002 and $65,000 in the first quarter of 2001. Interest expense resulted primarily from debt financing associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums.  The increase in interest expense is primarily due to increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in the first quarter of  2002 compared to the same period a year ago.

                Interest and Other Income, Net.  Interest and other income, net, increased to $130,000 in the first quarter of 2002 from $105,000 in the first quarter of 2001.  The 2002 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $57,000 and other income (net) of $73,000, primarily foreign exchange gains on outstanding foreign exchange forward contracts at March 31, 2002.  The 2001 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $114,000, partially offset by other expense (net) of $9,000.  The decrease in interest income is primarily due to lower average cash balances and lower interest rates in the first quarter of 2002 compared to the first quarter of 2001.

                Provision for Income Taxes.  The provision for income taxes was $2.0 million in the first quarter of 2002 and $59,000 in the first quarter of 2001.   Our effective tax rate was 40.9% in the first quarter of 2002 and 39.9% in the first quarter of 2001.  Our effective tax rate was different than statutory tax rates primarily due to certain permanent differences between book and taxable income.  At December 31, 2001, we had federal net operating loss carryforwards of approximately $5.0 million and state net operating loss carryforwards of approximately $1.1 million available to reduce future federal and state taxable income.  Our federal net operating loss carryforwards expire from 2010 to 2021 and our state net operating loss carryforwards expire in 2011.  Our tax credit carryforwards of $1.3 million expire from 2005 to 2021.

Liquidity and Capital Resources

                At March 31, 2002, we had $11.8 million in cash, cash equivalents and short-term investments, compared to $13.4 million at December 31, 2001.  Working capital was $52.9 million at March 31, 2002 compared to $49.6 million at December 31, 2001.   On April 2, 2002, we closed a public offering of shares of our common stock to the public, in which we sold 2,500,000 shares at a price of $36.50 per share, resulting in net proceeds to us of approximately $85 million.

                Net cash used in operating activities was $821,000 in the first quarter of 2002, compared to $4.8 million in the first quarter of 2001.  Cash used in operating activities in the first quarter of 2002 primarily resulted from a $13.9 million increase in inventories, a $5.3 million increase in accounts receivable and a $2.1 million increase in other current and non-current assets, partially offset by net income of $2.8 million, an $8.5 million increase in accounts payable and accrued liabilities, an $8.0 million increase in deferred revenues and the $855,000 non-cash effect of depreciation and amortization. Cash used in operating activities in the first quarter of 2001 primarily resulted from a $3.3 million increase in accounts receivable, a $1.4 million increase in inventories and a $1.2 million decrease in accrued liabilities, partially offset by net income of $89,000 and the $1.0 million non-cash effect of depreciation and amortization.

                Net cash provided by investing activities was $1.2 million in the first quarter of 2002, compared to $540,000 used in investing activities in the first quarter of 2001.   Net cash provided by investing activities in the first quarter of 2002 resulted from proceeds from the sale of short-term investments of $2.0 million, partially offset by $762,000 in acquisitions of capital equipment.  Net cash used in investing activities in the first quarter of 2001 resulted from $540,000 in acquisitions of capital equipment.

                Net cash used in financing activities was $40,000 in the first quarter of 2002, compared to $3.7 million provided by financing activities in the first quarter of 2001.  Net cash used in financing activities in the first quarter of 2002 primarily resulted from $916,000 in repayments of short-term debt and $54,000 in repayments of long-term debt, partially offset by $930,000 in proceeds from exercises of incentive stock options and sales under our employee stock purchase plan. Net cash provided by financing activities in the first quarter of 2001 was primarily due to $3.7 million in proceeds from borrowings (net of repayments) of short-term debt and $77,000 in proceeds from sales under our employee stock purchase plan, partially offset by $111,000 in repayments of long-term debt.

                In March 2002, we amended our two line of credit agreements with Silicon Valley Bank.  The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $12.0 million.  The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $4.0 million, or; (b) $10.0 million.  Total borrowings under both agreements cannot exceed $20.0 million.  Borrowings under these agreements bear interest at the bank’s prime rate plus 1.5%, or the bank’s prime rate plus 1.0% if we maintain at least 80% of our cash and cash equivalents at Silicon Valley Bank.   Subsequent to the completion of our public offering in April 2002, the interest rate is the bank’s prime rate plus 1.5%, or the bank’s prime rate plus 1.0% if we maintain at least 50% of our cash and cash equivalents at Silicon Valley Bank.  Borrowings are secured by EDS assets. The agreements expire in February 2003 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit us from paying cash dividends.  We may use proceeds of loans under both lines of credit for general corporate purposes in EDS operations.  At March 31, 2002, we had no borrowings outstanding under these agreements.  However, at March 31, 2002, we had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $7.9 million and foreign exchange contracts for which a 10% reserve of $1.2 million is secured by the lines of credit.  Additionally, we had a reserve of $1.4 million against our lines of credit for a draw-down of a letter of credit which had not been settled by Silicon Valley Bank at March 31, 2002.  We had remaining available borrowing capacity under the lines of credit of $9.5 million at March 31, 2002 based on eligible EDS accounts receivable and inventories as of that date.

                In August 2001, Inovec entered into a line of credit agreement with Pacific Continental Bank.  The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec, Inc.  The agreement bears interest at the bank’s prime rate plus 1.0% with an interest rate floor of 7.25%.  The agreement expires in August 2002 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios.  We may use proceeds from loans under the line of credit for general corporate purposes in Inovec’s operations.  We had borrowings of $360,000 outstanding under this agreement at March 31, 2002.

                We previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At March 31, 2002, we had an outstanding $166,000 term loan due June 2003.  The term loan bears interest at the bank’s prime rate plus 1.5%.

                We believe that existing cash, cash equivalents and short-term investments together with net proceeds from our public offering of common stock of approximately $85 million in April 2002, available borrowings under our lines of credits and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.  However, if we fail to meet required financial covenants in our credit agreements, or our receivables do not support the upper limits of these credit agreements, then we may not be able to have access to further funds under these agreements.  In addition, if we are unable to deliver EDS units in a timely manner under our recent orders from the TSA or if we fail to adhere to the terms of the licensing agreement with the TSA, the TSA may cancel its orders or not place additional orders.  If any of these events occur, our capital resources would be significantly impaired.

Business Risks

Our operating results are difficult to predict and may vary from investor expectations, which could cause our stock price to drop.

Our past operating results have been, and we expect our future operating results to be, subject to fluctuations resulting from a number of factors. We reported net income from 1997 through 1999, we reported a net loss for 2000 and we reported net income for the year ended December 31, 2001 and the quarter ended March 31, 2002. The factors that may cause our results to fluctuate include:

•                  the timing and size of orders from our major customers, including most prominently, the FAA, the TSA, and other government agencies;

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

If we cannot increase production rapidly enough, we may fail to meet the demand for our products, which could result in lost revenue opportunities and market share. During the first quarter of 2002, we manufactured a total of 40 EDS units. We currently have plans that would allow us to expand our internal production capacity to approximately 50 EDS units per month by the end of 2002. We intend to contract with outside manufacturers, including CoorsTek, to produce approximately 100 additional EDS units per month by the end of 2002. The increase in demand is placing significant demands on our management, working capital and financial and management control systems. For example, to increase production capacity, we are hiring and training a significant number of new employees, ordering key components which have long lead times and training and monitoring our outside contract manufacturers. Even with our anticipated increased capacity, our total production capacity may not be sufficient to meet the significant increase in demand. If the U.S. government is not satisfied that we have sufficient manufacturing capacity to produce significant numbers of our EDS products or, if we fail to deliver EDS products on a timely basis, we may not receive further orders from the U.S. government that we otherwise would have received.

For example, in the first quarter of 2002, the TSA ordered 400 of our EDS units to be delivered at specific dates through the end of the third quarter of 2002. If we do not meet the deadline for delivery of these EDS units, the TSA may not place additional orders with us.

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

Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with these suppliers. Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or subassemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause potential customers to seek other suppliers of EDS products. In view of the high cost of many of these components, we do not maintain excess supplies. Our demands for large volumes of these key components may strain the abilities of our suppliers to provide these key components on a timely or expedited basis.   In addition, we may compete with other EDS manufacturers to obtain parts for our EDS products.  If our suppliers experience financial, operational, production or quality assurance difficulties, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

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

Our business exposes us to potential product liability risk, which are inherent in the manufacturing and sale of EDS products. Our machines are not designed to detect, and FAA certification does not require 100% detection of, any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected through our products, which would lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators, the training of the operators, and the maintenance of the products by the customers.

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

We are substantially dependent on orders from the U.S. government, and if the U.S. government fails to continue purchasing our products or cancel existing orders, our business will be harmed.

Through March 31, 2002, substantially all of our orders from United States customers have been funded by the FAA or the TSA, which allocates our products to airports in the United States. EDS sales to the FAA, and subsequent to the formation of the TSA, to the TSA, accounted for 43.0% of our revenues in the first quarter of 2002 and 26.9% of our revenues in the year ended December 31, 2001. The TSA has placed orders with us for 400 EDS units to be delivered at specific dates through the end of the third quarter of 2002, and has placed an order to acquire parts sufficient to build an additional 100 EDS units. The failure of the U.S. government to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

As a result of the Transportation Security Act, the TSA has replaced the FAA as the primary purchasing agent for the U.S. government for our EDS products. We have developed relationships with current FAA personnel over the years regarding the purchase of our products. These FAA personnel may not transfer to the TSA and new individuals may assume authority for purchasing aviation security products at this new agency. Accordingly, our ability to receive future orders from the U.S. government may depend, in part, on our ability to establish new relationships within the TSA.

If the U.S. government purchases non-FAA certified equipment, or if the U.S. government lowers certification standards, to meet the mandate of 100% EDS screening of checked baggage by the end of 2002, we will encounter much stronger competition and lose market share.

The Transportation Security Act mandates that by the end of 2002, 100% of checked baggage must undergo EDS screening. The TSA has announced its intention to meet the 2002 deadline by purchasing a mix of FAA-certified EDS and non-FAA certified explosive detection products. In addition, political pressure to meet the deadline may cause the FAA to lower its requirements for certification, which would enable technologies and products that do not meet current FAA-certification standards to become certified. To the extent that these events occur, we would have to compete against suppliers of these lesser products, which are cheaper than our EDS products, and could decrease our average selling prices, decrease our market share and cause us to sell fewer of our EDS products than we otherwise would to meet the demand created by the Transportation Security Act.

We have granted a royalty-bearing license to the U.S. government to have our products produced by other manufacturers and if these manufacturers produce our products, we may lose expected revenue opportunities.

In connection with orders for 400 EDS units, the TSA required that we grant the TSA a royalty-bearing license to enable other manufacturers to build EDS products based on our technology for the TSA.  With this license, the TSA may purchase EDS products from other manufacturers rather than us, even if we have the manufacturing capacity to build those EDS products. If this happens, the royalty we receive under the license may not fully compensate us for the lost business opportunity.

Further, since licensed manufacturers will be building substantially the same products as us, if we fail to timely deliver EDS products which the TSA has ordered from us, the TSA may not give us the opportunity to cure the failure to deliver, and it may transfer the order from us to a licensed manufacturer.

A substantial number of sales of our EDS products are large orders from a limited number of customers. As a result, order cancellations from any of our customers could have a significant negative impact on our business.

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. For example, we recently received orders from the TSA for 400 EDS units, which exceeds the total number of units sold by us during the past two years. In the first quarter of 2002, six customers accounted for all of our EDS units sold during the quarter, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year. The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from a small number of customers for a substantial portion of our revenues. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period.

The sales cycle for our EDS products is lengthy, and we may expend a significant amount of effort in obtaining sales orders and not receive them.

The sales cycle of our EDS products is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture, install and assimilate our EDS products. Typically, six to twelve months may elapse between a new customer’s initial evaluation of our systems and the execution of a contract. Another three months to a year may elapse prior to shipment of our EDS products as the customer site is prepared and our EDS products are manufactured. In addition, the creation of the TSA may result in additional delays as it develops policies and procedures relating to aviation safety and obtains funding for its safety initiatives, including the purchase of additional EDS products. During the sales cycle we expend substantial funds and management resources but recognize no associated revenue.

Our international sales subject us to risks that could have a material adverse effect on our business.

Sales to countries other than the United States accounted for 32.8% of our revenues in the first quarter of 2002 and 32.5% of our revenues for the year in 2001. A number of factors related to our international sales and operations could adversely affect our business, including:

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

The Transportation Security Act mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002. To meet this mandate the TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA’s orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of increased demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

The U.S. government’s right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

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

•                  diversion of management’s attention from other business concerns;

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

Substantially all of the customers for our EDS products and our other products under development to date have been public agencies or quasi-public agencies, such as the FAA, TSA and airport authorities. Public agencies are subject to budgetary processes and expenditure constraints. In the past, many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems are dependent, in part, upon governmental policies which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001, have resulted in passage of the Transportation Security Act that mandates a small surcharge on each airline ticket purchase to fund airline security, which we expect will increase funding for explosives detection products and technologies. We cannot assure you that these funds will be used to purchase our EDS products, or that other funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

Although multi-year contracts may be authorized in connection with major procurements, governments generally appropriate funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded and additional funds are committed only upon further appropriations.

Under the terms of our contracts with the U.S. government, the government may cancel orders and need only reimburse us for our costs incurred to the date of cancellation of our orders. Consequently, our backlog is not necessarily indicative of future sales. The government’s termination of, or failure to fully fund, one or more of the contracts for our EDS products or our other products under development would harm our business.

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

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. For the three months ended March 31, 2002, we performed reimbursable research and development for EDS products totaling $713,000 from FAA grants and contracts, and for the year ended December 31, 2001, we performed reimbursable research and development for EDS products totaling $8.3 million from FAA grants and contracts. We are also aware that other competitors in the EDS market have received FAA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including quadrupole resonance and passive magnetic sensing. For the three months ended March 31, 2002, we had contract revenues of $3.6 million from the U.S. government for the development of Quantum products, and for the year ended December 31, 2001, we had contract revenues of $16.6 million from the U.S. government for development of Quantum products. We cannot assure you that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

•                  the public’s reaction to our press releases, announcements and our filings with the Securities and Exchange Commission;

•                  changes in earnings estimates or recommendations by research analysts;

•                  changes in our relationships with customers; and

•                  developments affecting our competitors.

For example, immediately prior to the terrorist attacks of September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share through March 31, 2002, which we believe is based on expectations as to increased governmental and other orders for our EDS products. If these expectations are not met, then our stock price could drop dramatically. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Impact of Inflation

                Our international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, we enter into forward contracts to mitigate foreign exchange risk.   We do not enter into market risk sensitive instruments for trading purposes.  In the first quarter of 2002, we entered into foreign exchange forward contracts with notional values of approximately $2.4 million to hedge against foreign exchange risk for contracts with international customers, and at March 31, 2002, we had outstanding contracts totaling $12.2 million with a fair value of approximately $228,000.

                Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and when purchased in foreign currencies, are generally made on an as needed basis.  We have some advance purchase commitments in foreign currencies with a few European suppliers.   We currently do not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, we will continue to monitor the foreign exchange rates and enter into forward exchange contracts to mitigate foreign exchange risk as appropriate.

                Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant, however, we expect they will increase as our installed base increases.

                The impact of inflation has not been material on our operations or liquidity to date.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

In November 2000 we entered into an agreement with BGI, Inc., pursuant to which BGI agreed to accept 20,468 shares of our common stock in consideration for services rendered to us by BGI under several consulting agreements and the cancellation of stock options to purchase 6,586 shares of our common stock received by BGI for services previously rendered. We relied on Section 4(2) of the Securities Act of 1933 for the issuance of these shares, in that BGI is controlled by Morris Busby, one of our directors, and is an accredited investor. We issued 9,552 of these shares in 2001 and issued the remaining 10,589 of these shares in the first quarter of 2002.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on February 28, 2002.  The matter voted at that meeting was to approve an amendment to our  Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 shares to 60,000,000 shares.

Tabulations for the proposal were as follows:

For

Against

Abstain

8,467,499	1,232,362	29,481

Item 5.    Other Information

                Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision
Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (1)
2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust
Company, dated February 23, 2000 (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Bylaws of Registrant, as amended. (3)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.49	Letter Contract between the Registrant and the TSA, dated February 19, 2002 (5)
10.50	Delivery Order #2 from the TSA (5)
10.51	Delivery Order #3 from the TSA (5)
10.52	Amendment to Loan Documents, dated March 4, 2002, between the Registrant and Silicon Valley Bank.
10.53	Amendment to Loan Documents (EXIM Program), dated March 4, 2002, between the Registrant and Silicon Valley Bank.

(1)	Filed as the like-numbered exhibit to Registrant’s Current Report on Form 8-K (Commission File No. 0-28236) filed May 18, 2000.

(2)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

(3)	Filed as the like-numbered exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as the like-numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Confidential treatment has been requested for portions of this exhibit.

(b)                                 The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 2002:

(1)          Current Report on Form 8-K dated March 7, 2002 (Item 5. Other Events — Description of Capital Stock);

(2)          Current Report on Form 8-K dated March 15, 2002 (Item 5.  Other Events — Letter of Intent for Contract Manufacturing with  CoorsTek, Inc.); and

(3)          Current Report on Form 8-K dated April 2, 2002 (Item 5.  Other Events — Order from TSA).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: May 14, 2002	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2002	/s/ Ross Mulholland
Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (1)

2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000 (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Bylaws of Registrant, as amended. (3)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.49	Letter Contract between the Registrant and the TSA, dated February 19, 2002 (5)
10.50	Delivery Order #2 from the TSA (5)
10.51	Delivery Order #3 from the TSA (5)
10.52	Amendment to Loan Documents, dated March 4, 2002, between the Registrant and Silicon Valley Bank.
10.53	Amendment to Loan Documents (EXIM Program), dated March 4, 2002, between the Registrant and Silicon Valley Bank.

(1)	Filed as the like-numbered exhibit to Registrant's Current Report on Form 8-K (Commission File No. 0-28236) filed May 18, 2000.

(2)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-380) or amendments thereto and incorporated herein by reference.

(3)	Filed as the like-numbered exhibit to Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as the like-numbered exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Confidential treatment has been requested for portions of this exhibit.