Form 10-Q
period 2002-06-30
INVISION TECHNOLOGIES INC
filed 2002-08-14
CIK 1005969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On August 8, 2002, there were 16,697,370 shares of the Registrant’s Common Stock outstanding.

InVision Technologies, Inc.

Form 10-Q

INDEX

Part I. FINANCIAL INFORMATION

Item

1.	Financial Statements (Unaudited)

	a.	Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001

	b.	Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 2002 and July 1, 2001

	c.	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and July 1, 2001

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

Signature Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2002	December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$187,010	$11,386
Short-term investments	—	1,992
Accounts receivable, net	54,200	27,239
Inventories	65,472	27,104
Deferred income taxes	4,975	4,082
Other current assets	15,484	5,464
Total current assets	327,141	77,267

Property and equipment, net	6,236	5,713
Deferred income taxes	1,289	2,237
Intangible assets, net	3,859	4,011
Other assets	154	505
Total assets	$338,679	$89,733

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$31,512	$8,375
Accrued liabilities	23,965	12,822
Deferred revenue	116,037	4,377
Short-term debt	1,364	1,880
Current maturities of long-term obligations	184	179
Total current liabilities	173,062	27,633

Long-term obligations	670	680

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized; 16,876,000 and 13,730,000 shares issued; 16,675,000 and 13,539,000 shares outstanding	17	14
Additional paid-in capital	159,548	66,011
Deferred stock compensation expense	(474)	—
Accumulated other comprehensive loss	(1,911)	—
Retained earnings (accumulated deficit)	8,966	(3,458)
Treasury stock, at cost (201,000 and 191,000 shares)	(1,199)	(1,147)
Total stockholders’ equity	164,947	61,420
Total liabilities and stockholders’ equity	$338,679	$89,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Revenues:
Product revenues	$62,001	$10,587	$88,096	$21,808
Service revenues	3,423	2,847	6,889	5,404
Government contract revenues	3,002	3,966	6,639	7,685
Total revenues	68,426	17,400	101,624	34,897

Cost of revenues:
Product costs	35,007	6,941	49,924	13,356
Service costs	2,994	1,866	5,308	3,699
Government contract costs	1,989	3,256	4,532	6,077
Total cost of revenues	39,990	12,063	59,764	23,132

Gross profit	28,436	5,337	41,860	11,765

Operating expenses:
Research and development	4,718	1,907	8,030	4,757
Selling, general and administrative	6,655	3,141	12,034	6,611
Total operating expenses	11,373	5,048	20,064	11,368

Income from operations	17,063	289	21,796	397
Interest expense	(116)	(83)	(210)	(148)
Interest and other (expenses) income, net	(694)	—	(564)	105
Income before provision for income taxes	16,253	206	21,022	354

Provision for income taxes	6,647	62	8,598	121

Net income	$9,606	$144	$12,424	$233

Net income per share:
Basic	$0.58	$0.01	$0.82	$0.02
Diluted	$0.52	$0.01	$0.73	$0.02

Weighted average shares outstanding:
Basic	16,579	12,932	15,132	12,784
Diluted	18,387	13,835	17,124	13,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net income	$12,424	$233
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,383	1,407
Amortization of capitalized software development costs	150	70
Amortization of intangible assets	162	383
Deferred income taxes	55	—
Loss on disposal of fixed assets	430	(7)
Bad debt expense	32	45
Income tax benefits from employee stock transactions	5,088	—
Stock compensation expense	572	—

Changes in operating assets and liabilities:
Accounts receivable	(26,530)	(2,845)
Inventories	(38,358)	(3,937)
Other current assets	(10,345)	(534)
Accounts payable	23,137	506
Accrued liabilities	10,207	(225)
Deferred revenues	111,660	(531)
Other	328	10
Net cash provided by (used in) operating activities	90,395	(5,425)

Cash flows from investing activities:
Purchases of property and equipment	(2,239)	(1,006)
Proceeds from short-term investments, net	1,992	—
Purchase of subsidiary, net of cash acquired	(183)	(267)
Net cash used in investing activities	(430)	(1,273)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	(516)	3,840
Repayments of long-term debt	(99)	(216)
Proceeds from issuance of common stock, net	86,274	147
Net cash provided by financing activities	85,659	3,771

Net change in cash and cash equivalents for the period	175,624	(2,927)
Cash and cash equivalents at beginning of period	11,386	11,908
Cash and cash equivalents at end of period	$187,010	$8,981

Supplemental disclosures of cash flow information:
Interest paid	$258	$104
Income taxes paid	$2	$442

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$1,199	$933
Financing obligations incurred for the purchase of new equipment	$86	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, including the notes thereto, included in the Company’s Annual Report on Form 10-K/A filed on May 8, 2002.

Operating results for the three and six month periods ended June 30, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002 or any other future period.

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”   This standard addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  The Company performed the impairment tests required by the standard and noted no impairment as of January 1, 2002.  Since adopting SFAS 142, the Company no longer amortizes the carrying value of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. The Company also evaluated its other intangible assets and determined that all such assets have determinable lives.

The following reconciles reported net income and net income per share to the adjusted net income and net income per share as if the Company had followed the amortization provisions of SFAS 142 for the periods presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income:
As reported	$9,606	$144	$12,424	$233
add: goodwill amortization expense, net of taxes	—	65	—	130
add: acquired workforce amortization expense, net of taxes	—	41	—	82
As adjusted	$9,606	$250	$12,424	$445

Basic net income per share:
As reported	$0.58	$0.01	$0.82	$0.02
As adjusted	$0.58	$0.02	$0.82	$0.03

Diluted net income per share:
As reported	$0.52	$0.01	$0.73	$0.02
As adjusted	$0.52	$0.02	$0.73	$0.03

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value.  Changes in the fair value of derivatives are recorded each period on current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  SFAS 133, as amended, requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2002, the Company designated certain derivatives as cash flow hedges of foreign exchange risk for contracts with international customers and began applying hedge accounting as defined by SFAS 133.  Accordingly, during the period from May 15, 2002 to June 30, 2002 the Company recorded $1.9 million of other comprehensive loss, representing the net change in the fair value of derivative instruments that were designated and that qualified for hedge accounting and the related receivables.  During the six months ended June 30, 2002, the Company’s derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on receivables related to international sales contracts. The maturity of foreign exchange forward contracts held as of June 30, 2002 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments.  These foreign exchange forward contracts all mature within twelve months.  As of June 30, 2002, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings in the next twelve months.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

2.             Net Income Per Share

Basic net income per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted net income per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities or contracts, which are convertible to common shares such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Six Months Ended
	June 30, 2002			July 1, 2001			June 30, 2002			July 1, 2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share	$9,606	16,579	$0.58	$144	12,932	$0.01	$12,424	15,132	$0.82	$233	12,784	$0.02
Effect of dilutive securities:
Options and warrants	—	1,808	(0.06)	—	639	—	—	1,977	(0.09)	—	548	—
Stock payable in connection with acquisition of subsidiary	—	—	—	—	264	—	—	15	—	—	457	—
Diluted net income per share	$9,606	18,387	$0.52	$144	13,835	$0.01	$12,424	17,124	$0.73	$233	13,789	$0.02

3.             Segment Information

The Company has three reportable segments.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography (“CT”) technology.  The “Quantum” segment is comprised of the business unit that is engaged in funded research and the development of technology for inspection, detection and analysis of explosives, concealed weapons and other materials based on quadrupole resonance technology and passive magnetic sensing.  The “Wood” segment is comprised of those business units that are engaged in the manufacture of systems using laser-based technologies to improve sawmill yield, and the research and development of CT and X-ray technology to increase the value of harvested timber.

Financial information by business segment is as follows (in thousands):

	EDS	Ouantum	Wood	Total

Second quarter 2002
Revenues:
Product revenues	$60,615	$129	$1,257	$62,001
Service revenues	2,878	96	449	3,423
Government contract revenues	—	3,002	—	3,002
Total revenues	$63,493	$3,227	$1,706	$68,426

Net income (loss)	$10,609	$174	$(1,177)	$9,606

June 30, 2002
Total assets	$330,541	$4,663	$3,475	$338,679

Second quarter 2001
Revenues:
Product revenues	$7,346	$54	$3,187	$10,587
Service revenues	2,466	26	355	2,847
Government contract revenues	—	3,966	—	3,966
Total revenues	$9,812	$4,046	$3,542	$17,400

Net income (loss)	$390	$189	$(435)	$144

December 31, 2001
Total assets	$76,431	$4,935	$8,367	$89,733

Six months 2002
Revenues:
Product revenues	$83,793	$781	$3,522	$88,096
Service revenues	5,913	108	868	6,889
Government contract revenues	—	6,639	—	6,639
Total revenues	$89,706	$7,528	$4,390	$101,624

Net income (loss)	$13,706	$438	$(1,720)	$12,424

Six months 2001
Revenues:
Product revenues	$16,740	$54	$5,014	$21,808
Service revenues	4,616	26	762	5,404
Government contract revenues	—	7,685	—	7,685
Total revenues	$21,356	$7,765	$5,776	$34,897

Net income (loss)	$1,185	$267	$(1,219)	$233

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

On March 27, 2002, the Company filed an amended Form S-3 Registration Statement under the Securities Act of 1933 and announced the public offering of 3,000,000 shares of its common stock to the public at a price of $36.50 per share.  In this offering, which closed on April 2, 2002, the Company sold 2,500,000 shares and received proceeds of approximately $85 million, net of issuance costs. The Company expects to use these proceeds for general corporate purposes, including working capital and capital expenditures, and to acquire other complementary products, technologies or businesses when the opportunity arises.   A selling stockholder sold another 500,000 shares of common stock in the offering and certain selling stockholders sold 450,000 shares to underwriters who exercised their over-allotment option.  The Company did not receive any proceeds from the sale of the shares by selling stockholders.

5.             Inventories

The components of inventory consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Inventories:
Raw material and purchased components	$26,744	$8,148
Field service spare parts	12,229	9,877
Work-in-process	20,722	5,794
Finished goods	5,777	3,285
Total	$65,472	$27,104

6.             Accrued Liabilities

The components of accrued liabilities consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Accrued liabilities:
Warranty and other reserves	$6,513	$3,175
Accrued and other reserves	5,959	5,499
Income taxes	3,716	210
Foreign currency forward contracts	3,819	—
Other	3,958	3,938
Total	$23,965	$12,822

7.             Litigation

The Company is involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

8.                                      Subsequent Event

In July 2002, the Company received additional orders from the Transportation Security Administration ("TSA") for $106.8 million in completed systems and parts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below includes forward-looking statements that involve risks and uncertainties. When used in this discussion, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions identify these forward-looking statements. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences are discussed in “Business Risks” below.

Overview

InVision Technologies, Inc. is organized under three segments.  Our EDS business manufactures computed tomography (“CT”) based detection products used by the aviation industry to screen baggage for explosives.  Our wholly-owned subsidiary, Quantum Magnetics, or Quantum, utilizes quadrupole resonance ("QR") and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials.  Our Wood division consists of Inovec, Inc., or Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT and
X–ray technology to increase the value of harvested timber.

Our revenues are primarily comprised of:

•                  EDS product revenues, which include revenues from sales of CTX systems, accessories, and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues.  EDS product sales accounted for 88.6% of our total revenues in the second quarter of 2002 and  42.2% of our total revenues in the second quarter of 2001.  EDS product revenues accounted for 82.5% of our total revenues for the first six months of 2002 and 48.0% of our total revenues for the first six months of 2001.  EDS service revenues accounted for 4.2% of our total revenues in the second quarter of 2002 and 14.2% of our total revenues in the second quarter of 2001.  EDS service revenues accounted for 5.8% of total revenues for the first six months of 2002 and 13.2% of total revenues for the first six months of 2001;

•                  Quantum government contract revenues, which include revenues primarily from development contracts utilizing quadrapole resonance (QR) technology (a derivative of medical MRI) and magnetic sensing technologies with government agencies and private entities, and Quantum product revenues, which include revenues from sales of Q-Scan and portal systems for commercial use.  Our Quantum government contract revenues accounted for 4.4% of our total revenues in the second quarter in 2002 and 22.8% of our total revenues in the second quarter in 2001.  Quantum government contract revenues accounted for 6.5% of our total revenues for the first six months of 2002 and 22.0% of our total revenues for the first six months of  2001;

•                  Wood product revenues, which include revenues from the sales of control and automation systems for material processing equipment and related accessories, installation and configuration, and Wood service revenues, which include revenues from repairs and other service related to product support.  Our Wood product sales accounted for 1.8% of our total revenues in the second quarter of 2002 and 18.3% of our total revenues in the second quarter of  2001.  Wood product sales accounted for 3.5% of total revenues for the first six months of 2002 and 14.4% of total revenues for the first six months of 2001.

We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators.  In the United States, we market our products and services primarily through direct sales personnel.  Internationally, we use a direct sales force and authorized representatives to sell our products.  International sales represented 25.3% of total revenues in the first six months of 2002 and 23.6% of total revenues in the first six months of 2001.

In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers.  For example, during the second quarter in 2002, six customers accounted for all of our EDS units sold during the quarter, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year.  The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from a small number of customers for a substantial portion of our revenues.  Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. For the first six months in 2002, we generated $62.0 million from EDS sales to our largest customer, the FAA, and subsequent to the formation of the TSA, to the TSA, representing 61.0% of total revenues.  For the first six months in 2001, we generated $12.3 million from EDS sales to the FAA, representing 35.2% of total revenues.  There were no other EDS customers who accounted for more than 10% of total revenues in the first six months of 2002 and 2001. As of June 30, 2002, we had in backlog EDS equipment orders and service agreements of $367 million, primarily consisting of two orders from the TSA for multiple CTX 2500 and CTX 5500 systems and for parts sufficient to build an additional 100 CTX systems.  Subsequent to the first six months of 2002, the Company received additional orders from the TSA for $106.8 millions in completed systems and parts.  Additional orders for CTX equipment, including systems from the parts ordered, will be dependent on various factors, including future U.S. government funding appropriations.

Results of Operations

The following table sets forth certain income and expenditure items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Revenues:
Product revenues	90.6%	60.8%	86.7%	62.5%
Service revenues	5.0	16.4	6.8	15.5
Government contract revenues	4.4	22.8	6.5	22.0
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	51.2	39.9	49.1	38.3
Service costs	4.4	10.7	5.2	10.6
Government contract costs	2.9	18.7	4.5	17.4
Total cost of revenues	58.5	69.3	58.8	66.3

Gross margin	41.5	30.7	41.2	33.7

Operating expenses:
Research and development	6.9	11.0	7.9	13.6
Selling, general and administrative	9.7	18.1	11.8	18.9
Total operating expenses	16.6	29.1	19.7	32.5

Income from operations	24.9	1.6	21.5	1.2
Interest expense	(0.2)	(0.5)	(0.2)	(0.4)
Interest and other income (expenses), net	(1.0)	—	(0.6)	0.3
Income before provision for income taxes	23.7	1.1	20.7	1.1

Provision for income taxes	9.7	0.4	8.5	0.3

Net income	14.0%	0.7%	12.2%	0.8%

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended July 1, 2001

Revenues. EDS product revenues were $60.6 million in the second quarter of 2002, an increase of 725% from $7.3 million in the second quarter of 2001.  This increase in system sales and related accessories is reflective of the orders received from the TSA in the first quarter of 2002, as well as international customers in late 2001 and 2002, resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001.  EDS service revenues were $2.9 million for the second quarter of 2002, an increase of 16.7% from $2.5 million in the second quarter of 2001.  As a result of warranty periods expired on systems installed a year ago, we have experienced increased service contract revenues for new support and maintenance agreements and more billable time and material type of services provided on a greater installed base of systems.  As of June 30, 2002, we had in backlog EDS equipment orders and service agreements of $367 million, primarily consisting of two orders from the TSA for multiple CTX 2500 and CTX 5500 systems and for parts sufficient to build an additional 100 CTX systems.

Quantum’s government contract revenues were $3.0 million in the second quarter of 2002, a decrease of 24.3% from $4.0 million in the second quarter of 2001.  During the second quarter of 2002, $1.9 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 59.1% of Quantum revenues, and during the second quarter of 2001, $3.2 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 79.1% of Quantum revenues.  As of June 30, 2002, we had Quantum government contract backlog of approximately $7.0 million, primarily for development of landmine detection technologies.  We anticipate that government contract revenues for landmine detection technologies will continue to decrease in 2002 compared to the previous year.  This is the result of a reduced need for subcontract support for the landmines contracts in 2002, as outsourced milestones are completed.  A reduction in such support needs reduces the amounts of revenue recognized in re-billing subcontract support cost back to the government. In addition, Quantum is shifting internal resources to develop an upgrade to the CTX™ family of explosives detection systems utlizing QR.  This project to combine QR and CT technology is partially funded by a grant of $1 million by the TSA, and partly funded by InVision.  To the extent that Quantum provides future EDS research on an intercompany basis to InVision, the expense of this effort will be reflected as EDS segment R&D expense, and will not be reflected as Quantum revenue.  Quantum’s product revenues were $129,000 in the second quarter of 2002, an increase of 139% from $54,000 in the second quarter of 2001.

Wood product revenues, all contributed to Inovec, were $1.3 million in the second quarter of 2002, a decrease of 60.6% from $3.2 million in the second quarter of 2001.  The decrease in Wood product revenues is primarily due to softness in the wood products industry. Wood service revenues were $449,000 in the second quarter of 2002, an increase of 26.5% from $355,000 in the second quarter of 2001.  As of June 30, 2002, backlog in Inovec equipment orders and service agreements totaled $1.2 million.

Gross Profit.  Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty.  Cost of EDS service revenues primarily consists of direct labor and materials and customer support overhead.  In any given period, our gross profit for products and services may be affected by several factors, including product mix, volume pricing discounts, volume of systems manufactured in the period, product configuration, location of the installation and complexity of integration into various environments.

Gross profit for EDS products was $26.6 million in the second quarter of 2002, an increase of 929% from $2.6 million in the second quarter of 2001.  Gross margin percentages for EDS products were 43.9% in the second quarter of 2002 and 35.2% in the second quarter of 2001.  The increase in gross profit for EDS products is due to higher EDS product revenues in the second quarter of 2002 compared to the same period a year ago.  The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs in the second quarter of 2002 compared to the same period a year ago.  The change in gross margin percentages is also affected to a lesser extent by variations in the mix of product types and pricing factors among domestic and international customers in the second quarter of 2002.  In addition, EDS product gross margins in the prior-year period were negatively impacted due to additional warranty provisions recorded to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.  We expect that gross margins will continue to improve as fixed costs are spread over larger quantities of units produced, with the improvement partially offset by volume-based price reductions in sales to the TSA.  To support the expansion of production capacity of our EDS products, we entered into a Products and Services Agreement with CoorsTek, Inc. in the second quarter of 2002 to provide services as a supply chain manager and contract manufacturer.

Gross profit for EDS services was $137,000 in the second quarter of 2002, a decrease of 82.1% from $766,000 in the second quarter of 2001. Gross margin percentages for EDS services were 4.8% in the second quarter of 2002 and 31.1% in the second quarter of 2001.  The decrease in gross profit for EDS services is primarily due to increased EDS customer support overhead costs necessary to support an increasing installed base of EDS units.  Because product sales are initially covered for support services under warranty, there is approximately a 15 to 18 month time lag from shipment to recognizing any additional service contract revenue tied to the increased sales of EDS products.  However, the EDS product customer is not obligated to purchase support services from us after the warranty period, so additional service contract revenues are not guaranteed by sales.  The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross profit and gross margin for the second quarter of 2002 compared to that in the same period in 2001.

Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded research.  Cost of Quantum product revenues primarily consists of direct labor and materials, overhead, installation, training and warranty.  Gross profit for government contracts was $1.0 million in the second quarter of 2002, a 42.7% increase from $710,000 in the second quarter of 2001.  Gross margin percentages were 33.7% in the second quarter of 2002 and 17.9% in the second quarter of 2001.  The increase in gross profit and the improvements in gross margin percentages for government contracts are primarily due to fewer outside engineering services being required on a landmines contract, in which related services typically carry a slightly lower margin, in the second quarter of 2002 compared to the same period a year ago.  Our contract with an outside services firm was substantially completed in early 2002 upon completion of certain milestones in the vehicle-mounted landmines detection contract.  We do not expect to utilize significant levels of outside services in our current research and, consequently, we anticipate lower Quantum government contract revenues with slightly higher gross margins.

Cost of Wood product revenues primarily consists of purchased materials, manufacturing labor and overhead.  Gross profit for Wood products was $316,000 in the second quarter of 2002, a decrease of 68.5% from $1.0 million  in the second quarter of 2001.  Gross margin percentages were 25.1% in the second quarter of 2002 and 31.5% in the second quarter of 2001.  The decrease in gross profit and gross margin percentages for Wood products is primarily due to softness in the industry. Gross profit for Wood services was $258,000 in the second quarter of 2002 and $201,000 in the second quarter of 2001.  Gross margin percentages for Wood services were 57.5% in the second quarter of 2002 and 56.6% in the second quarter of 2001.

Research and Development.  Research and development expenses consist primarily of compensation paid to personnel engaged in sustaining engineering, as well as new product development activities, amounts paid for outside services, and costs of materials utilized in the development of hardware products, including prototype units.  Research and development expenditures are partially offset by amounts reimbursed by the FAA and other government agencies and private entities under research and development contracts and grants.  These services are provided and reimbursed on a cost basis.

Gross research and development expenses for EDS were $4.1 million in the second quarter of 2002, an increase of 54.2% from $2.6 million in the second quarter of 2001.  Research and development contracts and grants from the FAA and other government agencies funded $51,000 of our gross research and development expenses for EDS in the second quarter of 2002 and $1.5 million in the second quarter of 2001. Net research and development expenses for EDS were $4.0 million in the second quarter of 2002, an increase of 250% from $1.2 million in the second quarter of 2001.  Net research and development expenses for EDS as a percentage of EDS revenues were 6.4% in the second quarter of 2002 and 11.7% in the second quarter of 2001.  The increase in gross research and development expenses for EDS is primarily due to an increased focus on several initiatives to support our growth.  With the goal of 100% screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods.  We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operated at capacity.  We are also devoting significant engineering resources to support the rapid expansion of our manufacturing capacity, and are continuing our development of ARGUS and product enhancements for our existing line of EDS machines.  The increase in net research and development expenses for EDS is primarily due to less funding received from the ARGUS grant in the current quarter compared to the same period a year ago.  We anticipate that we will continue to incur unfunded costs for the continued development of the ARGUS program over the next few quarters as we approach the end of the program.

Research and development expenses for Quantum were $216,000 in the second quarter of 2002, an increase of 173% from $79,000 in the second quarter of 2001.  Research and development expenses for Quantum as a percentage of Quantum revenues were 6.7% in the second quarter of 2002 and 2.0% in the second quarter of 2001.  The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products, such as the i-Portal 100 system, in the second quarter of 2002 compared to the same period a year ago.

Research and development expenses for Wood were $469,000 in the second quarter of 2002, a decrease of 30.6% from $676,000 in the second quarter of 2001.  Research and development expenses for Wood as a percentage of Wood revenues were 27.5% in the second quarter of 2002 and 19.1% in the second quarter of 2001.  The decrease in expenses is primarily due to a temporary reallocation of engineering resources to support the rapid growth of the EDS business from Wood development efforts.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

Selling, general and administrative expenses for EDS were $5.1 million in the second quarter of 2002, an increase of 206% from $1.7 million in the second quarter of 2001.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 8.0% in the second quarter of 2002 and 17.0% in the second quarter of 2001.  The increase in selling, general and administrative expenses for EDS in absolute dollars is primarily due to increases in consultants and professional fees, such as investor and public relations, sales commissions, insurance costs, and employee headcount, all related to the growth of our business resulting from the increase in orders received from the FAA, TSA, and international customers, in the second quarter of 2002 compared to the same period a year ago.  The decrease in selling, general and administrative expenses for EDS as a percentage of revenues is primarily due to the increase in EDS revenues.

Selling, general and administrative expenses for Quantum were $701,000 in the second quarter of 2002, an increase of 37.7% from $509,000 in the second quarter of 2001.  Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 21.7% in the second quarter of 2002 and 12.6% in the second quarter of 2001.  The increase in expenses in absolute dollars is primarily due to an increase in marketing activities associated with commercial products, and the increase in selling, general and administrative expenses as a percentage of Quantum revenues is due both to the increase in absolute dollars and to the decrease in Quantum revenues.

Selling, general and administrative expenses for Wood were $851,000 in the second quarter of 2002, a decrease of 11.7% from $964,000 in the second quarter of 2001.  Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 49.9% in the second quarter of 2002 and 27.2% in the second quarter of 2001.  The decrease in expenses is primarily due to a reduction of amortization expense for goodwill and certain intangibles of approximately $106,000 in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, which was effective on January 1, 2002.  SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The increase in selling, general and administrative expenses as a percentage of Wood revenues is primarily due to the decrease in Wood revenues.

Interest Expense.  Interest expense was $116,000 in the second quarter of 2002 and $83,000 in the second quarter of 2001. The increase in interest expense is primarily due to increased financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in the second quarter of 2002 compared to the same period a year ago.

Interest and Other (Expenses) Income, Net.  Interest and other (expenses) income, net, decreased to a net expense of $694,000 in the second quarter of 2002 from $0 in the second quarter of 2001.  The 2002 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $467,000, more than offset by other expenses (net) of $1.2 million, including a net $759,000 in foreign exchange losses, primarily on outstanding foreign exchange forward contracts at June 30, 2002.  The 2001 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $80,000, offset by other expense (net) of $80,000.

Provision for Income Taxes.  The provision for income taxes was $6.6 million in the second quarter of 2002 and $62,000 in the second quarter of 2001.  Our effective tax rate was 40.9% in the second quarter of 2002 and 30.1% in the second quarter of 2001.  At December 31, 2001, we had federal net operating loss carryforwards of approximately $5.0 million and state net operating loss carryforwards of approximately $1.1 million available to reduce future federal and state taxable income.  Our federal net operating loss carryforwards expire from 2010 to 2021 and our state net operating loss carryforwards expire in 2011.  Our tax credit carryforwards of $1.3 million expire from 2005 to 2021.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended July 1, 2001

Revenues. EDS product revenues were $83.8 million in the first six months of 2002, an increase of 401% from $16.7 million in the first six months of 2001.  This increase in system sales and related accessories is reflective of the increase in orders received from the FAA and TSA, as well as international customers, in late 2001 and 2002, resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001.  EDS service revenues were $5.9 million for the first six months of 2002, an increase of 28.1% from $4.6 million in the first six months of 2001.  As a result of warranty periods expired on systems installed a year ago, we have experienced increased service contract revenues for new support and maintenance agreements and more billable time and material type of services provided on a greater installed base of systems.

Quantum’s government contract revenues were $6.6 million for the first six months of 2002, a decrease of 13.6% from $7.7 million in the first six months of 2001.  During the first six months of 2002, $4.7 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 61.8% of Quantum revenues, and during the first six months of 2001, $5.9 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 76.6% of Quantum revenues. We anticipate that government contract revenues for landmine detection technologies will continue to decrease in 2002 compared to the previous year.  This is the result of a reduced need for subcontract support for the landmines contracts in 2002, as outsourced milestones are completed.  A reduction in such support needs reduces the amounts of revenue recognized in re-billing subcontract support cost back to the government. In addition, Quantum is shifting internal resources to develop an upgrade to the CTX™ family of explosives detection systems utilizing QR.  This project to combine QR and CT technology is partially funded by a grant of $1 million by the TSA, and partly funded by InVision.  To the extent that Quantum provides future EDS research on an intercompany basis to InVision, the expense of this effort will be reflected as EDS segment R&D expense, and will not be reflected as Quantum revenue.  Quantum’s product revenues were $781,000 in the first six months of 2002.  Quantum’s product revenues were $54,000 in the first six months of 2001.

Wood product revenues, all attributed to Inovec, were $3.5 million in the first six months of 2002, a decrease of 29.8% from $5.0 million in the first six months of 2001.  The decrease in Wood product revenues is primarily due to continued softness in the wood products industry. Wood service revenues increased to $868,000 in the first six months of 2002, an increase of 13.9% from $762,000 in the first six months of 2001.

Gross Profit. Gross profit for EDS products was $37.0 million in the first six months of 2002, an increase of 450% from the $6.7 million in the first six months of 2001.  Gross margin percentages for EDS products were 44.2% in the first six months of 2002 and 40.2% in the first six months of 2001.  The increase in gross profit for EDS products is due to higher EDS product revenues in the first six months of 2002 compared to the same period a year ago.  The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs in the first six months of 2002 compared to the same period a year ago.  The change in gross margin percentages is also affected to a lesser extent by variations in the mix of product types and pricing factors among domestic and international customers in the first six months of 2002.  In addition, EDS product gross margins in the prior-year period were negatively impacted due to additional warranty provisions recorded to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.  We expect that gross margins will continue to improve as fixed costs are spread over larger quantities of units produced, with the improvement partially ofset by volume-based price reductions in sales to the TSA.

Gross profit for EDS services was $1.1 million in the first six months of 2002, a decrease of 17.7% from $1.3 million in the first six months of 2001. Gross margin percentages for EDS services were 18.1% for the first six months of 2002 and 28.1% for the first six months of 2001.  The decrease in gross profit for EDS services is primarily due to increased EDS customer support overhead costs necessary to support an increasing installed base of EDS units.  Because product sales are initially covered for support services under warranty, there is approximately a 15 to 18 month time lag from shipment to recognizing any additional service contract revenue tied to the increased sales of EDS products.  However, the EDS product customer is not obligated to purchase support services from us after the warranty period, so additional service contract revenues are not guaranted by sales.  The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross profit and gross margin for first six months of 2002 compared to that in the same period in 2001.

Gross profit for Quantum government contracts was $2.1 million for the first six months of 2002, a 30.7% increase from $1.6 million for the first six months of 2001.  Gross margin percentages were 31.7% for the first six months of 2002 and 20.9% for the first six months of 2001.  The increase in gross profit and the improvements in gross margin percentages for government contracts are primarily due to fewer outside engineering services being required on a landmines contract, in which related services typically carry a slightly lower margin, in the first six months of 2002 compared to the same period a year ago.  Our contract with an outside services firm was substantially completed in early 2002 upon completion of certain milestones in the vehicle-mounted landmines detection contract.  We do not expect to utilize significant levels of outside services in our current research and, consequently, we anticipate lower Quantum government contract revenues with slightly higher gross margins.

Gross profit for Wood products was $873,000 for the first six months of 2002, a decrease of 47.8% from $1.7 million for the first six months of 2001.  Gross margin percentages were 24.8% in the first six months of 2002 and 33.3% for the first six months of 2001.  The decrease in gross profit and gross margin percentages for Wood products is primarily due to softness in the industry. Gross profit for Wood services were $474,000 for the first six months of 2002 and $394,000 for the first six months of 2001.  Gross margin percentages for Wood services were 54.6% for the first six months of 2002 and 51.7% for the first six months of 2001.

Research and Development. Gross research and development expenses for EDS were $7.0 million for the first six months of 2002, an increase of 32.1% from $5.3 million for the first six months of 2001.  Research and development contracts and grants from the FAA and other government agencies funded $540,000 of our gross research and development expenses for EDS for the first six months of 2002 and $2.1 million for the first six months of 2001. Net research and development expenses for EDS were $6.5 million for the first six months of 2002, an increase of 105% from $3.2 million for the first six months of 2001.  Net research and development expenses for EDS as a percentage of EDS revenues were 7.2% for the first six months of 2002 and 14.8% for the first six months of 2001.  The increase in gross research and development expenses for EDS is primarily due to an increased focus on several initiatives to support our growth. With the goal of 100% screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods.  We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operated at capacity.  We are also devoting significant engineering resources to support the rapid expansion of our manufacturing capacity, and are continuing our development of ARGUS and product enhancements for our existing line of EDS machines.  The increase in net research and development expenses for EDS is primarily due less funding received from the ARGUS grant in the first six months of 2002  compared to the same period a year ago.

Research and development expenses for Quantum were $632,000 for the first six months of 2002, an increase of 134% from $270,000 for the first six months of 2001.  Research and development expenses for Quantum as a percentage of Quantum revenues were 8.4% for the first six months of 2002 and 3.5% for the first six month of 2001.  The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products, such as the i-Portal 100 system, in the first six months of 2002 compared to the same period a year ago.

Research and development expenses for Wood were $945,000 for the first six months of 2002, a decrease of 29.2% from $1.3 million for the first six months of 2001.  Research and development expenses for Wood as a percentage of Wood revenues were 21.5% for the first six months of 2002 and 23.1% for the first six months of 2001.  The decrease in expenses is primarily due to a temporary reallocation of engineering resources to support the rapid growth of the EDS business from Wood development efforts.

Selling, general and administrative. Selling, general and administrative expenses for EDS were $9.0 million for the first six months of 2002, an increase of 156% from $3.5 million for the first six months of 2001.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 10.0% for the first six months of 2002 and 16.5% for the first six months of 2001.  The increase in selling, general and administrative expenses for EDS in absolute dollars is primarily due to increases in consultants and professional fees, such as investor and public relations, sales commissions, insurance costs, and employee headcount, all related to the growth of our business resulting from the increase in orders received from the FAA, TSA, and international customers, in the first six months of 2002 compared to the same period a year ago.  The decrease in selling, general and administrative expenses for EDS as a percentage of revenues is primarily due to the increase in EDS revenues.

Selling, general and administrative expenses for Quantum were $1.3 million for the first six months of 2002, an increase of 18.4% from $1.1 million for the first six months of 2001.  Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 17.9% for the first six months of 2002 and 14.7% for the first six months of 2001.  The increase in expenses in absolute dollars is primarily due to an increase in marketing activities associated with commercial products.  The increase in selling, general and administrative expenses as a percentage of Quantum revenues is due both to a $200,000 increase in absolute dollars and to the decrease in Quantum revenues.

Selling, general and administrative expenses for Wood were $1.7 million for the first six months of 2002, a decrease of 13.7% from $2.0 million for the first six months of 2001.  Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 38.4% for the first six months 2002 and 33.9% for the first six months of 2001.  The decrease in expenses is primarily due to a reduction of amortization expense for goodwill and certain intangibles of approximately $212,000 in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, which was effective on January 1, 2002.

Interest Expense.  Interest expense was $210,000 for the first six months of 2002, an increase of 41.9% from $148,000 for the first six months of 2001.  The increase in interest expense is primarily due to increased activities within our financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in the first six months of 2002 compared to the same period a year ago.

Interest and Other (Expenses) Income, Net.  Interest and other income (expenses), net, decreased to a net expense of $564,000 in the six months of 2002 from a net income of $105,000 in the first six months of 2001.  The 2002 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $523,000, more than offset by other expenses (net) of $1.1 million, including a net $688,000 foreign exchange loss, primarily on outstanding foreign exchange forward contracts at June 30, 2002.  The 2001 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $194,000, partially offset by other expense (net) of $89,000, primarily foreign exchange losses.

Provision for Income Taxes.  We recorded a provision for income taxes of $8.6 million in the first six months of 2002 and $121,000 in the first six months of 2001.  Our effective tax rate for the first six months of 2002 was 40.9% and 32.4% in the first six months of 2001.

Liquidity and Capital Resources

At June 30, 2002, we had $187.0 million in cash, cash equivalents and short-term investments, compared to $13.4 million at December 31, 2001.  Working capital was $154.1 million at June 30, 2002 compared to $49.6 million at December 31, 2001.  On April 2, 2002, we closed a public offering of shares of our common stock to the public, in which we sold 2,500,000 shares at a price of $36.50 per share, resulting in net proceeds to us of approximately $85 million.

Net cash provided by operating activities was $90.2 million in the first six months of 2002, compared to $5.4 million used in operating activities in the first six months of 2001.  Cash provided by operating activities in the first six months of 2002 primarily resulted from a $111.7 million increase in deferred revenues (consisting primarily of long-lead deposits on delivery orders from the TSA), a $33.2 million increase in accounts payable and accrued liabilities, net income of $12.4 million enhanced by the $5.1 million non-cash effect of income tax benefits from employee stock transactions, and the $1.7 million non-cash effect of depreciation and amortization, partially offset by a $38.4 million increase in inventories, a $26.5 million increase in accounts receivable, and a $10.3 million increase in other current assets (consisting of approximately $6.0 million of ramp up costs to be recovered from the TSA, and approximately $3.3 million in prepaid inventory purchases).  Cash used in operating activities in the first six months of 2001 primarily resulted from a $3.9 million increase in inventories, a $2.8 million increase in accounts receivable, and a $531,000 decrease in deferred revenues, partially offset by net income of $233,000 and the $1.9 million non-cash effect of depreciation and amortization.

Net cash used in investing activities was $247,000 in the first six months of 2002, compared to $1.3 million in the first six months of 2001.  Net cash used in investing activities in the first six months of 2002 resulted from $2.2 million in acquisitions of capital equipment, offset by proceeds from the sale of short-term investments of $2.0 million.  Net cash used in investing activities in the first six months of 2001 resulted from $1.0 million in acquisitions of capital equipment and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement.

Net cash provided from financing activities was $85.7 million in the first six months of 2002, compared to $3.8 million in the first six months of 2001.  Net cash provided by financing activities in the first six months of 2002 primarily resulted from $86.3 million in net proceeds from the sale of common stock to the public and under the employee stock purchase plan and exercises of incentive stock options, partially offset by $516,000 in repayments of short-term debt, net of proceeds.  Net cash provided by financing activities in the first six months of 2001 was primarily due to $3.8 million in proceeds from borrowings of short-term debt, net of payments, and $147,000 in proceeds from sales under the employee stock purchase plan and exercises of incentive stock options, partially offset by $216,000 in repayments of long-term debt.

In March 2002, we amended our two line of credit agreements with Silicon Valley Bank.  The first agreement provides for maximum borrowings in an amount up to the lower of 80% of eligible domestic EDS receivables or $12.0 million.  The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (i) 70% of eligible raw materials and work-in-process inventory designated for export customers; (ii) 60% of outstanding loans under this agreement, or; (iii) $4.0 million, or; (b) $10.0 million.  Total borrowings under both agreements cannot exceed $20.0 million.  Borrowings under these agreements bear interest at the bank’s prime rate plus 1.5%, or the bank’s prime rate plus 1.0% if we maintain at least 80% of our cash and cash equivalents at Silicon Valley Bank.  Subsequent to the completion of our public offering in April 2002, the interest rate is the bank’s prime rate plus 1.5%, or the bank’s prime rate plus 1.0% if we maintain at least 50% of our cash and cash equivalents at Silicon Valley Bank.  Borrowings are secured by EDS assets. The agreements expire in February 2003 and require that the EDS segment maintain certain levels of tangible net worth and intercompany balances from its wholly-owned subsidiaries, and also prohibit us from paying cash dividends.  We may use proceeds of loans under both lines of credit for general corporate purposes in EDS operations.  At June 30, 2002, we had no borrowings outstanding under these agreements.  However, at June 30, 2002, we had outstanding guarantees to customers through issuance of letters of credit secured by the lines of credit totaling $5.3 million and foreign exchange contracts for which a 10% reserve of $4.3 million is secured by the lines of credit.  Additionally, we had a reserve of $1.4 million against our lines of credit for a draw-down of a letter of credit, which had not been settled by Silicon Valley Bank at June 30, 2002.  We had remaining available borrowing capacity under the lines of credit of $9.1 million at June 30, 2002 based on eligible EDS accounts receivable and inventories as of that date.

In August 2001, Inovec entered into a line of credit agreement with Pacific Continental Bank.  The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec, Inc.  The agreement bears interest at the bank’s prime rate plus 1.0% with an interest rate floor of 7.25%.  The agreement expires in August 2002 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios.  We may use proceeds from loans under the line of credit for general corporate purposes in Inovec’s operations.  We had borrowings of $290,000 outstanding under this agreement at June 30, 2002.

We previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At June 30, 2002, we had an outstanding $133,000 term loan due June 2003.  The term loan bears interest at the bank’s prime rate plus 1.5%.

We believe that existing cash, cash equivalents and short-term investments, available borrowings under our lines of credits and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next 12 months.  However, if we fail to meet required financial covenants in our credit agreements, or our receivables do not support the upper limits of these credit agreements, then we may not be able to have access to further funds under these agreements.  In addition, if we are unable to deliver EDS units in a timely manner under our recent orders from the TSA or if we fail to adhere to the terms of the licensing agreement with the TSA, the TSA may cancel its orders or not place additional orders.  If any of these events occur, our capital resources would be significantly impaired.

Business Risks

A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

We believe that our revenues have the potential to vary significantly from time to time. We believe that these variations may result from many factors including:

•                  the timing and size of orders from our major customers, including most prominently, the TSA, and agencies of other governments;

•                  delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

•                  our ability to expand manufacturing capacity sufficiently to meet any increased demand for our products;

•                  the availability and cost of key components;

•                  a push-back in the December 31, 2002 deadline for 100% checked baggage screening in American airports, and the potential deployment of alternative technologies to meet the deadline;

•                  the acceptance and timing of enhancements to our existing products;

•                  the introduction and acceptance of new products offered by us or our competitors;

•                  changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures;

•                  legislative or other government actions leading to fluctuations in demand for aviation security products and services; and

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

Accordingly, we believe that period-to-period comparisons of our results of operations cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, our operating results have from time to time in the past been, and may again in the future be, different from expectations of public market analysts and investors. Failure to meet market expectations has in the past resulted, and may again in the future result in fluctuations in the trading price of our common stock.

We may not have enough capacity to manufacture a sufficient number of units of our EDS products to meet increased demand, resulting in lost revenue opportunities.

If we cannot produce enough explosives detection systems, we may fail to meet the demand for our products, which could result in lost revenue opportunities and market share. We have contracted with CoorsTek, an outside contract manufacturer, and we may contract with other outside manufacturers, to produce EDS units outside of our own facility to augment our internal production capacity. The increase in demand is placing significant demands on our management, working capital and financial and management control systems. For example, to increase production capacity, we are hiring and training a significant number of new employees, ordering key components which have long lead times and training and monitoring our outside contract manufacturer. Even with our anticipated increased capacity, our total production capacity may not be sufficient to meet the significant increase in demand. If the U.S. government is not satisfied that we have sufficient manufacturing capacity to produce significant numbers of our EDS products or, if we fail to deliver EDS products on a timely basis, we may not receive further orders from the U.S. government that we otherwise would have received.

We depend upon a limited number of suppliers for components of our EDS products, and if we are unable to obtain parts from these suppliers on a timely basis, then we may not be able to deliver our EDS products as required.

Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with these suppliers.  In addition, some of the suppliers of the key components used in our products are our competitors, and they may be motivated not to supply us with the components we need.  Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or sub-assemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause potential customers to seek other suppliers of EDS products. In view of the high cost of many of these components, we do not maintain excess supplies. Our demands for large volumes of these key components may strain the abilities of our suppliers to provide these key components on a timely or expedited basis. In addition, we may compete with other EDS manufacturers to obtain parts for our EDS products.  If our suppliers experience financial, operational, production or quality assurance difficulties,  or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

Rapid increases in production levels could also result in higher costs for components and other increased manufacturing expenses. These higher costs could reduce our profitability. Furthermore, if production is increased inefficiently, manufacturing yields could decline, which may also lower our profitability.

A pushback in the December 31, 2002, deadline for 100% screening of checked baggage in the United States could result in volatility in our business.

The Aviation and Transportation Security Act, signed into law in November 2001, calls for 100% checked baggage screening with EDS by December 31, 2002.  Discussion of altering this deadline, either pushing it back for a defined period of time, or providing flexibility in meeting the deadline on a case-by-case basis, are currently underway.  If the deadline were to be pushed back, our business could be impacted by a slowdown or reduction in future orders, by costs incurred to reduce manufacturing capacity or declining margins, or the development of and certification of competitive products.

If the U.S. government purchases non-FAA certified equipment, or if the U.S. government lowers certification standards, to meet the mandate of 100% EDS screening of checked baggage by the end of 2002, we will encounter additional competition and lose market share.

The Aviation and Transportation Security Act mandates that by the end of 2002, 100% of checked baggage must undergo EDS screening. The TSA has announced its intention to meet the 2002 deadline by purchasing a mix of FAA-certified EDS and non-FAA certified explosive detection products. In late July 2002, the TSA announced a certification regime for the certification of explosives trace detection devices which, together with FAA-certified EDS, would be used to achieve 100% screening of checked baggage. In addition, political pressure to meet the deadline may cause the FAA to lower its requirements for certification of EDS, which would enable technologies and products that do not meet current FAA-certification standards to become certified. To the extent that these events occur, we would have to compete against suppliers of these products, which may be less expensive than our EDS products, and could decrease our average selling prices, decrease our market share and cause us to sell fewer of our EDS products than we otherwise would to meet the demand created by the Act.

Legislative actions could lead to fluctuations in demand for aviation security products and services.

In addition to changing the deadline for screening of checked baggage, other legislation could be introduced that would impact demand for aviation security products and services.  In response to public pressure, fluctuation in concern on the part of voters about aviation security, or for other reasons, the plans for deployment of EDS to screen baggage could be changed.  The Aviation and Transportation Security Act (ATSA) could be amended through legislative action, the legislature could exhibit lack of commitment to fulfilling the mandate of the ATSA, budgetary debates and delays could result in fewer EDS being sold to the TSA, and elected officials who support the EDS program could fail to maintain their offices, any of which events could cause a decrease in the demand for our EDS products.

Future sales of our EDS products will depend on the ability of airports to integrate our EDS units into their baggage handling system, which they may not be able to do.

Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms.  The government is responsible for hiring general contractors to install our EDS products.  If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the United States. There can be no assurance that the government will continue to fund installations and integrations at the current level or at all.  If there is such a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

We believe that a substantial opportunity exists for InVision CTX 9000 DSitm to be integrated into baggage handling systems.  If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance such modifications to in-line baggage handling systems, this opportunity may be limited.

We may not be able to grow our service organization quickly enough to support our EDS units deployed in the field.

We are responsible for the installation and warranty of our EDS units.  With the rapid increase in the number of units being shipped, we are expanding our service organization's capability. EDS units are relatively complex machines, which employ high-speed conveyors and sophisticated imaging technology.  If we are unable to hire and train sufficient service personnel supported by an expanded logistical system, the reliability of our machines could suffer. If this were to occur, there could be a decrease in demand for our products.

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

We are substantially dependent on large orders from a limited number of customers. As a result, order cancellations from any of our customers or the failure to continue to purchase EDS products from these customers could have a significant negative impact on our business.

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers.  Through June 30, 2002, substantially all of our orders from United States customers have been funded by the FAA and TSA, which allocates our products to airports in the United States. EDS sales to the FAA, and subsequent to the formation of the TSA, to the TSA, accounted for 61.0% of our revenues in the first six months of 2002 and 26.9% of our revenues in the year ended December 31, 2001. In the first six months of 2002, seven customers accounted for all of our EDS units sold during the period, and similarly for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year. The failure of these customers, particularly the U.S. government to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

We have granted a royalty-bearing license to the U.S. government to have our products produced by other manufacturers and if these manufacturers produce our products, we may lose expected revenue opportunities.

In connection with orders for EDS units, the TSA required that we grant the TSA a two-year royalty-bearing license to enable other manufacturers to build for the TSA EDS products based on our technology used in these products. With this license, the TSA may purchase EDS products from other manufacturers rather than us, even if we have the manufacturing capacity to build those EDS products. If this happens, the royalty we receive under the license may not fully compensate us for the lost business opportunity.

Further, since licensed manufacturers will be building substantially the same products as we build, if we fail to timely deliver EDS products which the TSA has ordered from us, the TSA may not give us the opportunity to cure the failure to deliver, and it may transfer the order from us to a licensed manufacturer.  The TSA has not exercised this license to date.

The sales cycle for our EDS products is lengthy, and we may expend a significant amount of effort in obtaining sales orders and not receive them.

The sales cycle of our EDS products is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture and install our EDS products. Typically, six to twelve months may elapse between a new customer’s initial evaluation of our systems and the execution of a contract. Another three months to a year may elapse prior to shipment of our EDS products as the customer site is prepared and our EDS products are manufactured. In addition, in the United States, the creation of the TSA and debate on formation of a Department of Homeland Security, as well as budgetary debates in congress, may result in additional delays in the purchase of additional EDS products. During the sales cycle we expend substantial funds and management resources but recognize no associated revenue.

Our international sales subject us to risks that could have a material adverse effect on our business.

Sales to countries other than the United States accounted for 25.3% of our revenues in the first six months of 2002 and 32.5% of our revenues for the year ended December 31, 2001. A number of factors related to our international sales and operations could adversely affect our business, including:

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

The sale of some of our products outside the United States is subject to compliance with the United States International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Because of the increased demand for our EDS products by the U.S. government, we may lose other customers, which could harm our business.

The Aviation and Transportation Security Act mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002. To meet this mandate the TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA’s orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of increased demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

The U.S. government’s right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

In accordance with certain Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using our CT technology. In the event that the U.S. government was to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems would be harmed.

Our future EDS products may fail to obtain certification by the FAA.

We plan to continue to develop new models for our family of EDS products, including through our current participation in the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports. However, we cannot be certain that any new product, including the ARGUS system, if completed, will be certified by the FAA. The failure to gain certification for a product would harm our ability to sell the product, and recognize associated revenues.

Our existing products may fail to obtain re-certification by the FAA for changes in software or parts.

Our existing EDS products can be required to be re-certified by the FAA.  This can happen when a critical component is changed, or we wish to make changes to the EDS software.  When this happens, the affected EDS model requires re-certification by the FAA.  The failure or delay in gaining re-certification for an existing EDS product could harm our ability to continue to sell the product and recognize associated revenues.

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

We believe that our future success will be due, in part, to the continued services of our senior management team. We do not have long-term employment agreements with any of our executive officers. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts. We do not maintain key person life insurance policies for members of our management. In addition, competition for some qualified employees, such as software engineers or other advanced engineering professionals, has intensified in recent years and may become even more intense in the future as the EDS industry expands. Our ability to meet substantial anticipated increases in demand is dependent on our ability to hire and retain technically skilled workers. Our failure to recruit qualified employees in a timely manner and retain them could impair our ability to achieve our growth objectives.

Natural disasters, including earthquakes, may damage our facilities.

Our corporate and manufacturing facilities in California are located near major earthquake faults, which have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster, our facilities may sustain significant damage and our operations could be harmed.

The EDS industry is highly competitive. Given the anticipated large increase in demand for airport security products, competition may increase.

The EDS industry is intensely competitive and we may not compete successfully with our competitors. As a result of increased demand for security systems, additional companies may enter the EDS industry. Some of our competitors, including L-3 Communications Holdings, Inc. and many of the potential new entrants into the EDS industry, have financial, technical, production and other resources substantially greater than ours. Our failure to compete successfully could result in lost sales and could hamper our financial results.

Governmental agencies, the primary customers for our EDS and other products are subject to budget processes, which could limit the demand for these products.

Substantially all of the customers for our EDS products and our other products under development to date have been public agencies or quasi-public agencies, such as the FAA, TSA and airport authorities. Public agencies are subject to budgetary processes and expenditure constraints. In the past, many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas. The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems are dependent, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001, resulted in passage of the Aviation and Transportation Security Act mandating a small surcharge on each airline ticket purchase to fund airline security, which we expect will increase funding for explosives detection products and technologies. We cannot assure you that these funds will be used to purchase our EDS products, or that other funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

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

Our domestic and international competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have patents that will prevent, limit or interfere with our ability to manufacture and sell our products. We have not conducted an independent review of patents issued to third parties. Because of the perceived market opportunity we face, companies possessing technology rights that they believe we might be infringing will now be much more motivated to assert infringement of their rights. These third parties may assert infringement or invalidity claims against us and litigation may be necessary to defend against these claims. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Even successful defenses of patent suits can be costly and time-consuming.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The EDS industry may undergo significant technological development in response to increased demand for aviation security products. A fundamental shift in technology in our product markets could harm us, because we derive substantially all of our revenues from sales of EDS products.

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

We cannot assure you that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis that anticipated markets will exist or develop for new products or services, or that our existing products and services will not become technologically obsolete.

We have received significant amounts of funding from government grants and contracts. We cannot assure you that we will continue to receive this level of funding for future product development.

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. For the six months ended June 30, 2002, we performed reimbursable research and development for EDS products totaling $832,000 from FAA and TSA grants and contracts, and for the year ended December 31, 2001, we performed reimbursable research and development for EDS products totaling $8.3 million from FAA grants and contracts. We are also aware that other competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including quadrupole resonance and passive magnetic sensing. For the six months ended June 30, 2002, we had contract revenues of $6.6 million from the U.S. government for the development of Quantum products, and for the year ended December 31, 2001, we had contract revenues of $16.6 million from the U.S. government for development of Quantum products. We cannot assure you that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

A number of factors could cause the market price of our common stock to fluctuate significantly, including:

•                  terrorist attacks or acts of war;

•                  legislative and regulatory developments related to anti-terrorism efforts or aviation security;

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

For example, immediately prior to the terrorist attacks of September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share through June 30, 2002, which we believe is based on expectations of increased governmental and other orders for our EDS products. If these expectations are not met, then our stock price could drop dramatically. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock.

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

We may become subject to costly and time-consuming class action litigation following significant changes in our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Were such litigation to be commenced against us, we would incur substantial costs and there would be diversion of our management’s attention and resources, which could materially adversely affect our business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

We currently transact business in three foreign currencies worldwide, of which the most significant to our operations is the euro.  The cash flow impact of changes in exchange rates represents the net future cash flows of a 5% or 10% change in the respective foreign currency for the market sensitive instruments summarized in the following table:

			Cash flow impact of change in exchange rates
(in thousands)	Contract Amount	Fair Value as of June 30, 2002	5% Change	10% Change

Foreign currency forward contracts	$42,652	$(3,819)	$2,340	$4,681
Accounts receivable	15,035	16,632	(832)	(1,663)
Firm orders*	31,511	34,472	(1,724)	(3,447)
Accounts payable	(1,107)	(1,183)	59	118

total			$(157)	$(311)

* Firm orders represent orders for which the Company has received a signed purchase order.

The cash flow impact of changes in exchange rates at June 30, 2002 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2001.  The impact of changes in interest rates is not expected to have a material impact on our operations or liquidity.  In addition, the impact of inflation has not been material on our operations or liquidity to date.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

On April 22, 2002, the Company issued the following amounts of unregistered securities as final partial consideration for its acquisition of Inovec, Inc. in 2000:

(1)   17,884 shares of common stock to Andrew Nowak

(2)           6,927 shares of common stock to Alan Bazaaz

(3)           3,540 shares of common stock to Jeffrey Franklin

(4)           3,601 shares of common stock to Kerry Wilson

The shares were issued in reliance on Regulation D promulgated under Section 4(2) of the Securities Act of 1933, in that the recipients of the shares were former shareholders of Inovec, Inc., who were either accredited investors or had an appointed purchaser’s representative who, with the former shareholders, had the financial sophistication and knowledge required under Regulation D.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders was held June 13, 2002.  Matters voted upon at that meeting were:

(i)	The election of three directors to hold office until the 2005 Annual Meeting of Stockholders;
(ii)	The approval of the 2002 Employee Stock Purchase Plan;
(iii)	The approval of the 2000 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 600,000 shares;
(iv)	The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 2002.

Tabulations for each proposal were as follows:

Proposal I.  Election of three directors to hold office until the 2005 Annual Meeting of Stockholders

Director	For	Withheld
Dr. Douglas P. Boyd	14,496,681	90,308
Dr. Bruno Trezza	14,495,637	90,352
Louis A. Turpen	14,492,146	93,843

Dr. Giovanni Lanzara and Ambassador Morris D. Busby continue in office directors until our 2004 Annual Meeting.  Dr. Sergio Magistri, David M. Pillor and Stephen Blum continue in office as directors until our 2003 Annual Meeting.

Proposal II.  To approve the adoption of the 2002 Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-Votes
6,852,902	497,871	53,282	7,181,934

Proposal III.  To approve the 2000 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 600,000 shares

For	Against	Abstain	Broker Non-Votes
5,022,827	2,332,001	49,227	7,181,934

Proposal IV.  Ratification of the selection of Deloitte & Touche LLP

For	Against	Abstain
14,464,186	97,758	24,045

Item 5.    Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (1)

	2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000 (1)
	3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (4)
	4.1	Reference is made to Exhibits 3.1 through 3.3.
	10.54	Amended Delivery Order #2 from the TSA (5)
	10.55	Amended Delivery Order #3 from the TSA (5)
	10.56	Delivery Order #4 from the TSA (5)
	10.57	Amendment to Delivery Order #2
	10.58	Amendment to Delivery Order #3
	10.59	Agreement for Products and Services between the Registrant and CoorsTek, Inc., dated June 10, 2002 (5)
	10.60	First Amendment to Lease Agreement, dated December 10, 1997, between the Registrant and WHLNF Real Estate Limited Partnership
	10.61	Second Amendment to Lease Agreement, dated July 1, 2002, between the Registrant and DMV SUB 4 LLC
	99.1	Certificate of Chief Executive Officer and Chief Financial Officer

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

(b)           The Registrant filed one Current Report on Form 8-K during the quarter ended June 30, 2002.  The Current Report on Form 8-K was filed on April 2, 2002, reporting under Item 5, Other Events, that InVision had received an order from the Transportation Security Administration for an additional 300 EDS units, plus 100 parts kits.  The press release announcing the order was filed as an exhibit to such Current Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: August 14, 2002	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2002	/s/ Ross Mulholland
Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger and Reorganization dated as of February 23, 2000, among InVision Technologies, Inc., a Delaware corporation, InVision Acquisition Corporation, a Delaware corporation, and Inovec, Inc., an Oregon Corporation (1)

2.2	Form of Escrow Agreement between InVision, Merger Sub, the Shareholders and Greater Bay Trust Company, dated February 23, 2000 (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Bylaws of Registrant, as amended. (3)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.54	Amended Delivery Order #2 from the TSA (5)
10.55	Amended Delivery Order #3 from the TSA (5)
10.56	Delivery Order #4 from the TSA (5)
10.57	Amendment to Delivery Order #2
10.58	Amendment to Delivery Order #3
10.59	Agreement for Products and Services between the Registrant and CoorsTek, Inc., dated June 10, 2002 (5)
10.60	First Amendment to Lease Agreement, dated December 10, 1997, between the Registrant and WHLNF Real Estate Limited Partnership
10.61	Second Amendment to Lease Agreement, dated July 1, 2002, between the Registrant and DMV SUB 4
99.1	Certificate of Chief Executive Officer and Chief Financial Officer

(1) Filed as the like-numbered exhibit to Registrant’s Current Report on Form 8-K (Commission File No. 0-28236) filed May 18, 2000

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