Form 10-Q
period 2002-09-29
INVISION TECHNOLOGIES INC
filed 2002-11-13
CIK 1005969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

        On November 1, 2002, there were 16,927,534 shares of the registrant's common stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

        InVision, QSCAN and Quantum Magnetics, CTX, CTX 2500, CTX 5500, CTX 9000, WoodVision, i-Portal, and i-Portal 100, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries. InVision, QSCAN and Quantum Magnetics, among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InVision Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 29, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$111,711	$11,386
Short-term investments	—	1,992
Accounts receivable, net	90,164	27,239
Inventories	82,921	27,104
Deferred income taxes	9,396	4,082
Other current assets	29,044	5,464

Total current assets	323,236	77,267
Property and equipment, net	6,648	5,713
Deferred income taxes	1,288	2,237
Intangible assets, net	3,782	4,011
Other assets	158	505

Total assets	$335,112	$89,733

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,352	$8,375
Accrued liabilities	41,191	12,822
Deferred revenue	76,753	4,377
Short-term debt	567	1,880
Current maturities of long-term obligations	155	179

Total current liabilities	146,018	27,633
Long-term obligations	658	680

Commitments and contingencies (see Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized; 17,034,000 and 13,730,000 shares issued; 16,799,000 and 13,539,000 shares outstanding	17	14
Additional paid-in capital	161,598	66,011
Deferred stock compensation expense	(440)	—
Accumulated other comprehensive loss	(985)	—
Retained earnings (accumulated deficit)	30,440	(3,458)
Treasury stock, at cost (235,000 and 191,000 shares)	(2,194)	(1,147)

Total stockholders' equity	188,436	61,420

Total liabilities and stockholders' equity	$335,112	$89,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues:
Product revenues	$111,159	$8,806	$199,255	$30,614
Service revenues	3,567	3,037	10,456	8,441
Government contract revenues	2,334	4,561	8,973	12,246

Total revenues	117,060	16,404	218,684	51,301

Cost of revenues:
Product costs	62,860	5,647	112,784	19,003
Service costs	2,598	1,694	7,906	5,393
Government contract costs	1,559	3,710	6,091	9,787

Total cost of revenues	67,017	11,051	126,781	34,183

Gross profit	50,043	5,353	91,903	17,118

Operating expenses:
Research and development	5,762	1,927	14,219	6,684
Selling, general and administrative	8,897	3,278	20,931	9,889

Total operating expenses	14,659	5,205	35,150	16,573

Income from operations	35,384	148	56,753	545
Interest expense	(107)	(76)	(316)	(224)
Interest and other income, net	510	388	373	493

Income before provision for income taxes	35,787	460	56,810	814
Provision for income taxes	14,314	13	22,912	134

Net income	$21,473	$447	$33,898	$680

Net income per share:
Basic	$1.28	$0.03	$2.16	$0.05

Diluted	$1.17	$0.03	$1.93	$0.05

Weighted average shares outstanding:
Basic	16,740	13,046	15,671	12,871
Diluted	18,430	13,992	17,561	13,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$33,898	$680
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,101	2,162
Amortization of capitalized software development costs	291	90
Amortization of intangible assets	243	571
Deferred income taxes	(4,365)	—
Loss on disposal of fixed assets	460	(7)
Bad debt expense	53	70
Income tax benefits from employee stock transactions	5,802	—
Stock compensation expense	885	—
Changes in operating assets and liabilities:
Accounts receivable	(62,485)	469
Inventories	(55,917)	(4,599)
Other current assets	(23,357)	229
Accounts payable	18,977	(461)
Accrued liabilities	27,994	(1,046)
Deferred revenues	72,376	(872)
Other	(26)	19

Net cash provided by (used in) operating activities	16,930	(2,695)

Cash flows from investing activities:
Purchases of property and equipment	(3,387)	(1,343)
Proceeds from (purchases of) short-term investments, net	1,992	(750)
Purchase of subsidiary, net of cash acquired	(183)	(267)

Net cash used in investing activities	(1,578)	(2,360)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	(1,313)	2,391
Repayments of long-term debt	(137)	(292)
Proceeds from issuance of common stock, net	86,423	617

Net cash provided by financing activities	84,973	2,716

Net change in cash and cash equivalents for the period	100,325	(2,339)
Cash and cash equivalents at beginning of period	11,386	11,908

Cash and cash equivalents at end of period	$111,711	$9,569

Supplemental disclosures of cash flow information:
Interest paid	$304	$149
Income taxes paid	$7,831	$442
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$1,199	$933
Financing obligations incurred for the purchase of new equipment	$86	$—
Warrant issued in connection with investment advisory services and financing related services	$—	$650
Issuance of common stock in connection with the exercise of warrants	$995	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Summary of Significant Accounting Policies

  Interim Unaudited Financial Information

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("generally accepted accounting principles") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, including the notes thereto, included in the Company's Annual Report on Form 10-K/A filed on May 8, 2002.

        Operating results for the three and nine month periods ended September 29, 2002 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2002 or any other future period.

  Business Combinations and Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company performed the impairment tests required by the standard, which indicated no impairment as of January 1, 2002. Since adopting SFAS 142, the Company no longer amortizes the carrying value of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. The Company also evaluated its other intangible assets and determined that all such assets have determinable lives.

        The following reconciles reported net income and net income per share to the adjusted net income and net income per share as if the Company had followed the amortization provisions of SFAS 142 for the periods presented below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net income:
As reported	$21,473	$447	$33,898	$680
add: goodwill amortization expense, net of taxes	—	65	—	195
add: acquired workforce amortization expense, net of taxes	—	41	—	123

As adjusted	$21,473	$553	$33,898	$998

Basic net income per share:
As reported	$1.28	$0.03	$2.16	$0.05
As adjusted	$1.28	$0.04	$2.16	$0.08
Diluted net income per share:
As reported	$1.17	$0.03	$1.93	$0.05
As adjusted	$1.17	$0.04	$1.93	$0.07

  Accounting for the Impairment or Disposal of Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

  Derivative Instruments and Hedging Activities

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133, as amended, requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133, as amended, on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

        In May 2002, the Company designated certain derivatives as cash flow hedges of foreign exchange risk for contracts with international customers and began applying hedge accounting as defined by SFAS 133. Accordingly, as of September 29, 2002, the Company recorded $985,000 of other comprehensive loss, representing the net change in the fair value of derivative instruments that were designated and that qualified for hedge accounting and the related receivables. During the nine months ended September 29, 2002, the Company's derivative contracts consisted only of foreign exchange forward contracts to mitigate certain exposures to future foreign currency rate movements on receivables related to international sales contracts. The maturity of foreign exchange forward contracts held as of September 29, 2002 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments. These foreign exchange forward contracts all mature within twelve months. As of September 29, 2002, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings in the next twelve months.

  Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

2.    Comprehensive Income

        The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net income	$21,473	$447	$33,898	$680
Other comprehensive income (loss)
Derivatives classified as cash flow hedges (net of taxes):
Net (decrease) increase in foreign currency exchange contracts	926	—	(985)	—

Comprehensive income	$22,399	$447	$32,913	$680

3.    Net Income Per Share

        Basic net income per share is computed by dividing income available to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts, which are convertible to shares of common stock, such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

        The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Nine Months Ended
	September 29, 2002			September 30, 2001			September 29, 2002			September 30, 2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share	$21,473	16,740	$1.28	$447	13,046	$0.03	$33,898	15,671	$2.16	$680	12,871	$0.05
Effect of dilutive securities:
Options and warrants	—	1,690	(0.11)	—	844	—	—	1,880	(0.23)	—	646	—
Stock payable in connection with acquisition of subsidiary	—	—	—	—	102	—	—	10	—	—	339	—

Diluted net income per share	$21,473	18,430	$1.17	$447	13,992	$0.03	$33,898	17,561	$1.93	$680	13,856	$0.05

4.    Segment Information

        The Company has three reportable segments. The "EDS" segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography ("CT") technology. The "Quantum" segment is comprised of the business unit that is engaged in funded research and the development of technology for inspection, detection and analysis of explosives, concealed weapons and other materials based on quadrupole resonance technology and passive magnetic sensing. The "Wood" segment is comprised of those business units that are engaged in the manufacture of systems using laser-based technologies to improve sawmill yield and the research and development of CT and X-ray technology to increase the value of harvested timber.

        Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
Third quarter 2002
Revenues:
Product revenues	$109,574	$139	$1,446	$111,159
Service revenues	3,059	52	456	3,567
Government contract revenues	—	2,334	—	2,334

Total revenues	$112,633	$2,525	$1,902	$117,060
Net income (loss)	$21,647	$116	$(290)	$21,473
September 29, 2002
Total assets	$327,491	$3,984	$3,637	$335,112
Third quarter 2001
Revenues:
Product revenues	$6,901	$—	$1,905	$8,806
Service revenues	2,628	71	338	3,037
Government contract revenues	—	4,561	—	4,561

Total revenues	$9,529	$4,632	$2,243	$16,404
Net income (loss)	$913	$139	$(605)	$447
December 31, 2001
Total assets	$76,431	$4,935	$8,367	$89,733
Nine months 2002
Revenues:
Product revenues	$193,367	$920	$4,968	$199,255
Service revenues	8,972	160	1,324	10,456
Government contract revenues	—	8,973	—	8,973

Total revenues	$202,339	$10,053	$6,292	$218,684
Net income (loss)	$35,354	$554	$(2,010)	$33,898
Nine months 2001
Revenues:
Product revenues	$23,641	$54	$6,919	$30,614
Service revenues	7,244	97	1,100	8,441
Government contract revenues	—	12,246	—	12,246

Total revenues	$30,885	$12,397	$8,019	$51,301
Net income (loss)	$2,311	$193	$(1,824)	$680

        Substantially all of the Company's long-lived assets are located in the U.S.

5.    Stockholders' Equity

        On February 28, 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock, previously approved by the Board of Directors, from 20,000,000 shares to 60,000,000 shares and the Company filed an amendment to its certificate of incorporation effecting this increase.

        On March 27, 2002, the Company filed an amended Form S-3 Registration Statement under the Securities Act of 1933 and announced the public offering of 3,000,000 shares of common stock to the public at a price of $36.50 per share. In this offering, which closed on April 2, 2002, the Company sold 2,500,000 shares of common stock and received proceeds of approximately $85 million, net of issuance costs. The Company expects to use these proceeds for general corporate purposes, including working capital and capital expenditures, and to acquire other complementary products, technologies or businesses when the opportunity arises. A selling stockholder sold the remaining 500,000 shares of common stock in the offering and certain selling stockholders sold 450,000 shares to underwriters who exercised their over-allotment option. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

6.    Inventories

        The components of inventory consist of the following (in thousands):

	September 29, 2002	December 31, 2001
Inventories:
Raw material and purchased components	$21,240	$8,148
Field service spare parts	13,774	9,877
Work-in-process	33,787	5,794
Finished goods	14,120	3,285

Total	$82,921	$27,104

7.    Accrued Liabilities

        The components of accrued liabilities consist of the following (in thousands):

	September 29, 2002	December 31, 2001
Accrued liabilities:
Warranty and other reserves	$10,864	$3,175
Accrued employee compensation	6,625	5,499
Income taxes	13,204	210
Foreign currency forward contracts	2,977	—
Other	7,521	3,938

Total	$41,191	$12,822

8.    Litigation

        The Company is involved in routine civil litigation arising in the ordinary course of business. Management believes that collectively these proceedings will not have a material effect on the Company's business, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautions about Forward-Looking Statements

        Throughout this Form 10-Q, we make "forward-looking" statements, or statements about events or circumstances that have not yet occurred. In some cases, we identify these statements by forward-looking words such as "may," "will," "should," "plans," "believes," "predicts," or "continue," and other similar terms. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Important factors that could cause our results to differ are discussed under the section "Business Risks." Readers should read this Item 2 in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Form 10-Q and the consolidated financial statements and related notes in our fiscal 2001 Form 10-K. We encourage readers to read these sections carefully.

Overview

        We are organized under three segments. Our EDS business manufactures computed tomography, or CT, based detection products used by the aviation industry to screen baggage for explosives. Our wholly-owned subsidiary, Quantum Magnetics, or Quantum, utilizes quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. Our Wood division consists of Inovec, Inc., or Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT and X-ray technology to increase the value of harvested timber.

        Our revenues are primarily comprised of:

  •
  EDS product revenues, which include revenues from sales of CTX systems, accessories and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues. EDS product revenues accounted for 93.6% of our total revenues in the third quarter of 2002 and 42.1% of our total revenues in the third quarter of 2001. EDS product revenues accounted for 88.4% of our total revenues for the first nine months of 2002 and 46.1% of our total revenues for the first nine months of 2001. EDS service revenues accounted for 2.6% of our total revenues in the third quarter of 2002 and 16.0% of our total revenues in the third quarter of 2001. EDS service revenues accounted for 4.1% of total revenues for the first nine months of 2002 and 14.1% of total revenues for the first nine months of 2001;

  •
  Quantum government contract revenues, which include revenues primarily from development contracts using QR technology and magnetic sensing technologies with government agencies and private entities, and Quantum product revenues, which include revenues from sales of Q-Scan and portal systems for commercial use. Our Quantum government contract revenues accounted for 2.0% of our total revenues in the third quarter in 2002 and 27.8% of our total revenues in the third quarter in 2001. Quantum government contract revenues accounted for 4.1% of our total revenues for the first nine months of 2002 and 23.9% of our total revenues for the first nine months of 2001; and

  •
  Wood product revenues, which include revenues from the sales by Inovec of control and automation systems for material processing equipment and related accessories, installation and configuration, and Wood service revenues, which include revenues from repairs and other service by Inovec related to product support. Our Wood product sales accounted for 1.2% of our total revenues in the third quarter of 2002 and 11.6% of our total revenues in the third quarter of

    2001. Wood product sales accounted for 2.3% of total revenues for the first nine months of 2002 and 13.5% of total revenues for the first nine months of 2001.

        We market our EDS products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators. In the U.S., we market our EDS products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our EDS products. International sales represented 16.5% of total revenues in the first nine months of 2002 and 27.9% of total revenues in the first nine months of 2001.

        In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers. For example, during the third quarter of 2002, six customers accounted for all of our EDS units sold during the quarter, during the first nine months of 2002, nine customers accounted for all of our EDS units sold during the period, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year. The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from a small number of customers for a substantial portion of our revenues. Therefore, a cancellation or delay of an order from a customer could have a material negative impact on our operations in a given period. For the first nine months of 2002, we generated $160.4 million from EDS sales to our largest customer, the Federal Aviation Administration, or FAA, and following the formation of the Transportation Security Administration, or TSA, to the TSA, representing 73.3% of total revenues. For the first nine months of 2001, we generated $15.0 million from EDS sales to the FAA, representing 29.3% of total revenues. There were no other EDS customers who accounted for more than 10.0% of total revenues in the first nine months of 2002 and 2001. As of September 29, 2002, we had in backlog EDS equipment orders and service agreements of $457 million, primarily consisting of orders from the TSA for multiple CTX 2500, CTX 5500, and CTX 9000 systems. Additional orders for CTX equipment will be dependent on various factors, including future U.S. government funding appropriations.

Results of Operations

        The following table sets forth certain income and expenditure items from our condensed consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues:
Product revenues	95.0%	53.7%	91.1%	59.7%
Service revenues	3.0	18.5	4.8	16.4
Government contract revenues	2.0	27.8	4.1	23.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	53.7	34.4	51.6	37.0
Service costs	2.2	10.4	3.6	10.5
Government contract costs	1.4	22.6	2.8	19.1

Total cost of revenues	57.3	67.4	58.0	66.6

Gross margin	42.7	32.6	42.0	33.4

Operating expenses:
Research and development	4.9	11.7	6.5	13.0
Selling, general and administrative	7.6	20.0	9.6	19.3

Total operating expenses	12.5	31.7	16.1	32.3

Income from operations	30.2	0.9	25.9	1.1
Interest expense	(0.1)	(0.5)	(0.1)	(0.4)
Interest and other income, net	0.4	2.4	0.2	1.0

Income before provision for income taxes	30.5	2.8	26.0	1.7
Provision for income taxes	12.2	0.1	10.5	0.3

Net income	18.3%	2.7%	15.5%	1.4%

Comparison of the Three Months Ended September 29, 2002 to the Three Months Ended September 30, 2001

        Revenues.    EDS product revenues were $109.6 million in the third quarter of 2002, an increase of 1,488% from $6.9 million in the third quarter of 2001. This increase in system sales and related accessories reflects the orders received from the TSA in 2002, as well as international customers in late 2001 and 2002, resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001. EDS service revenues were $3.1 million for the third quarter of 2002, an increase of 16.4% from $2.6 million in the third quarter of 2001. As a result of the expiration of warranty periods on systems installed a year ago, we have experienced increased service contract revenues for new support and maintenance agreements and more billable time and material type of services provided on a greater installed base of systems. As of September 29, 2002, we had in backlog EDS equipment orders and service agreements of $457.0 million, primarily consisting of orders from the TSA for multiple CTX 2500, CTX 5500 and CTX 9000 systems.

        Quantum's government contract revenues were $2.3 million in the third quarter of 2002, a decrease of 48.8% from $4.6 million in the third quarter of 2001. During the third quarter of 2002, $1.2 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 51.3% of Quantum revenues, and during the third quarter of 2001, $3.4 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 72.6% of Quantum revenues. As of September 29, 2002, we had Quantum government contract backlog of approximately $12.0 million, primarily for development of landmine detection technologies. We anticipate that government contract revenues for landmine detection technologies will continue to decrease in 2002 compared to the previous year. This is the result of a reduced need for subcontract support for the landmines contracts in 2002 as outsourced milestones are completed. A reduction in such support needs reduces the amounts of revenue recognized in re-billing subcontract support cost to the government. In addition, Quantum is shifting internal resources to develop an upgrade to the CTX family of explosives detection systems utilizing QR. This project to combine QR and CT technology is partially funded by a grant of $1.0 million by the TSA, and partially funded by InVision. To the extent that Quantum provides EDS research on an intercompany basis to InVision, the expense of this effort is reflected as EDS segment research and development expense, and will not be reflected as Quantum revenue. Quantum's product revenues were $139,000 in the third quarter of 2002, compared to no sales during the third quarter of 2001.

        Wood product revenues, all attributed to Inovec, were $1.4 million in the third quarter of 2002, a decrease of 24.1% from $1.9 million in the third quarter of 2001. The decrease in Wood product revenues is primarily due to a decrease in demand in the wood products industry. Wood service revenues were $456,000 in the third quarter of 2002, an increase of 34.9% from $338,000 in the third quarter of 2001. The increase in Wood service revenues is primarily due to increased replacement part sales and increased customer purchases of spare parts. As of September 29, 2002, backlog in Inovec equipment orders and service agreements totaled $1.9 million.

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

        Gross profit for EDS products was $48.6 million in the third quarter of 2002, an increase of 1,236% from $3.6 million in the third quarter of 2001. Gross margin percentages for EDS products were 43.7% in the third quarter of 2002 and 35.7% in the third quarter of 2001. The increase in gross profit for EDS products is primarily due to higher EDS product revenues in the third quarter of 2002 compared to the same period a year ago, and to a lesser extent due to increased manufacturing efficiencies. The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs in the third quarter of 2002 compared to the same period a year ago.

        Gross profit for EDS services was $730,000 in the third quarter of 2002, a decrease of 37.9% from $1.2 million in the third quarter of 2001. Gross margin percentages for EDS services were 23.9% in the third quarter of 2002 and 44.7% in the third quarter of 2001. The decrease in gross profit for EDS services is primarily due to increased EDS customer support overhead costs necessary to support an increasing installed base of EDS units. Because product sales are initially covered for support services under warranty, there is approximately a fifteen to eighteen month time lag from shipment to recognizing any additional service contract revenue tied to the increased sales of EDS products. However, the EDS product customer is not obligated to purchase support services from us after the warranty period, so additional service contract revenues are not guaranteed by sales. The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross profit and gross margin for the third quarter of 2002 compared to that in the same period in 2001.

        Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded research. Cost of Quantum product revenues primarily consists of direct labor and materials, overhead, installation, training and warranty. Gross profit for government contracts was $775,000 in the third quarter of 2002, a decrease of 8.9% from $851,000 in the third quarter of 2001. Gross margin percentages were 33.2% in the third quarter of 2002 and 18.7% in the third quarter of 2001. The improvements in gross margin percentages for government contracts are primarily due to fewer outside engineering services being required on a landmines contract, in which related services typically carry a slightly lower margin, in the third quarter of 2002 compared to the same period a year ago. Our contract with an outside services firm was substantially completed in early 2002 upon completion of certain milestones in the vehicle-mounted landmines detection contract. We do not expect to use significant levels of outside services in our current research and, consequently, we anticipate lower Quantum government contract revenues with slightly higher gross margins.

        Cost of Wood product revenues primarily consists of purchased materials, manufacturing labor and overhead. Gross profit for Wood products was $378,000 in the third quarter of 2002, a decrease of 45.6% from $695,000 in the third quarter of 2001. Gross margin percentages were 26.1% in the third quarter of 2002 and 36.5% in the third quarter of 2001. The decrease in gross profit for Wood products is primarily due to a decrease in demand in the wood products industry. The decrease in gross margin percentages for Wood products is primarily due to a decrease in demand in the wood products industry, together with a proportionately smaller decrease in fixed costs. Gross profit for Wood services was $232,000 in the third quarter of 2002 and $154,000 in the third quarter of 2001. Gross margin percentages for Wood services were 50.9% in the third quarter of 2002 and 45.6% in the third quarter of 2001.

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

        Gross research and development expenses for EDS were $5.4 million in the third quarter of 2002, an increase of 114% from $2.5 million in the third quarter of 2001. Research and development contracts and grants from the FAA and other government agencies funded $26,000 of our gross research and development expenses for EDS in the third quarter of 2002 and $1.3 million in the third quarter of 2001. Net research and development expenses for EDS were $5.3 million in the third quarter of 2002, an increase of 341% from $1.2 million in the third quarter of 2001. Net research and development expenses for EDS as a percentage of EDS revenues were 4.7% in the third quarter of 2002 and 12.7% in the third quarter of 2001. The increase in gross research and development expenses for EDS is primarily due to an increased focus on several initiatives to support our growth. With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods. We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operated at capacity. We are also devoting significant engineering resources to support the rapid expansion of our manufacturing capacity, and are continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports, and product enhancements for our existing line of EDS machines. The increase in net research and development expenses for EDS is primarily due to cross-charges from Quantum for the development of an upgrade to the CTX family of explosives detection systems utilizing QR and less funding received from the ARGUS grant in the current quarter compared to the same period a year ago. We anticipate that we will continue to incur unfunded costs for the continued development of the ARGUS program over the next few quarters as we approach the end of the program.

        Research and development expenses for Quantum were $64,000 in the third quarter of 2002, a decrease of 65.4% from $185,000 in the third quarter of 2001. Research and development expenses for Quantum as a percentage of Quantum revenues were 2.5% in the third quarter of 2002 and 4.0% in the third quarter of 2001. The decrease in expenses is primarily due to cross-charges to EDS for the development of an upgrade to the CTX family of explosives detection systems utilizing QR.

        Research and development expenses for Wood were $353,000 in the third quarter of 2002, a decrease of 33.4% from $530,000 in the third quarter of 2001. Research and development expenses for Wood as a percentage of Wood revenues were 18.6% in the third quarter of 2002 and 23.6% in the third quarter of 2001. The decrease in expenses is primarily due to a temporary reallocation of engineering resources to support the rapid growth of the EDS business from Wood development efforts.

        Selling, general and administrative.    Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

        Selling, general and administrative expenses for EDS were $7.7 million in the third quarter of 2002, an increase of 312% from $1.9 million in the third quarter of 2001. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 6.8% in the third quarter of 2002 and 19.7% in the third quarter of 2001. The increase in selling, general and administrative expenses for EDS in part were the result of investigations relating to potential acquisitions. Another part of the increase in expenses for EDS were the results of increased expenditures to consultants and professional fees, such as investor and public relations, sales commissions, insurance costs, and employee headcount, all related to the growth of our business compared to the same period a year ago. The decrease in selling, general and administrative expenses for EDS as a percentage of revenues is primarily due to the increase in EDS revenues.

        Selling, general and administrative expenses for Quantum were $646,000 in the third quarter of 2002, an increase of 34.6% from $480,000 in the third quarter of 2001. Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 25.6% in the third quarter of 2002 and 10.4% in the third quarter of 2001. The increase in expenses in absolute dollars is primarily due to an increase in marketing activities associated with commercial products and professional services associated with the set up of a new office facility. The increase in selling, general and administrative expenses as a percentage of Quantum revenues is due both to the increase in absolute dollars and to the decrease in Quantum revenues.

        Selling, general and administrative expenses for Wood were $541,000 in the third quarter of 2002, a decrease of 41.5% from $925,000 in the third quarter of 2001. Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 28.4% in the third quarter of 2002 and 41.2% in the third quarter of 2001. The decrease in expenses is primarily due to a reduction of amortization expense for goodwill and certain intangibles of approximately $106,000 in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, which was effective on January 1, 2002. SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The decrease in selling, general and administrative expenses as a percentage of Wood revenues is primarily due to the decrease in amortization expense, offset in part by the decrease in Wood revenues.

        Interest Expense.    Interest expense was $107,000 in the third quarter of 2002 and $76,000 in the third quarter of 2001. The increase in interest expense is primarily due to increased financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in the third quarter of 2002 compared to the same period a year ago.

        Interest and Other Income, Net.    Interest and other income, net, of $510,000 in the third quarter of 2002 increased from $388,000 in the third quarter of 2001. Interest and other income, net, in the third quarter of 2002 consisted primarily of interest income on cash, cash equivalents and short-term investments of $832,000, offset by other expenses (net) of $322,000, including a net $306,000 in foreign exchange losses, primarily on outstanding foreign exchange forward contracts at September 29, 2002. Interest and other income, net, in the third quarter of 2001 consisted primarily of interest income on cash, cash equivalents and short-term investments of $42,000 and other income (net) of $346,000, primarily the reversal of a reserve due to a favorable outcome of an international claim.

        Provision for Income Taxes.    The provision for income taxes was $14.3 million in the third quarter of 2002 and $13,000 in the third quarter of 2001. Our effective tax rate was 40.0% in the third quarter of 2002 and 2.8% in the third quarter of 2001. At December 31, 2001, we had federal net operating loss carryforwards of approximately $5.0 million and state net operating loss carryforwards of approximately $1.1 million available to reduce future federal and state taxable income. Our federal net operating loss carryforwards expire from 2010 to 2021 and our state net operating loss carryforwards expire in 2011. Our tax credit carryforwards of $1.3 million expire from 2005 to 2021.

Comparison of the Nine Months Ended September 29, 2002 to the Nine Months Ended September 30, 2001

        Revenues.    EDS product revenues were $193.4 million in the first nine months of 2002, an increase of 718% from $23.6 million in the first nine months of 2001. This increase in system sales and related accessories reflects the increase in orders received from the FAA and TSA, as well as international customers, in late 2001 and 2002, resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001. EDS service revenues were $9.0 million for the first nine months of 2002, an increase of 23.9% from $7.2 million in the first nine months of 2001. As a result of the expiration of warranty periods on systems installed a year ago, we have experienced increased service contract revenues for new support and maintenance agreements and more billable time and material type of services provided on a greater installed base of systems.

        Quantum's government contract revenues were $9.0 million for the first nine months of 2002, a decrease of 26.7% from $12.2 million in the first nine months of 2001. During the first nine months of 2002, $5.9 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 65.2% of Quantum revenues, and during the first nine months of 2001, $9.4 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 76.1% of Quantum government revenues. Quantum's government contract revenues for the first nine months of 2002 decreased from the same period a year ago for the same reasons as discussed above for the third quarter periods. Quantum's product revenues were $920,000 in the first nine months of 2002 compared to $54,000 in the first nine months of 2001. Quantum did not have a commercial product until 2001. The increase in Quantum's product revenues in the first nine months of 2002 is primarily due to increased product sales during a greater span of time compared to the same period in 2001.

        Wood product revenues, all attributed to Inovec, were $5.0 million in the first nine months of 2002, a decrease of 28.2% from $6.9 million in the first nine months of 2001. The decrease in Wood product revenues is primarily due to continued decreased demand in the wood products industry. Wood service revenues increased to $1.3 million in the first nine months of 2002, an increase of 20.4% from $1.1 million in the first nine months of 2001. The increase in Wood service revenues is primarily due to the same reasons discussed above for Wood service revenues in the third quarter of 2002.

        Gross Profit.    Gross profit for EDS products was $84.9 million in the first nine months of 2002, an increase of 824% from $9.1 million in the first nine months of 2001. Gross margin percentages for EDS products were 43.9% in the first nine months of 2002 and 38.9% in the first nine months of 2001. The increase in gross profit for EDS products is primarily due to higher EDS product revenues in the first nine months of 2002 compared to the same period a year ago, and to a lesser extent due to increased manufacturing efficiencies. The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs in the first nine months of 2002 compared to the same period a year ago. In addition, EDS product gross margins in the prior-year period were negatively impacted due to additional warranty provisions recorded to upgrade certain previously sold CTX 9000 systems to current manufacturing standards.

        Gross profit for EDS services was $1.8 million in the first nine months of 2002, a decrease of 27.3% from $2.5 million in the first nine months of 2001. Gross margin percentages for EDS services were 20.0% for the first nine months of 2002 and 34.1% for the first nine months of 2001. The decrease in gross profit for EDS services is primarily due to increased EDS customer support overhead costs necessary to support an increasing installed base of EDS units, as discussed above for gross profit in the third quarter of 2002. The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross profit and gross margin for first nine months of 2002 compared to that in the same period in 2001.

        Gross profit for Quantum government contracts was $2.9 million for the first nine months of 2002, an increase of 17.2% from $2.5 million for the first nine months of 2001. Gross margin percentages were 32.1% for the first nine months of 2002 and 20.1% for the first nine months of 2001. The improvements in gross margin percentages for government contracts are primarily due to fewer outside engineering services being required on a landmines contract, in which related services typically carry a slightly lower margin, in the first nine months of 2002 compared to the same period a year ago.

        Gross profit for Wood products was $1.3 million for the first nine months of 2002, a decrease of 47.1% from $2.4 million for the first nine months of 2001. Gross margin percentages were 25.2% in the first nine months of 2002 and 34.2% for the first nine months of 2001. The decrease in gross profit for Wood products is primarily due to a decrease in demand in the wood products industry. The decrease in gross margin percentages for Wood products is primarily due to a decrease in demand in the wood products industry, together with a proportionately smaller decrease in fixed costs. Gross profit for Wood services were $706,000 for the first nine months of 2002 and $548,000 for the first nine months of 2001. Gross margin percentages for Wood services were 53.3% for the first nine months of 2002 and 49.8% for the first nine months of 2001.

        Research and Development.    Gross research and development expenses for EDS were $12.4 million for the first nine months of 2002, an increase of 58.1% from $7.8 million for the first nine months of 2001. Research and development contracts and grants from the FAA and other government agencies funded $566,000 of our gross research and development expenses for EDS for the first nine months of 2002 and $3.4 million for the first nine months of 2001. Net research and development expenses for EDS were $11.8 million for the first nine months of 2002, an increase of 170% from $4.4 million for the first nine months of 2001. Net research and development expenses for EDS as a percentage of EDS revenues were 5.8% for the first nine months of 2002 and 14.1% for the first nine months of 2001. The increase in gross research and development expenses for EDS is due to the same reasons as discussed above for research and development expenses for the third quarter of 2002. The increase in net research and development expenses for EDS is primarily due to less funding received from the ARGUS grant in the first nine months of 2002 compared to the same period a year ago.

        Research and development expenses for Quantum were $696,000 for the first nine months of 2002, an increase of 53.0% from $455,000 for the first nine months of 2001. Research and development expenses for Quantum as a percentage of Quantum revenues were 6.9% for the first nine months of 2002 and 3.7% for the first nine months of 2001. The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products, such as the i-Portal 100 system, in the first nine months of 2002 compared to the same period a year ago, offset in part by cross-charges to EDS for the development of an upgrade to the CTX family of explosives detection systems utilizing QR.

        Research and development expenses for Wood were $1.7 million for the first nine months of 2002, a decrease of 7.5% from $1.9 million for the first nine months of 2001. Research and development expenses for Wood as a percentage of Wood revenues were 27.4% for the first nine months of 2002 and 23.3% for the first nine months of 2001. The decrease in expenses is primarily due to a temporary reallocation of engineering resources to support the rapid growth of the EDS business from Wood development efforts. The increase as a percentage of Wood revenues was primarily due to the decrease in Wood revenues, offset in part by the decrease in research and development expenses for Wood.

        Selling, general and administrative.    Selling, general and administrative expenses for EDS were $16.7 million for the first nine months of 2002, an increase of 210% from $5.4 million for the first nine months of 2001. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 8.3% for the first nine months of 2002 and 17.5% for the first nine months of 2001. The increase in selling, general and administrative expenses for EDS in absolute dollars is due to the same reasons discussed above for selling, general and administrative expenses for the third quarter of 2002. The decrease in selling, general and administrative expenses for EDS as a percentage of revenues is primarily due to the increase in EDS revenues.

        Selling, general and administrative expenses for Quantum were $2.0 million for the first nine months of 2002, an increase of 23.2% from $1.6 million for the first nine months of 2001. Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 19.8% for the first nine months of 2002 and 13.1% for the first nine months of 2001. The increase in expenses in absolute dollars is primarily due to an increase in marketing activities associated with commercial products. The increase in selling, general and administrative expenses as a percentage of Quantum revenues is due both to an increase in absolute dollars and to the decrease in Quantum revenues.

        Selling, general and administrative expenses for Wood were $2.2 million for the first nine months of 2002, a decrease of 22.6% from $2.9 million for the first nine months of 2001. Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 35.4% for the first nine months 2002 and 35.9% for the first nine months of 2001. The decrease in expenses is primarily due to a reduction of amortization expense for goodwill and certain intangibles of approximately $318,000 in accordance with SFAS 142, which was effective on January 1, 2002.

        Interest Expense.    Interest expense was $316,000 for the first nine months of 2002, an increase of 41.1% from $224,000 for the first nine months of 2001. The increase in interest expense is primarily due to increased activities within our financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in the first nine months of 2002 compared to the same period a year ago.

        Interest and Other Income, Net.    Interest and other income, net, of $373,000 in the first nine months of 2002 decreased from a net income of $493,000 in the first nine months of 2001. Interest and other income, net, in the first nine months of 2002 consisted primarily of interest income on cash, cash equivalents and short-term investments of $1.4 million, offset by other expenses (net) of $1.1 million, including a net $979,000 foreign exchange loss, primarily on outstanding foreign exchange forward contracts at September 29, 2002. Interest and other income, net, in the first nine months of 2001 consisted primarily of interest income on cash, cash equivalents and short-term investments of $235,000 and other income (net) of $258,000, primarily the reversal of a reserve due to a favorable outcome of an international claim.

        Provision for Income Taxes.    We recorded a provision for income taxes of $22.9 million in the first nine months of 2002 and $134,000 in the first nine months of 2001. Our effective tax rate for the first nine months of 2002 was 40.3%, as compared to 16.5% in the first nine months of 2001.

Liquidity and Capital Resources

        At September 29, 2002, we had $111.7 million in cash, cash equivalents and short-term investments, compared to $13.4 million at December 31, 2001. Working capital was $177.2 million at September 29, 2002 compared to $49.6 million at December 31, 2001. On April 2, 2002, we closed a public offering of shares of our common stock to the public, in which we sold 2,500,000 shares at a price of $36.50 per share, resulting in net proceeds to us of approximately $85 million.

        Net cash provided by operating activities was $16.9 million in the first nine months of 2002, compared to $2.7 million used in operating activities in the first nine months of 2001. Cash provided by operating activities in the first nine months of 2002 primarily resulted from a $72.4 million increase in deferred revenues, consisting primarily of long-lead deposits on delivery orders from the TSA, a $46.9 million increase in accounts payable and accrued liabilities, net income of $33.9 million enhanced by the $5.8 million effect of income tax benefits from employee stock transactions, and the $2.1 million non-cash effect of depreciation and amortization, partially offset by a $62.5 million increase in accounts receivable, a $55.9 million increase in inventories, and a $23.4 million increase in other current assets, consisting of approximately $16.8 million in prepaid inventory purchases, approximately $6.2 million of ramp up costs to be recovered from the TSA, and a $4.4 million increase in deferred income taxes. Cash used in operating activities in the first nine months of 2001 primarily resulted from a $4.6 million increase in inventories, a $1.5 million decrease in accounts payable and accrued liabilities and a $872,000 decrease in deferred revenues, partially offset by net income of $680,000, the $2.8 million non-cash effect of depreciation and amortization and a $469,000 decrease in accounts receivable.

        Net cash used in investing activities was $1.6 million in the first nine months of 2002, compared to $2.4 million in the first nine months of 2001. Net cash used in investing activities in the first nine months of 2002 resulted primarily from $3.4 million in purchases of capital equipment and $183,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with the terms in the purchase agreement, offset by proceeds from the sale of short-term investments of $2.0 million. Net cash used in investing activities in the first nine months of 2001 resulted from $1.3 million in purchases of capital equipment, $750,000 for the purchase of short-term investments and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement.

        Net cash provided from financing activities was $85.0 million in the first nine months of 2002, compared to $2.7 million in the first nine months of 2001. Net cash provided by financing activities in the first nine months of 2002 primarily resulted from $86.4 million in net proceeds from the sale of common stock to the public and under the employee stock purchase plan and exercises of stock options, partially offset by $1.3 million in repayments of short-term debt, net of proceeds. Net cash provided by financing activities in the first nine months of 2001 was primarily due to $2.4 million in proceeds from borrowings of short-term debt, net of payments, and $617,000 in proceeds from sales under the employee stock purchase plan and exercises of stock options, partially offset by $292,000 in repayments of long-term debt.

        Effective July 2002, we amended our two line of credit agreements with Silicon Valley Bank. The first agreement provides for maximum borrowings in an amount up to $25.0 million. The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the U.S. and provides for maximum borrowings in an amount up to the lower of: (a) the sum of 70.0% to 90.0% of eligible EDS export accounts receivable plus the lower of: (1) 70.0% of eligible raw materials and work-in-process inventory designated for export customers, or; (2) 60.0% of outstanding loans under this agreement, or (b) $10.0 million, which we expect will increase to $15.0 million in the fourth quarter of 2002 following the approval of the increase of the guarantee by EXIM. Borrowings under these agreements bear interest at the bank's prime rate minus 0.5%. The agreements expire in July 2004 and require that we maintain certain levels of tangible net worth. We may use proceeds of loans under both lines of credit for general corporate purposes. At September 29, 2002, we had no borrowings outstanding under these agreements. However, at September 29, 2002, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $1.9 million is secured by the lines of credit and foreign exchange contracts for which a 10.0% reserve of $5.2 million is secured by the lines of credit. We had remaining available borrowing capacity under the lines of credit of $27.8 million at September 29, 2002 based on eligible EDS accounts receivable and inventories as of that date.

        In August 2002, Inovec renewed a line of credit agreement with Pacific Continental Bank. The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec, Inc. The agreement bears interest at the bank's prime rate plus 1.0% with an interest rate floor of 5.75%. The agreement expires in August 2003 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios. We may use proceeds from loans under the line of credit for general corporate purposes in Inovec's operations. At September 29, 2002, we had no borrowings outstanding under this agreement.

        We previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down. Borrowings are secured by the assets purchased or financed. At September 29, 2002, we had an outstanding $110,000 term loan due June 2003. The term loan bears interest at the bank's prime rate plus 1.0%.

        We believe that existing cash, cash equivalents and short-term investments, available borrowings under our lines of credits and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. However, if we fail to meet required financial covenants in our credit agreements, or our receivables do not support the upper limits of these credit agreements, then we may not be able to have access to further funds under these agreements. In addition, if we are unable to deliver EDS units in a timely manner under our recent orders from the TSA or if we fail to adhere to the terms of the licensing agreement with the TSA, the TSA may cancel its orders or not place additional orders. If any of these events occur, our capital resources would be significantly impaired.

Business Risks

Risks Related to Our Business

        A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

        We believe that our revenues have the potential to vary significantly from time to time. We believe that these variations may result from many factors, including:

  •
  the timing, size and mix of orders from our major customers, including most prominently, the TSA, and agencies of other governments;

  •
  our ability to expand manufacturing capacity sufficiently to meet any increased demand for our products;

  •
  the availability and cost of key components;

  •
  delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

  •
  the potential deployment of alternative technologies to meet the deadline for 100% checked baggage screening;

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

        Accordingly, we believe that period-to-period comparisons of our results of operations cannot be relied upon as indicators of future performance. Because of all of the foregoing factors, our operating results have from time to time in the past been, and may again in the future be, different from expectations of public market analysts and investors. Failure to meet market expectations has in the past resulted, and may again in the future result, in fluctuations in the trading price of our common stock.

We depend upon a limited number of suppliers for components of our EDS products, and if we are unable to obtain parts from these suppliers on a timely basis, then we may not be able to deliver our EDS products as required.

        Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with these suppliers. In addition, some of the suppliers of the key components used in our products are our competitors, and they may be motivated not to supply us with the components we need. Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or sub-assemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause current or potential customers to seek other suppliers of EDS products. In view of the high cost of many of these components, we do not maintain excess supplies. Our demands for large volumes of these key components may strain the abilities of our suppliers to provide these key components on a timely or expedited basis. In addition, we may compete with other EDS manufacturers to obtain parts for our EDS products. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

        Rapid increases in production levels could also result in higher costs for components and other increased manufacturing expenses. These higher costs could reduce our profitability. Furthermore, if production is increased inefficiently, manufacturing yields could decline, which may also lower our profitability.

Governmental agencies, the primary customers for our EDS and other products, are subject to budget processes which could limit the demand for these products.

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

        The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public's perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in passage of the Aviation and Transportation Security Act, or ATSA mandating a small surcharge on each airline ticket purchase to fund airline security, which we expect will increase funding for explosives detection products and technologies. We cannot assure investors that these funds will be used to purchase our EDS products. While the current House Appropriations Committee budget bill provides for approximately $450 million in incremental funding for EDS units, Congress has not approved a budget for the TSA for 2003. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

Legislative actions could lead to fluctuations in demand for aviation security products and services.

        In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for aviation security products and services. In response to public pressure, fluctuation in concern on the part of voters about aviation security, or for other reasons, the plans for deployment of EDS to screen baggage could be changed. The ATSA could be amended through legislative action, the legislature could exhibit lack of commitment to fulfilling the mandate of the ATSA, budgetary debates and delays could result in fewer EDS being sold to the TSA, and elected officials who support the EDS program could fail to maintain their offices, any of which events could cause a decrease in the demand for our EDS products.

If the U.S. government purchases non-FAA certified equipment, or if the U.S. government lowers certification standards, to meet the mandate of 100% EDS screening of checked baggage, we will encounter additional competition and lose market share.

        The ATSA mandates that by December 31, 2002, 100% of checked baggage must undergo EDS screening. In September 2002, the Senate Commerce Committee approved the Aviation Security Improvement Act, or ASIA, which would push back the checked baggage screening deadline for approximately forty airports to a date twelve months following the enactment of the ASIA. Regardless of whether the ASIA is enacted, the TSA could implement its previously announced intention of meeting the deadline by purchasing a mix of FAA-certified EDS and non-FAA certified explosive detection products and of providing for the certification of explosives trace detection devices which, together with FAA-certified EDS, would be used to achieve 100% screening of checked baggage. In addition, there may be political pressure to meet the deadline, which could cause the FAA to lower its requirements for certification of EDS. This would enable technologies and products that do not meet current FAA-certification standards to become certified. To the extent that these events occur, we would have to compete against suppliers of these products, which may be less expensive than our EDS products, and could decrease our average selling prices, decrease our market share and cause us to sell fewer of our EDS products than we otherwise would to meet the demand created by the ATSA.

Future sales of our EDS products will depend on the ability of airports to integrate our EDS units into their baggage handling system, which they may not be able to do.

        Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. The government is responsible for hiring general contractors to install our EDS products. If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the U.S. There can be no assurance that the government will continue to fund installations and integrations at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

        We believe that a substantial opportunity exists for our CTX 9000 DSi model to be integrated into baggage handling systems. If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance such in-line baggage handling systems, this opportunity may be limited.

As a result of the ATSA, our EDS products are undergoing substantially increased usage per day, which could cause unforeseen problems with their ability to sustain this increased usage.

        The ATSA mandates that by December 31, 2002, 100% of checked baggage must undergo EDS screening. As a result, our EDS products in operation are being used more hours per day than before, which places a burden on them not previously experienced. This may result in unforeseen problems or an increase in the amount of maintenance required to keep them operating. If this were to occur, our customers could perceive that there are reliability problems with our CTX products, which could reduce the demand for our products. In addition, our CTX 9000 product is a relatively new model with which we have limited experience in sustaining extensive usage. As a result, our CTX 9000 product may experience maintenance needs and increased down time beyond that experienced by our CTX 2500 and 5500 products. Further, because the CTX 9000 is designed to be integrated into an airport's baggage handling system, it has, in addition to the detection function and mechanisms, components that integrate it into the baggage handling system, which also require maintenance and may also contribute to increased maintenance needs and down time. If our CTX 9000 product does experience additional maintenance needs beyond that of our CTX 2500 and 5500 products, our customers may not purchase this product in favor of our CTX 2500 and 5500 products or the products of our competitors.

If we do not manage effectively the expansion of our operations, our business may be harmed.

        We have grown rapidly since September 11, 2001. Our workforce has more than doubled since September 11, 2001. This growth is likely to considerably strain our management control system and resources, including decision support, accounting management, working capital, information systems and facilities. If we do not continue to improve our financial and management controls, reporting systems and procedures to manage our employees effectively, our business could be harmed.

We may not be able to grow our service organization quickly enough to support our EDS units deployed in the field.

        We are responsible for supporting the installation of, and providing warranty service for, our EDS units. With the rapid increase in the number of units being shipped, we are expanding our service organization's capability. EDS units are relatively complex machines, which employ high-speed conveyors and sophisticated imaging technology. If we are unable to hire and train sufficient service personnel supported by an expanded logistical system, the reliability of our machines could suffer. If this were to occur, there could be a decrease in demand for our products.

If our EDS products fail to detect explosives, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage, and we may lose current and potential customers.

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

        In addition, the failure of any EDS product to detect explosives, even if due to operator error and not to the mechanical failure of an EDS product, could result in public and customer perception that our products do not work effectively, which may cause potential customers to not place orders and current customers to cancel orders already placed or to not place additional orders, any of which would harm our business and financial results.

We substantially depend on large orders from a limited number of customers. As a result, order cancellations from any of our customers or the failure of these customers to continue to purchase EDS products could have a material negative impact on our business and financial results.

        In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through September 29, 2002, substantially all of our orders from U.S. customers have been funded by the FAA and TSA, which allocate our products to airports in the U.S. EDS sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 79.3% of our revenues in the first nine months of 2002 and 26.9% of our revenues in the year ended December 31, 2001. In the first nine months of 2002, nine customers accounted for all of our EDS units sold during the period, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

We have granted a royalty-bearing license to the U.S. government to have our products produced by other manufacturers and if these manufacturers produce our products, we may lose expected revenue opportunities.

        In connection with orders for EDS units, the TSA required that we grant the TSA a two-year royalty-bearing license, commencing in March 2002, to enable other manufacturers to build for the TSA EDS products based on our technology used in these products. With this license, the TSA may purchase EDS products from other manufacturers rather than us, even if we have the manufacturing capacity to build those EDS products. If this happens, the royalty we receive under the license may not fully compensate us for the lost business opportunity. Further, since licensed manufacturers will be building substantially the same products as we build, if we fail to timely deliver EDS products which the TSA has ordered from us, the TSA may not give us the opportunity to cure the failure to deliver, and it may transfer the order from us to a licensed manufacturer. The TSA has not exercised this license to date.

The U.S. government's right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

        In accordance with Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using CT technology found in our existing CTX products as well as the future ARGUS model. With respect to Quantum Magnetics, the U.S. government retains the same rights to the electronic anomaly detection technology found in the i-Portal and the QR technology found in the QSCAN products. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems and/or the Quantum Magnetics products would be harmed.

The sales cycle for our EDS products is lengthy, and we may expend a significant amount of effort in obtaining sales orders and not receive them.

        The sales cycle of our EDS products is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture and install our EDS products. Typically, six to twelve months may elapse between a new customer's initial evaluation of our systems and the execution of a contract. Another three months to a year may elapse prior to shipment of our EDS products as the customer site is prepared and our EDS products are manufactured. In addition, in the U.S., the creation of the TSA and debate on formation of a Department of Homeland Security, as well as budgetary debates in Congress, may result in additional delays in the purchase of additional EDS products. During the sales cycle we expend substantial funds and management resources but recognize no associated revenue.

Our international sales subject us to risks that could materially harm our business.

        Sales to countries other than the U.S. accounted for 16.5% of our revenues in the first nine months of 2002 and 32.5% of our revenues for the year ended December 31, 2001. A number of factors related to our international sales and operations could adversely affect our business, including:

  •
  changes in U.S. and foreign regulatory requirements;
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
  •
  potentially negative tax consequences.

        The sale of some of our products outside the U.S. is subject to compliance with the U.S. International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the U.S., which could harm our business. In particular, our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs.

The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Because of the increased demand for our EDS products by the U.S. government, we may lose other customers, which could harm our business.

        The ATSA mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002. To meet this mandate the TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA's orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of increased demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future. We are uncertain about how the mandate regarding the priority rating would be affected if the ASIA were enacted.

We may not be selected to provide post-warranty service on our CTX systems.

        Once a warranty period on a CTX system has expired, we offer to our customers the opportunity to buy a service contract from us, including scheduled maintenance, repairs and parts. Historically, we have sold service contracts on approximately 85% of eligible CTX systems, with a renewal rate near 100%. We may not achieve this rate of service contract sales in the future.

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

Our existing products may fail to obtain re-certification by the FAA for changes in the EDS systems.

        Our existing EDS products can be required to be re-certified by the FAA. This can happen when a critical component is changed, or we wish to make other changes to the EDS systems. When this happens, the affected EDS model requires re-certification by the FAA. The failure or delay in gaining re-certification for an existing EDS product could harm our ability to continue to sell the product and recognize associated revenues.

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

        We cannot assure investors that we will be able to achieve the technological advances to remain competitive and profitable, that new products and services will be developed and manufactured on schedule or on a cost-effective basis, that anticipated markets will exist or develop for new products or services, or that our existing products and services will not become technologically obsolete.

We may seek to grow by acquisition, which subjects us to substantial risks, including the failure to successfully integrate an acquired business.

        As part of our growth strategy, we may expand our business by pursuing selected acquisitions of technologies and companies that offer complementary products, services, technologies or market access. Our ability to grow by acquisition depends upon the availability of acquisition candidates at reasonable prices and our ability to obtain acquisition financing on acceptable terms. We may incur costs in connection with our pursuit of acquisitions for which we are responsible regardless of whether the acquisitions are actually consummated. Future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, any of which could harm our business. Acquisitions entail numerous risks, including:

  •
  difficulties in the assimilation of acquired operations, technologies and products;
  •
  diversion of management's attention from other business concerns;
  •
  lack of experience operating in the geographic market or industry sector of acquired companies;
  •
  exposure to unanticipated contingent liabilities of acquired companies; and
  •
  potential loss of key employees of acquired companies.

        The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, would present a significant challenge to our management. We may not be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. In such case, we would not fully realize the anticipated benefits of a business combination, and the failure of such efforts would harm our business.

The EDS industry is highly competitive. Given the anticipated continuing demand for airport security products, competition may increase.

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

        We believe that our future success will be due, in part, to the continued services of our senior management team. We do not have long-term employment agreements with any of our executive officers. Losing the services of one or more members of our management team could negatively affect our business and our expansion efforts. We do not maintain key person life insurance policies for members of our management. We could be seriously harmed by the loss of any of our executive officers. In addition, in order to manage our growth, we will need to recruit and retain additional skilled personnel, such as software engineers or other advanced engineering professionals. Our failure to recruit qualified employees in a timely manner and retain them could harm our business and our ability to continue to grow.

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

        The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions. Consequently, our backlog is not necessarily indicative of future revenues. The government's termination of one or more of the contracts for our EDS products or our other products under development would harm our business.

        In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government's failure to fully fund one or more of the contracts for our EDS products or our other products under development would harm our business.

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

        Our success depends in part on our ability to protect our intellectual property. Although we attempt to protect our intellectual property in the U.S. and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure investors that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

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

We have received significant amounts of funding from government grants and contracts. We cannot assure investors that we will continue to receive this level of funding for future product development.

        The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. For the nine months ended September 29, 2002, we performed reimbursable research and development for EDS products totaling $889,000 from FAA and TSA grants and contracts, and for the year ended December 31, 2001, we performed reimbursable research and development for EDS products totaling $8.3 million from FAA grants and contracts. We are also aware that other competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing. For the nine months ended September 29, 2002, we had contract revenues of $9.0 million from the U.S. government for the development of Quantum products, and for the year ended December 31, 2001, we had contract revenues of $16.6 million from the U.S. government for development of Quantum products. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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
  •
  developments affecting our competitors.

        The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. On September 27, 2002, the last trading day of the quarter ended September 29, 2002, our common stock closed at $32.89 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

A pushback in the December 31, 2002 deadline for 100% EDS screening of checked baggage could result in negative publicity to our business, which could cause the market price of our shares to decline.

        The ATSA mandates that by December 31, 2002, 100% of checked baggage must undergo EDS screening. In September 2002, the Senate Commerce Committee approved the ASIA, which would push back the checked baggage screening deadline for approximately forty airports to a date twelve months following the enactment of the ASIA. If the deadline is pushed backed, we could receive negative publicity associated with adverse public perceptions, and such publicity may negatively affect the market price of our common stock.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments on the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation provide for 5,000,000 shares of preferred stock which our board of directors may issue with terms determined by them without stockholder approval, a classified board of directors serving staggered three-year terms, restrictions on who may call a special meeting of stockholders and a prohibition on stockholder action by written consent. These provisions of Delaware law and in our charter documents could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

We do not anticipate paying cash dividends.

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We also have agreed not to pay cash dividends under our current bank line of credit. Instead, we intend to apply any earnings to the expansion and development of our business.

We may become subject to costly and time-consuming class action litigation following significant changes in our stock price.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Were such litigation to be commenced against us, we would incur substantial costs and there would be diversion of our management's attention and resources, which could materially harm our business, results of operations and financial condition.

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

        We currently transact business in three foreign currencies worldwide, of which the most significant to our operations is the euro. The cash flow impact of changes in exchange rates represents the net future cash flows of a 5.0% or 10.0% change in the respective foreign currency for the market sensitive instruments summarized in the following table:

			Cash flow impact of change in exchange rates
(in thousands)	Contract Amount	Fair Value as of Sept. 29, 2002	5% Change	10% Change
Foreign currency forward contracts	$52,315	$(2,977)	$2,780	$5,561
Accounts receivable	16,645	18,110	(906)	(1,811)
Firm orders*	35,371	38,455	(1,923)	(3,846)
Net accounts payable	(444)	(568)	28	57

Total			$(21)	$(39)

*
Firm orders represent orders for which we have received a signed purchase order.

        The cash flow impact of changes in exchange rates at September 29, 2002 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2001. We do not expect the impact of changes in interest rates to have a material impact on our operations or liquidity. In addition, the impact of inflation has not been material to our operations or liquidity to date.

Item 4. Controls and Procedures

        Within ninety days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Sergio Magistri, our principal executive officer, and Ross Mulholland, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Messrs. Magistri and Mulholland concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We are involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not believe that the ultimate cost to resolve these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 5. Other Information

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Following the quarterly period covered by this filing, the Audit Committee approved recurring engagements of Deloitte & Touche LLP for the following non-audit services:

  •
  assurance services, which includes (1) filing work performed in connection with the filing of registration statements, and (2) the issuance of various consents;

  •
  tax services, which includes consulting related to (1) federal, state and local tax issues, (2) international tax issues, and (3) value added tax issues performed in certain foreign countries;

  •
  consulting services, which includes the review of our business processes; and

  •
  merger and acquisition services, which includes (1) due diligence services, and (2) consulting related to the structuring of mergers and acquisitions.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000 among the registrant, InVision Acquisition Corporation and Inovec, Inc. (1)
2.2	Escrow Agreement dated as of February 23, 2000 among the registrant, InVision Acquisition Corporation, the shareholders of Inovec, Inc. and Greater Bay Trust Company. (1)
3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)
3.2	Bylaws of the registrant, as amended. (3)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1	Change in Control Equity Acceleration Plan.+
10.2	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri.+
10.3	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor.+
10.4	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland.+
10.5	Senior Management Key Employee Agreement Dated as of September 20, 2002 between the Registrant and Don Mattson.+
10.6	Amendment to Loan Documents dated as of July 19, 2002 between the registrant and Silicon Valley Bank.

10.7	Amendment to Loan Documents (EXIM Program) dated as of July 19, 2002 between the registrant and Silicon Valley Bank.
10.8	Delivery Order DO#5 from the TSA.*
10.9	Delivery Order DO#6 from the TSA.*
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)
Filed as an exhibit to the registrant's Current Report on Form 8-K filed on May 18, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to the registrant's Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)
Filed as an exhibit to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)
Filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

*
We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the "SEC"). We omitted such portions from this filing and filed them separately with the SEC.

+
Management contract or compensatory plan, contract or arrangement.

(b)
We did not file any Current Reports on Form 8-K during the three months ended September 29, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.
Date: November 12, 2002	/s/ SERGIO MAGISTRI Dr. Sergio Magistri President and Chief Executive Officer (Authorized Officer)
Date: November 12, 2002	/s/ ROSS MULHOLLAND Ross Mulholland Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Sergio Magistri, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of InVision Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 12, 2002

/s/ SERGIO MAGISTRI Sergio Magistri President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Ross Mulholland, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of InVision Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 12, 2002

/s/ ROSS MULHOLLAND Ross Mulholland Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 23, 2000 among the registrant, InVision Acquisition Corporation and Inovec, Inc. (1)
2.2	Escrow Agreement dated as of February 23, 2000 among the registrant, InVision Acquisition Corporation, the shareholders of Inovec, Inc. and Greater Bay Trust Company. (1)
3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)
3.2	Bylaws of the registrant, as amended. (3)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant. (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1	Change in Control Equity Acceleration Plan.+
10.2	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri.+
10.3	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor.+
10.4	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland.+
10.5	Senior Management Key Employee Agreement Dated as of September 20, 2002 between the registrant and Don Mattson.+
10.6	Amendment to Loan Documents dated as of July 19, 2002 between the registrant and Silicon Valley Bank.
10.7	Amendment to Loan Documents (EXIM Program) dated as of July 19, 2002 between the registrant and Silicon Valley Bank.
10.8	Delivery Order DO#5 from the TSA.*
10.9	Delivery Order DO#6 from the TSA.*
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)
Filed as an exhibit to the registrant's Current Report on Form 8-K filed on May 18, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to the registrant's Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)
Filed as an exhibit to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)
Filed as an exhibit to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

*
We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the "SEC"). We omitted such portions from this filing and filed them separately with the SEC.

+
Management contract or compensatory plan, contract or arrangement.

QuickLinks

InVision Technologies, Inc. Form 10-Q INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
InVision Technologies, Inc. Condensed Consolidated Balance Sheets (In thousands, except share data) (Unaudited)
InVision Technologies, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
InVision Technologies, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
InVision Technologies, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Risks Related to Our Business
Risks Related to Ownership of Our Common Stock
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX