Form 10-K
period 2002-12-31
INVISION TECHNOLOGIES INC
filed 2003-03-28
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

On June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 16,675,378 shares of common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $341,108,082 (based on the closing price of $24.16 on that day). For purposes of this computation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant’s outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

On March 14, 2003, there were 17,112,087 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in June 2003 are incorporated by reference into Part III of this report on Form 10-K.

INVISION TECHNOLOGIES, INC.
TABLE OF CONTENTS

PART I.

Item
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
4A.	Executive Officers of the Registrant

PART II.

Item
5.	Market for Registrant’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

Item
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures

PART IV.

Item
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signature Page
Certification of Sergio Magistri
Certification of Ross Mulholland

InVision, QScan and Quantum Magnetics, CTX, CTX 1000, CTX 2500, CTX 5500 DS, CTX 9000 DSi, WoodVision, i-Portal, i-Portal 100, QScan QR 160, QR Wand and QRCTX, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries.  InVision, QScan and Quantum Magnetics, among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I.

ITEM 1. BUSINESS

References to “we”, “us” and “our” mean InVision Technologies, Inc. and its wholly-owned subsidiaries, Quantum Magnetics, Inc. and Inovec, Inc.

Forward Looking Statements

This Annual Report on Form 10-K of InVision Technologies, Inc. includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled “Risk Factors” at the end of this Item 1. Actual results may vary materially from these forward-looking statements as a result of these and other risks.

Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below might not occur.

We were incorporated in Delaware in 1990. We maintain our principal offices at 7151 Gateway Boulevard, Newark, California 94560, and our telephone number is (510) 739-2400. Our web site is located at invision-tech.com. Information contained on our web site does not constitute part of this annual report.

Introduction

We are the leading provider of Transportation Security Administration, or TSA (formerly Federal Aviation Administration, or FAA) certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage. From inception through December 31, 2002, we shipped 628 EDS units for installation at U.S. airports, which we believe represents approximately 60% of the total number of FAA/TSA-certified EDS products delivered through December 31, 2002 for screening checked baggage at U.S. airports. From inception through December 31, 2002, we shipped 151 EDS units for installation in airports outside of the United States. Our EDS products are based on advanced computed tomography, or CT, which is the only technology for explosives detection that has met the FAA/TSA certification standards. We were the first manufacturer, and are currently one of only two manufacturers, whose EDS products have been certified by the FAA/TSA for screening checked baggage.

We also design, develop and manufacture products used for weapons detection and for non-aviation applications, including landmine detection and maximization of timber industry output. Quantum Magnetics, Inc., or Quantum, uses quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. Our Wood division consists of Inovec, which manufactures systems using laser-based technologies to increase sawmill yields, and WoodVision, which is developing our CT technology to increase the value of harvested timber.

InVision Strategy

We intend to enhance our leadership position in the EDS business and broaden our portfolio of products and services, as well as further diversify our revenue base, through internal growth and strategic acquisitions. We also intend to leverage our technology platform and core research and development competency in related fields with similar screening and detection requirements. The following elements define our growth strategy:

Capitalize on Increased Worldwide Demand for EDS Products.    The Aviation and Transportation Security Act, or the Transportation Security Act, which mandates 100% EDS screening of checked baggage at U.S. commercial airports, led to significantly increased order volume for our EDS products. During 2002, pursuant to a letter contract dated February 19, 2002 and subsequent delivery orders, the FAA/TSA ordered a total of 625 of our EDS units for deployment at U.S. airports.  By leveraging our proven track record and strong relationships with the aviation community, we expect to gain a significant share of additional orders placed by the TSA.

We believe non-U.S. airports also represent a significant market for our EDS products as the international community has increased its focus on aviation security. Of the approximately 1,400 commercial airports worldwide, more than 950 are located in countries other than the United States. Although FAA/TSA certification is not required for EDS products to be used outside of the United States, we believe it is the most stringent commercially-applicable standard. We believe that our CT-based technology has a good reputation internationally for high detection rates and reliability. Our EDS products are used by airport authorities in a number of countries, including France, Israel, Italy and the United Kingdom. We intend to continue to service the heightened security concerns of governments worldwide.

Provide Warranty and Post-Warranty Service.    We generally provide twelve months of warranty service on all installed EDS products, including provision of spare parts, maintenance and field support.  Provision of post-warranty service represents a recurring revenue opportunity for us.  In 2002, the TSA entered into an agreement with Siemens pursuant to which Siemens has the obligation to service all CTX models owned by the FAA and the TSA in the United States and its territories.  In January 2003, we entered into an agreement with Siemens pursuant to which Siemens subcontracted to us its CTX service obligations to the FAA and the TSA.  The agreement is retroactive to November 2002 and runs through 2007.  Commencing in January 2003, Siemens has the option to extend the agreement for a one-year term, with four annual options to renew.  Siemens has exercised its option to extend for 2003. With respect to CTX models purchased by our international customers, owners of approximately 90% of these EDS products in service have, in the past, entered into annual service contracts following their first year of operation.

Increase Aftermarket Revenues.    Our installed base of EDS products presents additional revenue opportunities for system upgrades. We intend to offer upgrades to our installed base of EDS products to improve performance characteristics, including heightened detection performance and reduced false alarm rates.

Create New Market Opportunities by Leveraging Existing Technologies.    We plan to use our technology to develop new detection products for deployment at aviation security checkpoints other than checked baggage. For example, we intend to extend our leadership in screening checked baggage to screening passengers and carry-on baggage. In addition, we believe our technology can be utilized for non-aviation applications. For example, we intend to apply our detection capabilities to screen for explosives, weapons and drugs at borders, secure or public facilities and for non-aviation modes of transportation including shipping, railroads and trucking.

Pursue Strategic Acquisitions.    We intend to complement our internal growth through acquisitions of businesses with technologies and product and service offerings that add to our existing product offerings, or that provide access to new markets, additional distribution channels or new capabilities. In aviation security, we believe that opportunities exist to expand our offerings through acquisitions of specific product lines. We also evaluate acquisition opportunities that would broaden our product line to address the wider aviation security needs of our customers and end users, such as carry-on baggage, passenger screening and personnel monitoring and control.  In February 2003, we entered into a definitive agreement to acquire YXLON International Holding GmbH, a privately held company based in Hamburg, Germany that develops x-ray based diffraction for explosive detection and manufactures x-ray based non-destructive testing equipment.  We expect to close the acquisition by the end of March 2003.

Products and Technologies

Explosives and Weapons Detection Products

We provide explosives and weapons detection products for use at key security checkpoints within airports, including checked baggage, carry-on baggage and passenger screening. The following table summarizes our aviation security products, as well as their applications and key features:

Products	Status	Applications	Key Features
CTX 9000 DSi	In use; FAA certified in 1999	Explosives detection for checked baggage	• Utilizes CT technology • Designed for integration into baggage handling systems, unique, 1-meter-wide gantry aperture • FAA certified at 542 bags per hour
CTX 5500 DS	In use; FAA certified in 1998	Explosives detection for checked baggage	• Utilizes CT technology • Can be configured as integrated or stand-alone system • FAA certified at 362 bags per hour
CTX 2500	In use; FAA certified in 1999	Explosives detection for checked and carry-on baggage	• Utilizes CT technology • Designed for small airports and low-traffic areas • Designed for stand-alone lobby installation • FAA certified at 128 bags per hour
CTX 1000 (ARGUS)	In development; FAA certification expected in 2003	Explosives detection for checked and carry-on baggage	• Utilizes CT technology • Designed for small airports and low-traffic areas • Designed for stand-alone lobby installation • Compact, portable, low cost
QScan QR 160	In test markets	Explosives detection for carry-on baggage and mail packages	• Utilizes QR technology • Compact, lightweight design
i-Portal 100	In test markets	Weapons detection for personnel screening	• Utilizes magnetic sensing technology • Creates image database of scanned personnel
QR Wand	In development	Weapons and explosives detection for personnel screening	• Utilizes QR technology • Non-intrusive detection

Products Based on CT Technology.    We began developing our CT-based EDS technology in 1990, pioneering our proprietary combination of x-ray and CT technology with sophisticated image processing capabilities in a two-step process for the detection of explosives. CT technology uses a source of x-rays rotating around an object to create multiple two-dimensional images, commonly known as “slices,” of the density distribution of the object in cross-section. CT technology compares parameters derived from the analysis of the density images to a database of explosives’ density characteristics. CT is the only technology to base its detection on the density of the object examined. We believe that our EDS products produce higher resolution images than our competitors’ products by displaying more pixels and providing more useful views of suspicious objects.

Our FAA-certified EDS product offering, the CTX Series, consists of the CTX 9000 DSi, CTX 5500 DS and CTX 2500. Our CTX Series is designed to provide a family of checked baggage explosives detection systems for airports of various sizes and design. For example, we offer variations in throughput speeds, belt width and aperture size, installation and integration options and price through the different products in the series. We believe that all of our CTX products feature, in comparison to our competition, an ability to detect the greatest variety and smallest amount of explosives, a lower false alarm rate and greater operational reliability. We believe customers favor our CTX products over competitors’ products because of our experience in installing systems in airports, our service engineering force and the reliable performance of our CTX systems.  The following provides a more detailed description of our CTX Series:

•                             The CTX 9000 DSi model, certified in 1999, is designed to have significantly higher throughput and to be more easily integrated into airports’ baggage handling systems than other CT-based explosives detection systems. The CTX 9000 DSi system incorporates features that facilitate integration into airports’ baggage handling systems. It also has a larger aperture than competing CT-based products that matches the width of conveyor belts in airport baggage handling systems, and a compact active curtain that allows the system to provide proper x-ray shielding during high throughput operation. The system has an FAA-certified throughput of 542 bags per hour.

•                             The CTX 5500 DS model was certified in 1998 as an upgraded version of our first EDS product, the CTX 5000 model, which was certified in 1994. The CTX 5500 DS system can be integrated into baggage handling systems or used as a stand-alone machine. The system has an FAA-certified throughput of 362 bags per hour.

•                             The CTX 2500 model, also certified in 1999, is a less expensive EDS operating at slower throughputs with a smaller footprint than other CT-based explosives detection systems. The CTX 2500 system is designed for use in small airports and low-traffic stations within larger airports. The system has an FAA-certified throughput of 128 bags per hour.

In May 2000, we were selected as one of three participants in an FAA-funded research program known as ARGUS. The FAA asked participants to develop a smaller EDS, which would be less expensive than existing products, and which could be used to scan carry-on baggage in addition to scanning checked baggage for low throughput applications in small airports. We are nearing completion of this program and we expect to submit it for TSA certification by the end of the second quarter of 2003.

We continue to incorporate improvements into our CTX Series based upon customer requirements, operational airport experience, a need for more advanced detection capabilities and a number of TSA re-certifications of various models. For example, in December 2001, we introduced High Detection Enhancement, or HDE, an upgrade which improves detection sensitivity in our CTX 5500 DS unit to 25% beyond the current TSA standard for detection. We are developing HDE as an upgrade option for the other systems in our CTX Series and we expect to submit it for TSA certification by the end of the second quarter of 2003.

Products Based on QR Technology.    We offer entry point screening systems based on QR technology, developed by Quantum. QR detection is based on molecular structure, while CT detection is based on density. QR technology has a high detection rate for specific explosives combined with a low false alarm rate. In particular, QR technology has significant detection capabilities to identify components typically found in the most difficult types of explosives to detect.

QR technology is a form of magnetic resonance, similar to medical magnetic resonance imaging. The QR detector sends out specially tuned low frequency radio waves into the material. The nuclei in the material align and then as they relax to their previous state, they emit a unique radio wave response, which is analyzed and compared to a database of known threats.

Our QR systems can be used alone or to complement existing CT or x-ray screening systems. The current system available for sale is the QScan QR 160 system to screen mail, parcels and personal items at secure facilities and carry-on baggage at airports.

As of December 31, 2002, we commenced in-airport testing of a prototype system consisting of a QScan system coupled to a CTX system, known as “QRCTX.”  This test system is planned for certification testing following further development.  We believe the advantages of such a system include automated resolution of alarms, leading to lower operational cost and more efficient throughput of checked baggage.

In addition to our QScan product, Quantum has developed a prototype explosives detection handheld wand based on QR, which can be utilized to detect explosives carried by or concealed on people, including those that may be hidden in shoes. We are currently developing a commercial handheld wand.

Products Based on Passive Magnetic Technology.    Our passive magnetic technology combines weapons detection capabilities with a low rate of false alarms. It is capable of real time detection and tracking of concealed weapons. Unlike conventional weapons detection systems that use active magnetic technology, our passive magnetic technology can measure variations in a magnetic field without emitting additional radiation. We developed the technology with the support of the National Institute of Justice. The market for weapons detection systems includes law enforcement and facilities security, including airports, schools, courthouses, prisons, government buildings, banks and corporate headquarters. In 1998, four prototypes of our concealed weapons detection portals were installed and are currently operating at a courthouse in Bannock County, Idaho. From the commercialization of the first portal systems, now called the i-Portal 100 system, through December 31, 2002, we have shipped 29 such systems for installation in the United States.

Landmine Detection Technology

With funding from the Defense Advanced Research Projects Agency and the Department of Defense, we developed QR-based landmine detection technology, including a vehicle-mounted prototype and a cart-based prototype with a tethered, handheld probe. The probe emits radio frequency magnetic field pulses at the characteristic QR frequency of the explosive. These pulses stimulate coherent signals from the explosives in the mine that are picked up by a tuned antenna, amplified in a sensitive receiver and analyzed digitally.

Most current landmines possess low metal content, forcing current metal detection devices to be very sensitive to metal, which creates high false alarm rates and slow clearing times. QR technology does not detect explosives based on metal content and therefore exhibits much lower false alarm rates and faster clearing times than metal detectors. In 1999, the prototype successfully demonstrated 100% detection of antipersonnel and antitank landmines during extensive field trials at the Army Combat Engineering School test facility at Fort Leonard Wood, Missouri. This was the first time that plastic, low metal content, TNT landmines had been detected with this level of performance by any system in actual field conditions. We believe the current QR prototype system is able to detect the vast majority of all landmines deployed throughout the world. We believe QR can operate in almost all soil conditions, including saturated soils, as well as through fresh water.  Due to current regulations, our ability to export our landmine detection technology outside of the United States is limited.

Wood Products

WoodVision.    We are developing a log scanning system based on CT technology to optimize the value of harvested timber. Using a CT-based system to locate hidden defects and undesirable wood properties, such as twist, we can identify high quality logs for sale. We believe sawmills can gain a significant competitive advantage by using a CT-based system to locate hidden defects, such as knots and cracks, and accordingly adjust the cutting pattern to increase the quality and quantity of the sawn wood.

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

Industry Segments

We report our financial information in three segments, based on financial information regularly reviewed by our management in deciding how to allocate resources and assess performance. Financial information for each segment, including revenues, net income (loss) and total assets, is reported in Note 11 of the consolidated financial statements in this annual report.

EDS.    The “EDS” segment develops, manufactures, markets and supports explosives detection systems for civil aviation security based on advanced CT technology. Our products were the first automated explosives detection system to be certified by the FAA. From inception through December 31, 2002 we have shipped 779 systems to the FAA and the TSA, to foreign aviation security agencies and to domestic and foreign airports and airlines. Our EDS product sales accounted for 91.8% of our total revenues in 2002, 49.1% of our total revenues in 2001 and 58.8% of our total revenues in 2000, and our EDS service revenues accounted for 3.1% of our total revenues in 2002, 12.9% of our total revenues in 2001 and 10.5% of our total revenues in 2000.  As a result, we are substantially dependent on the TSA for the majority of our EDS business.

Quantum.    The “Quantum” segment develops for commercialization patented and proprietary technology for inspection, detection and analysis of explosives and other materials. Quantum’s products are based on passive magnetic sensing technology and QR technology, a form of magnetic resonance. Quantum receives grants from a variety of U.S. government agencies for research and development of military and humanitarian landmine detection, carry-on luggage screening, concealed weapon detection, drug detection and in-process materials inspection. Our Quantum government contract revenues accounted for 2.8% of our total revenues in 2002, 22.3% of our total revenues in 2001 and 13.4% of our total revenues in 2000.

Wood.    The “Wood” segment, including our wholly-owned subsidiary, Inovec, develops, manufactures, markets and supports technologies for scanning, optimization and control systems for the forest products industry. Our Wood product sales accounted for 1.7% of our total revenues in 2002, 13.1% of our total revenues in 2001 and 15.0% of our total revenues 2000, and our Wood service revenues accounted for 0.4% of our total revenues in 2002, 2.1% of our total revenues in 2001 and 1.9% of our total revenues in 2000.

Customers

EDS.    From inception through December 31, 2002, we shipped 779 EDS units for installation. Substantially all purchases of EDS products for U.S. airports are made by the TSA. Prior to the establishment of the TSA, substantially all purchases of EDS products for U.S. airports were made by the FAA.  Of the total EDS units shipped, 628 were shipped to the FAA, the TSA and U.S. airlines for installation at commercial U.S. airports. For security reasons, the FAA and the TSA will not divulge the deployment schedule or locations of these systems. To date, most orders from U. S. customers have been funded by the TSA, and prior to its inception, the FAA. We had EDS sales to the TSA and the FAA of $356.7 million in 2002, $20.0 million in 2001 and $30.8 million in 2000.

During 2002, we announced orders from the TSA pursuant to a letter contract dated February 19, 2002 and subsequent delivery orders for 625 complete systems across our full product line.  Orders from that agency totaled $512.9 million for the year.  Looking forward, we believe our EDS equipment sales will be driven primarily by demand for the installation of in-line automated EDS into the baggage handling systems of airports, which will achieve the highest level of security, vastly improve passenger convenience and lower operating costs.  However, the timing of revenues is highly dependent on the budget process and the ultimate level of funding commitment.  We continue to remain in active discussions with the TSA regarding the U.S. government’s needs for additional systems. Additional orders for CTX equipment will depend on various factors, including future U.S. government funding appropriations.

From inception to December 31, 2002, we shipped 151 CTX Series units to customers in Belgium, Canada, Chile, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Malaysia, the Netherlands, the Philippines, Romania, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. Total revenues by geographic location are described in Note 11 to our consolidated financial statements in this annual report. Substantially all of our long-lived assets are located in the United States.

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

These payment terms effectively provide the necessary working capital for acquisition of materials and funding inventory during the manufacturing cycle. We anticipate that potential future orders from the TSA will continue to provide payment terms which provide the necessary working capital for us and our suppliers, even if production volumes were to rapidly increase. If future orders from the TSA contain different payment terms, a major increase in production rates may require substantial additional working capital.

Quantum.    The U.S. government is Quantum’s primary customer for contract research and development business. From the commercialization of the first portal systems, now called the i-Portal 100 system, through December 31, 2002, we have shipped 29 such systems for installation in the United States.  Our primary customers for our i-Portal 100 system are the FAA and Milestone Technologies.

Wood.    Over 633 of Inovec’s laser scanners have been installed in over 300 sawmills worldwide as of December 31, 2002. We are developing and conducting field trials on WoodVision’s CT-based log scanning system, and accordingly we have no sales for WoodVision products.

Sales and Marketing

EDS.    We market our EDS products both directly through internal sales personnel and indirectly through authorized agents, distributors and EDS systems integrators. As of December 31, 2002, we employed a total of 20 people, including two contractors, in sales and marketing. For EDS sales through our authorized representatives and distributors, we are generally directly involved in developing proposal documents and negotiating contract terms.

The selling process often involves a team comprised of individuals from sales and marketing, engineering, customer service and support, legal and senior management. The team frequently engages in a multi-level sales effort directed toward a variety of constituents, including government regulators, the local airport operator or authority, systems and conveyor integrators, and individual airlines. We provide our sales representatives with training, promotional literature, a multi-media presentation, videos and competitive analysis. The sales process includes assisting customers to design baggage handling system configurations, including the use of computer modeling, educating customers on the system and technology, and supporting the implementation and integration process.

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

We believe that customer service and support are critical to our success and we have committed significant resources to these functions. We provide a high level of customer support to assist in site planning through our field service organization, which provides installation and integration of our products into facilities in addition to field service for maintaining the reliability of our products once installed. We believe that this provides us with a significant advantage over our competitors. Our service organization includes customer service engineers, product application specialists and technical support engineers. As of December 31, 2002, we had 136 employees and 46 consultants employed in customer service and support roles.

We generally provide a one-year parts and service warranty with the sale of each of our CTX systems. We offer fee-based service contracts to our customers to provide system maintenance, ongoing technical support, documentation and training. We believe our recurring revenues from service contracts will increase as our installed base increases. In January 2003, we entered into an agreement with Siemens pursuant to which Siemens subcontracted to us its CTX service obligations to the FAA and the TSA.  The agreement is retroactive to November 2002 and runs through 2007.  Commencing in January 2003, Siemens has the option to extend the agreement for a one-year term, with four annual options to renew.  Siemens has exercised its option to extend for 2003. With respect to CTX models purchased by our international customers, owners of approximately 90% of these EDS products in service have, in the past, entered into annual service contracts following their first year of operation. The annual maintenance fee per unit under these contracts is typically equivalent to approximately 7% of the unit’s selling price.

We believe that operator qualification and training in the utilization of the CTX system is important to the detection of explosives. We offer operator training and testing with each EDS product sale, and we offer specialized training as our customers require. We also offer a stand-alone training console that simulates a CTX system for sale to our customers to train operators to use a CTX system without disrupting the operation of a deployed CTX system.

Quantum.    We anticipate that when Quantum’s products are ready for commercial distribution, we will engage our sales force currently selling our EDS products to sell the Quantum products as well. Currently, Quantum markets the QScan product through a marketing manager and a direct sales person, working with research and development employees to prepare and present proposals. Quantum sells the i-Portal 100 system to customers within the transportation and aviation security markets, including the FAA, and to Milestone Technologies. Sales other than to the FAA or other customers in the transportation and aviation security market are made to Milestone Technologies, which then sells the products to end-users.

Wood.    Inovec markets its wood products using laser technology both directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. As of December 31, 2002, Inovec employed a total of five employees in sales and marketing. For sales through its authorized representatives and distributors, Inovec generally is directly involved in developing proposal documents and negotiating contract terms. We currently have no sales force for our WoodVision products.

Research and Development

We continue to make substantial investments to enhance the performance, functionality and reliability of our products. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of December 31, 2002, we had 184 employees engaged in research and development and product development activities. We are also using the services of 17 specialized contract employees and consultants in this area. For the year ended December 31, 2002, we spent $21.2 million on total research and development activities, of which $566,000 was funded by the FAA, the TSA and other agencies under development contracts and grants.  For the year ended December 31, 2001, we spent $13.7 million on total research and development activities, of which $5.7 million was funded by the FAA and other agencies under development contracts and grants. For the year ended December 31, 2000, we spent $11.9 million on total research and development activities, of which $872,000 was funded by the FAA and other agencies under development contracts and grants.

Competition

As a result of the terrorist attacks on September 11, 2001, we believe that the market for explosives detection systems will become increasingly competitive. We expect competition to increase as other companies introduce additional and more competitive products. Several advanced explosives detection technologies have been developed to attempt to address the need for effective explosives detection for checked baggage, including CT technology and other technologies described below:

•                             Dual energy x-ray systems measure the x-ray absorption properties of a bag’s contents at two different x-ray energies using one or two views to determine if any of the contents have the physical characteristics of explosive materials.

•                             Multi-view x-ray, which is like dual energy x-ray, except that it uses three or more views in an effort to approximate cross-sectional data. This method gathers more two-dimensional data than conventional single- or double-view dual energy x-ray systems.

•                             X-ray diffraction systems use a single energy source to take hundreds of measurements of the angular scatter patterns of a bag’s contents to determine if any of the contents have the chemical characteristics of explosive materials.

Only explosives detection systems based on CT technology have been certified by the FAA/TSA. Competitors have attempted to obtain FAA/TSA certification of systems based on non-CT technology in the past without success. To meet the increased demand for EDS products, the TSA may change its certification standards and certify non-CT-based technology or other CT-based products.

We believe that the primary competitive factor, especially in the United States, is obtaining FAA/TSA certification. Additional factors are price, throughput rates, ease of integration into baggage handling systems and the size of baggage that can be screened. We believe that we compare favorably with both our CT-based and non-CT-based competitors on these factors. Our primary competitors in EDS are:

•                             CT-Based Competition. Our only competitor that has developed a CT-based EDS is L-3 Communications Holdings, Inc. which has obtained FAA certification for two of its products, including a product developed for the FAA ARGUS program. We, and L-3 and former PerkinElmer, Inc. Detection Systems Group, which was sold during 2002 to L-3 Communications Holdings, Inc., are participating in the ARGUS program for the development and certification of a smaller EDS.

•                             Dual Energy X-Ray and Multi-View Competition. Competitors such as former PerkinElmer Detection Systems Group, which was sold during 2002 to L-3 Communications Holdings, Inc., and Heimann Systems GmbH, offer non-certified explosives detection systems using dual energy x-ray technology.

•                             X-ray Diffraction Competition. YXLON International Holding GmbH is developing a stand-alone x-ray diffraction unit, and Heimann Systems GmbH offers an x-ray diffraction system that can be used in combination with one of its dual-energy x-ray units.  In February 2003, we entered into a definitive agreement to acquire YXLON.  We expect to close the acquisition by the end of March 2003.

The primary competition for our QR technology products in the area of checked and carry-on baggage currently includes the large installed base of conventional x-ray scanners and trace detection systems for commercial aviation. In addition, other companies are developing QR technology in these markets, including QR Sciences Limited (formerly Thorlock International Ltd.). We believe that government requirements to screen carry-on baggage for explosives are needed to increase demand for our QR technology products. If demand increases, we believe that the competitive factors in these markets will be government certification, if any, performance, price and ease of use.

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

Manufacturing

Our manufacturing operations consist primarily of materials management, assembly, test and quality control of complete systems and final system testing. Using our designs and specifications, subcontractors assemble some mechanical and electrical sub-components, and in times of peak production, we engage subcontractors to assemble entire CTX systems. We perform all final assembly and testing of products prior to shipment. Because quality and reliability over the life of our products are vital to customer satisfaction and repeat purchases, we believe our quality assurance program is a key component of our business strategy.

We believe that our existing manufacturing facilities will enable us to scale to meet increased production volumes in an efficient manner. We believe that utilization of contract manufacturers will provide the capability to produce additional EDS units as necessary. We have entered into an agreement with CoorsTek under which

CoorsTek performs contract manufacturing and assembly services relating to our CTX 2500 and CTX 5500 DS systems.

Suppliers

EDS.    We outsource certain materials management processes, and certain manufacturing processes, including mechanical sub-assemblies, sheet metal fabrication, cables and assembled printed circuit boards. We generally purchase major contracted assemblies from single source suppliers. We review our single source procurements on a case by case basis, where feasible, and have qualified second sources for certain contracted assemblies.  We have entered into an agreement with CoorsTek under which CoorsTek performs supply chain management services. We have experienced delays in obtaining a few of our single source assemblies. We cannot assure you that we will not face further shortages of one or more of these systems in the future.

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

EDS.    We have relied primarily on copyrights and trade secrets for the protection of our EDS technology. We have two U. S. patents for automatic concealed object detection systems using a pre-scan stage as used in the CTX Series. These patents expire in 2010 and 2011. The patents have not prevented competition from developing CT-based products which do not use a pre-scan stage. The time period for filing foreign counterparts of our two U.S. EDS patents has expired, and we did not seek or obtain patent protection. The absence of foreign counterparts to our patents could adversely affect our ability to prevent a competitor from using technology similar to technology used in our CTX Series. We also have a U.S. patent for a mechanical radiation shield for our CTX 9000 DSi model, which expires in 2021.  We rely on this technology to increase the speed of the baggage inspection process.  We have filed other applications in the United States and Europe for patents covering other features contained in our CTX 9000 DSi model.

In connection with our formation, in 1990, we entered into a licensing agreement with Imatron, Inc. Under the agreement, as amended and currently in effect, we have an exclusive, worldwide and fully-paid license to use Imatron’s CT technology in products for the scanning of mail, freight, parcels, baggage and wood, and in compact medical scanners for military field applications. In exchange, we granted to Imatron under this agreement an exclusive, worldwide and fully-paid license to use, in products for the medical industry, any CT scanning technology that we develop during the term of the agreement. The license agreement expires in 2009. We believe that by the time the license expires in 2009, we will not be using any of the original Imatron technology in our products.

Quantum.    In the United States, we rely on licenses, patents, copyrights and trade secrets held by us for the protection of the proprietary elements of our Quantum products. We have a co-exclusive license to technology covered by three QR patents from the Naval Research Laboratory to commercialize the QR technology, including landmine detection. The license becomes non-exclusive in 2005 and expires in 2010 and 2011.  We rely on this technology for all of our QR-based products. We have also been granted a non-exclusive license by International Business Machines Corporation for patented and non-patented proprietary software and know-how related to electromagnetic sensing and detection. The license expires in 2009.  We have not sold products that incorporate this licensed software and know-how.

Wood.    We have a patent application pending covering a number of new features related to the design and use of our CT-based log scanner. We have a patent, issued in the United States and Canada, for technology used in Inovec log cutting optimization systems.  The technology uses statistical analysis to compensate for errors and tolerances in the scanning and log cutting process.  The patent expires in 2011.

Government rights to use our technology.    In accordance with the terms of our development contracts with the FAA, the U.S. government has rights to the use of our proprietary technology developed after the award of the contracts and funded by the contracts. The U.S. government may use these rights to produce or have produced competing products for it using such technology. In addition, we have granted the TSA a two-year royalty-bearing license, commencing in March 2002, to enable other manufacturers to build EDS products based on our technology for the TSA.

Backlog

We measure our backlog of product revenues as orders for systems and upgrades for which contracts or purchase orders have been signed, but which have not yet been shipped. We measure our backlog of service revenues as orders for maintenance related to product support for which contracts have been signed, but maintenance service has not yet been performed. We typically ship our products within three to twelve months after receiving an order. However, such shipments may be affected by delays which occur in the delivery of components to us or our readiness to accept delivery of components for reasons of site preparation or otherwise. In some instances, shipments may be made more quickly depending on our ability to build machines to order and our customers’ demand for immediate delivery.

As of December 31, 2002, our EDS product and service revenue backlog was approximately $246.6 million, compared to $56.0 million as of December 31, 2001. As of December 31, 2002, our Inovec product and service revenues backlog was approximately $714,000, compared to $1.2 million as of December 31, 2001. We had no WoodVision backlog as of December 31, 2002 and December 31, 2001.

We measure our backlog of Quantum government contracts as awards from government agencies which have been funded, but for which services have not yet been performed. As of December 31, 2002, our Quantum government contracts backlog was approximately $12.4 million, compared to approximately $12.9 million as of December 31, 2001.  Of the $12.4 million of backlog, only $4.3 million is funded.

Any failure by us to meet an agreed upon schedule could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, we cannot assure investors that our backlog will eventually result in revenues. For these reasons, we believe that backlog cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

As of December 31, 2002, we directly employed 609 people, of whom 184 were primarily engaged in research and development activities, 35 in marketing and sales, 139 in customer support and field service, 146 in manufacturing, 26 in quality assurance and 79 in administration and finance. In addition, we utilized the services of 97 full-time consultants and temporary employees. The number of our manufacturing personnel was significantly expanded in 2002, in response to increased demand for our CTX products. We believe that our relationship with our employees is good.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on From 10-K, quarterly reports on Form 10-Q, current reports on From 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  We make available on our website at http://www.invision-tech.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing the information to the SEC.  You can also request copies of such documents by contacting our Investor Relations Department at (510) 739-2200 or sending an email to investor_relations@invision.iip.com.

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

Key components used in our products, including the power supply, gantry, x-ray tubes and x-ray detectors, have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with these suppliers. In addition, some of the suppliers of the key components used in our products are our competitors, and they may be motivated not to supply us with the components we need.  Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or sub-assemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause current or potential customers to seek other suppliers of EDS products. In view of the high cost of many of these components, we strive to avoid excess supplies. Our demands for large volumes of these key components may strain the abilities of our suppliers to provide these key components on a timely or expedited basis. In addition, we may compete with other EDS manufacturers to obtain parts for our EDS products. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

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

Substantially all of the customers for our EDS products and our other products under development to date have been public agencies or quasi-public agencies, such as the FAA, the TSA and airport authorities. Public agencies are subject to budgetary processes and expenditure constraints. In the past, many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas.

The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. We cannot assure investors that these funds will be used to purchase our EDS products. In February 2003, an Omnibus Spending Bill containing funding for the TSA, including $174.5 million earmarked for security equipment, was signed into law. As of March 27, 2003, we have received no orders for our EDS products from the TSA as a result of this funding. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

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

The U.S. government can terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. Our contracts with foreign governments may contain similar provisions. Consequently, our backlog is not necessarily indicative of future revenues. The government’s termination of one or more of the contracts for our EDS products or our other products under development would harm our business.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government’s failure to fully fund one or more of the contracts for our EDS products or our other products under development would harm our business.

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

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for aviation security products and services. In response to public pressure, fluctuation in concern on the part of voters about aviation security, or for other reasons, the plans for deployment of EDS to screen baggage could be changed. The budgetary debates and delays could result in fewer EDS being sold to the TSA and elected officials who support the EDS program could fail to maintain their offices, any of which events could cause a decrease in the demand for our EDS products.

Our major customer, the TSA, is a newly created agency that has experienced, and may continue to experience, delays in its operations, which may cause delays in our receiving orders from the TSA.

                The TSA is a relatively new agency that was created in November 2001 by the Transportation Security Act.  As a result, it has experienced, and may continue to experience, delays in fulfilling its mandate as a result of delays in establishing the necessary infrastructure to operate in an efficient manner.  For example, Congress is still in the process of organizing subcommittees for the TSA.  This may result in delays in our receiving orders for our EDS products.  Further, the TSA is now a part of the Department of Homeland Security, which was created subsequent to the creation of the TSA and is therefore in an earlier stage of formation, which may further create delays in our receiving orders as this agency is organized.

Future sales of our EDS products will depend on the ability of airports to secure funding to build baggage handling systems and to integrate our EDS units into such systems, which they may not be able to do.

Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the United States. Recent legislation established a “letter of intent” program under which an airport can present a request to the TSA for reimbursement of costs incurred by the airport in improving baggage handling systems to increase security. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

We believe that a substantial opportunity exists for our CTX 9000 DSi model to be integrated into baggage handling systems. If airports determine, in conjunction with governmental authorities, that they will be unable or unwilling to modify or finance such in-line baggage handling systems, this opportunity may be limited.

As a result of the Transportation Security Act, our EDS products are undergoing substantially increased usage per day, which could cause unforeseen problems with their ability to sustain this increased usage.

As required by the Transportation Security Act, as of December 31, 2002, 100% of checked baggage must undergo EDS screening. As a result, our EDS products in operation are being used more hours per day than before, which places a burden on them not previously experienced. This has resulted in an increase in the amount of maintenance required to keep them operating, and may result in unforeseen problems. If this were to occur, our customers could perceive that there are reliability problems with our CTX products, which could reduce the demand for our products. In addition, our CTX 9000 DSi product is a relatively new model with which we have limited experience in sustaining extensive usage. As a result, our CTX 9000 DSi product may experience maintenance needs and increased down time beyond that experienced by our CTX 2500 and CTX 5500 DS products. Further, because the CTX 9000 DSi is designed to be integrated into an airport’s baggage handling system, it has, in addition to the detection function and mechanisms, components that integrate it into the baggage handling system, which also require maintenance and may also contribute to increased maintenance needs and down time. If our CTX 9000 DSi product does experience additional maintenance needs beyond that of our CTX 2500 and CTX 5500 DS products, our customers may not purchase this product in favor of our CTX 2500 and CTX 5500 DS products or the products of our competitors.

If we do not manage effectively the expansion of our operations, our business may be harmed.

Our workforce has more than doubled since September 11, 2001. We have managed the growth, despite stress created by rapid growth on our management control system and resources, including decision support, accounting management, working capital, information systems and facilities. If we do not continue to manage and improve our financial and management controls, reporting systems and procedures to manage our employees effectively, our business could be harmed.

We may not be able to grow our service organization quickly enough to support our EDS units deployed in the field.

We are responsible for supporting the installation of, and providing warranty service for, our EDS units. With the rapid increase in the number of units being shipped, we are expanding our service organization’s capability. EDS units are relatively complex machines, which employ high-speed conveyors and sophisticated imaging technology. If we are unable to hire and train sufficient service personnel supported by an expanded logistical system, the reliability of our machines could suffer. If this were to occur, there could be a decrease in demand for our products.

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

In February 2003, we entered into a definitive agreement to acquire YXLON International Holding GmbH.  YXLON is active in businesses that are new to us, and represents a challenge to our management.  We expect the acquisition to close at the end of March 2003.  Failure to manage integration of YXLON’s businesses could harm our business results, and could result in additional expenses and loss of revenue opportunities for YXLON and us.

If our EDS products fail to detect explosives, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage, and we may lose current and potential customers.

Our business exposes us to potential product liability risks, which are inherent in the manufacturing, sale and maintenance of EDS products. Our machines are not designed to detect, and FAA/TSA certification does not require 100% detection of, any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected through our products, which would lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators and the training of the operators.

If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability and war and terrorism insurance in the amount of $200 million.  However, since September 11, 2001, insurance rates have increased dramatically, and we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

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

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through December 31, 2002, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the U.S. EDS sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 85.4% of our revenues in the year ended December 31, 2002 and 26.9% of our revenues in the year ended December 31, 2001. In the year ended December 31, 2002, ten customers accounted for all of our EDS units sold during the year, and for the fiscal year 2001, seven customers accounted for all of our EDS units sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

We have granted a royalty-bearing license to the U.S. government to have our products produced by other manufacturers and if other manufacturers produce our products, we may lose expected revenue opportunities.

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

In accordance with Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using CT technology found in our existing CTX products as well as the future ARGUS model. With respect to Quantum, the U.S. government retains the same rights to the passive magnetic technology found in the i-Portal and the QR technology found in the QScan product. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems and/or the Quantum products would be harmed.

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

Sales to countries other than the U.S. accounted for 11.7% of our revenues in the year ended December 31, 2002 and 32.5% of our revenues for the year ended December 31, 2001. A number of factors related to our international sales and operations could adversely affect our business, including:

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

The TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA’s orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of increased demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources, and could trigger financial penalties under the agreements with such customers. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

We may not be selected to provide post-warranty service on our CTX systems.

Once a warranty period on a CTX system has expired, we offer to our customers the opportunity to buy a service contract from us, including scheduled maintenance, repairs and parts. In January 2003, we entered into an agreement with Siemens pursuant to which Siemens subcontracted to us its CTX service obligations to the FAA and the TSA.  The agreement is retroactive to November 2002 and runs through 2007.  Commencing in January 2003, Siemens has the option to extend the agreement for a one-year term, with four annual options to renew.  Siemens has exercised its option to extend for 2003. We cannot assure investors that Siemens will renew the agreement in subsequent years. In addition, historically, we have sold service contracts on approximately 90% of eligible CTX systems deployed internationally, with a renewal rate near 100%. We may not achieve this rate of service contract sales in the future.

Our future EDS products may fail to obtain certification by the TSA.

We plan to continue to develop new models for our family of EDS products, including through our current participation in the ARGUS program, an FAA/TSA-sponsored program designed to develop a smaller, low-cost EDS product. However, we cannot be certain that any new product, including the ARGUS system, if completed, will be certified by the TSA. The failure to gain certification for a product would harm our ability to sell the product, and recognize associated revenues.

Our existing products may fail to obtain re-certification by the TSA for changes in the EDS systems.

Our existing EDS products can be required to be re-certified by the TSA. This can happen when a critical component is changed, or we wish to make other changes to the EDS systems. When this happens, the affected EDS model requires re-certification by the TSA. The failure or delay in gaining re-certification for an existing EDS product could harm our ability to continue to sell the product and recognize associated revenues.

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

We believe that our future success will be due, in part, to the continued services of our senior management team. We do not have long-term employment agreements with any of our executive officers. Losing the services of one or more members of our management team could negatively affect our business and our expansion efforts. We do not maintain key person life insurance policies for members of our management. We could be seriously harmed by the loss of any of our executive officers. In addition, in order to manage our growth, we will need to recruit and retain additional skilled personnel, such as advanced engineering professionals. Our failure to recruit qualified employees in a timely manner and retain them could harm our business and our ability to continue to grow.

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

Our success depends in part on our ability to protect our intellectual property. Although we attempt to protect our intellectual property in the U.S. and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure investors that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

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

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. For the year ended December 31, 2002, we performed reimbursable research and development for EDS products totaling $886,000 from FAA and TSA grants and contracts, and for the year ended December 31, 2001, we performed reimbursable research and development for EDS products totaling $8.3 million from FAA grants and contracts. We are also aware that other competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing. For the year ended December 31, 2002, we had contract revenues of $12.1 million from the U.S. government for the development of Quantum products, and for the year ended December 31, 2001, we had contract revenues of $16.6 million from the U.S. government for development of Quantum products. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. On December 31, 2002, our common stock closed at $26.36 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments on the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation provides for 5,000,000 shares of preferred stock which our board of directors may issue with terms determined by them without stockholder approval, a classified board of directors serving staggered three-year terms, restrictions on who may call a special meeting of stockholders and a prohibition on stockholder action by written consent. These provisions of Delaware law and in our charter documents could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

We may not pay cash dividends.

We have not declared or paid any cash dividends on our capital stock previously, and we have agreed not to pay cash dividends under our current bank line of credit. Historically, we have retained earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

We may become subject to costly and time-consuming class action litigation following significant changes in our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Were such litigation to be commenced against us, we would incur substantial costs and there would be diversion of our management’s attention and resources, which could materially harm our business, results of operations and financial condition.

ITEM 2. PROPERTIES

Our principal corporate office and EDS manufacturing facility are located in Newark, California, and consists of approximately 112,000 square feet under a lease that expires in August 2007. We have an option to extend the lease for five years. We also entered into an amendment to the original Newark agreement to lease a second facility consisting of 18,700 square feet.  The lease for the second facility expires in September 2004.

Quantum’s office and manufacturing facility are located in San Diego, California, in an approximately 33,000 square foot facility under a lease that originally expired in April 2002, and a separate 3,000 square foot facility which expired in May 2002, both of which continue to be occupied under a month-to-month lease. In December 2002, Quantum moved some of its operations to a new facility in San Diego consisting of approximately 58,400 square feet.  The new lease expires in December 2012, with a one-time option to extend the lease another ten years.  Quantum expects to completely move out of its old facility by the beginning of the second quarter of 2003.

Inovec’s office and manufacturing facility are located in Eugene, Oregon, and consist of approximately 10,000 square feet under lease that expires in March 2003 and approximately 5,000 square feet in a separate building under a lease that expires in March 2003. Additionally, we lease a facility consisting of approximately 4,000 square feet in Eugene, Oregon for WoodVision and Inovec operations, currently under a one-year lease expiring in August 2003. Another lease for a facility consisting of 4,500 square feet expired in May 2002, but Inovec continues to occupy the facility on a month-to-month basis.  Negotiations are underway for a one-year lease.

We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.  See Note 8 of the notes to the consolidated financial statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

We are involved in routine claims and administrative proceedings arising in the ordinary course of business. We believe that collectively these proceedings will not materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows our executive officers and their positions and offices as of March 14, 2003. We have included biographies after the table.

Name	Age	Position
Sergio Magistri	50	President, Chief Executive Officer and Director
Donald E. Mattson	70	Senior Vice President and Chief Operating Officer
Ross Mulholland	60	Senior Vice President and Chief Financial Officer
David M. Pillor	48	Senior Vice President, Sales and Marketing and Director

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

Donald E. Mattson has served as our Senior Vice President and Chief Operating Officer since November 2000. Mr. Mattson previously served as our Interim Vice President of Operations in 1998. In addition to his position with us, from 1992 to 2000, Mr. Mattson was a management consultant and held a number of different positions, including, among others, interim management assignments as executive officer of Microware Distributors, Inc., a computer distribution company, president of SyDos, a disk drive sub-systems company, and vice president of operations of Quantum, a tape drive manufacturing company. Prior to 1992, Mr. Mattson held senior management positions at Microware Distributors, Inc., Optical Data, Inc., Media Technology Corporation, Verbatim Corporation, Memorex Corporation and Varian Associates. Mr. Mattson holds a bachelor’s degree in Industrial Management and Technology and an MBA from the University of California, Berkeley.

Ross Mulholland has served as our Senior Vice President and Chief Financial Officer since March 2001. From January 2000 to March 2001, Mr. Mulholland was Chief Financial Officer and Vice President of Operations of TechPlanet, a Silicon Valley private company providing information technology services. In 2001, TechPlanet filed for bankruptcy protection under Chapter 7. Before that, he was Vice President and Chief Financial Officer at Silicon Entertainment, a technology-based specialty retailer, from 1998 to 2000, and Senior Vice President and Chief Financial Officer for The Nature Company/Discovery Channel Stores, a specialty retailer and direct marketing company, from 1995 to 1997. He has also held senior management positions with several leading national retailers, including Dayton-Hudson Corporation. Mr. Mulholland holds a bachelor’s degree in Liberal Arts and an MBA from Wayne State University.

David M. Pillor joined InVision in July 1994 as Vice President, Sales and Marketing, and has served as our Senior Vice President, Sales and Marketing since November 1995 and as a director since 1999. From 1988 to July 1994, Mr. Pillor held various positions including Area Sales Manager, National Sales Manager and Vice President of Sales of Technomed International, a medical products company. Mr. Pillor holds a bachelor’s degree in Chemistry from the University of Maryland.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “INVN” since May 15, 1997. Prior to that date, our common stock had been traded on the Nasdaq SmallCap Market under the symbol “INVN” since April 23, 1996. The following table sets forth for the periods indicated the high and low sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2002
First Quarter	$49.76	$24.70
Second Quarter	$43.40	$17.42
Third Quarter	$37.25	$21.60
Fourth Quarter	$37.50	$22.78

Year ended December 31, 2001
First Quarter	$3.38	$1.38
Second Quarter	$4.15	$2.28
Third Quarter	$11.70	$2.94
Fourth Quarter	$47.09	$9.20

On March 14, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $21.15. As of December 31, 2002, there were 17,008,153 shares of our common stock outstanding held by 260 holders of record.

Dividends

We have not declared or paid any cash dividends on our capital stock previously, and we have agreed not to pay cash dividends under our current bank line of credit. Historically, we have retained earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto and the other information contained in this annual report.

The selected consolidated balance sheet data as of December 31, 2002 and 2001 and the selected consolidated statement of operations data for each year in the three years ended December 31, 2002, have been derived from our audited consolidated financial statements appearing elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the consolidated statement of operations data for the years ended December 1999 and 1998 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. Product cost of revenues is net of reimbursable ramp up costs from the TSA of $11.0 million in 2002.  Cost of revenues and operating expenses are net of amounts recoverable under contracts and grants with governmental agencies of $866,000 in 2002, $8.3 million in 2001, $1.7 million in 2000, $865,000 in 1999 and $3.6 million in 1998. We acquired Inovec, which was accounted for as a purchase effective January 1, 2000 and, accordingly, Inovec’s results of operations are only included in the consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product revenues	$411,426	$46,536	$58,713	$43,160	$60,854
Service revenues	15,622	11,239	9,801	4,582	2,430
Government contract revenues	12,083	16,556	10,632	10,694	7,210
Total revenues	439,131	74,331	79,146	58,436	70,494

Cost of revenues:
Product costs	234,767	28,782	39,333	24,886	32,701
Service costs	10,761	7,162	6,512	3,678	2,245
Government contract costs	8,708	13,010	7,849	7,739	5,223
Total cost of revenues	254,236	48,954	53,694	36,303	40,169

Gross profit	184,895	25,377	25,452	22,133	30,325

Operating expenses:
Research and development	20,622	7,979	11,039	10,443	8,498
Selling, general and administrative	31,744	14,727	16,551	11,767	12,997
Total operating expenses	52,366	22,706	27,590	22,210	21,495

Income (loss) from operations	132,529	2,671	(2,138)	(77)	8,830
Interest expense	(399)	(289)	(195)	(227)	(390)
Interest and other income, net	38	570	527	754	697
Income (loss) before income taxes	132,168	2,952	(1,806)	450	9,137

Provision (benefit) for income taxes	53,874	(4,571)	—	67	1,096

Net income (loss)	$78,294	$7,523	$(1,806)	$383	$8,041
Net income (loss) per share:
Basic	$4.90	$0.58	$(0.14)	$0.03	$0.67
Diluted	$4.40	$0.52	$(0.14)	$0.03	$0.63
Weighted average shares outstanding:
Basic	15,987	12,998	12,510	12,133	12,046
Diluted	17,803	14,343	12,510	12,751	12,827

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$159,736	$13,378	$11,908	$24,169	$12,457
Working capital	$227,074	$49,634	$37,672	$40,913	$38,911
Total assets	$417,787	$89,733	$69,332	$62,987	$63,486
Long-term liabilities	$653	$680	$1,861	$1,181	$1,565
Total stockholders’ equity	$236,713	$61,420	$47,504	$47,485	$46,830

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Business—Risk Factors” in Item 1. This section should also be read in conjunction with the consolidated financial statements and related notes in Item 8.

Overview

We are organized under three segments. Our EDS business manufactures CT-based detection products used by the aviation industry to screen baggage for explosives. Our wholly-owned subsidiary, Quantum, utilizes QR and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. Our Wood division consists of Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT and x-ray technology to increase the value of harvested timber.

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

•                             Quantum government contract revenues, which include revenues primarily from development contracts utilizing QR and magnetic sensing technologies with government agencies and private entities; and

•                             Wood product revenues from the sales of control and automation systems for timber processing equipment and related accessories, installation and configuration, and service revenues from maintenance contracts related to product support, repairs and other services.

We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and systems integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. International sales represented 11.7% of total revenues for the year ended December 31, 2002, 32.5% of total revenues for the year ended December 31, 2001 and 26.2% of total revenues for the year ended December 31, 2000.

EDS.    In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our EDS products from a limited number of customers. For example, in 2002, ten customers accounted for all of our EDS units sold. The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from this small number of customers for a substantial portion of our revenues. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. We generated $356.7 million from EDS sales to our largest customer, the FAA and, following the formation of the TSA, the TSA, representing 81.2% of total revenues for the year ended December 31, 2002, $20.0 million representing 26.9% of total revenues for the year ended December 31, 2001, and $30.8 million representing 38.9% of total revenues for the year ended December 31, 2000. There were no other EDS customers who accounted for more than 10% of total revenues in the years ended December 31, 2002, 2001 and 2000.

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

These payment terms effectively provide the necessary working capital for acquisition of materials and funding inventory during the manufacturing cycle. We anticipate that potential future orders from the TSA will continue to provide payment terms which provide the necessary working capital for us and our suppliers, even if production volumes were to rapidly increase. If future orders from the TSA contain different payment terms, a major increase in production rates may require substantial additional working capital.

Payment terms for FAA and TSA invoices are net 30 days, while terms for international invoices vary from amounts due upon receipt of invoice to 90 days.

We consider research and development to be a vital part of our operations and continue to dedicate substantial resources to research to enhance the performance, functionality and reliability of our CTX systems, as well as development of new products. Gross research and development expenses for EDS were $18.2 million in 2002, $10.7 million in 2001 and $9.5 million in 2000.

Quantum.    Our Quantum revenues are substantially derived from development activities funded by various U.S. government contract agencies. The government contract revenues are from contracts which are typically in the form of cost-plus-fixed-fee or firm-fixed-price awards. We sold our first QScan product in late 1999 and our first i-Portal 100 system in 2001, and continue to market these products to customers within the aviation and transportation security markets.

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

Wood.    Our Wood product and service revenues are primarily derived from Inovec’s sales of control and automation systems for timber processing equipment and related service. We have installed laser scanners in over 300 sawmills worldwide.

Results of Operations

The following table sets forth certain income and expenditure items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product revenues	93.7%	62.6%	74.2%
Service revenues	3.6	15.1	12.4
Government contract revenues	2.7	22.3	13.4
Total revenues	100.0	100.0	100.0

Cost of revenues:
Product costs	53.5	38.8	49.7
Service costs	2.5	9.6	8.2
Government contract costs	2.0	17.5	9.9
Total cost of revenues	58.0	65.9	67.8

Gross margin	42.0	34.1	32.2

Operating expenses:
Research and development	4.7	10.7	13.9
Selling, general and administrative	7.2	19.8	21.0

Total operating expenses	11.9	30.5	34.9

Income (loss) from operations	30.1	3.6	(2.7)
Interest expense	(0.1)	(0.4)	(0.2)
Interest and other income, net	—	0.8	0.6

Income (loss) before income taxes	30.0	4.0	(2.3)
Provision (benefit) for income taxes	12.2	(6.1)	—

Net income (loss)	17.8%	10.1%	(2.3)%

Comparison of Fiscal Years 2002 and 2001

Revenues.    EDS product revenues were $403.1 million in 2002, an increase of 1,004% from $36.5 million in 2001.  This increase in system sales and related accessories reflects the orders received from the FAA and the TSA during 2002, as well as international customers in late 2001 and 2002, resulting from the increased focus on aviation security following the terrorist attacks of September 11, 2001.  The increase in EDS product revenues is slightly offset by volume discounts.  EDS service revenues were $13.7 million in 2002, an increase of 43.4% from $9.6 million in 2001. The increase in service revenues is a result of signing an agreement with Siemens, which was retroactive to November 2002, to service our EDS units owned by the FAA and the TSA in the United States and its territories and service contract revenues from international customers for new support and maintenance agreements for CTX systems for which warranty periods expired during the year.  We anticipate that service revenues will increase in 2003 compared to 2002 due to the agreement with Siemens and a larger installed base of EDS coming off of warranty.  We typically ship against a backlog of orders for our products. As of December 31, 2002, we had in backlog EDS equipment orders and service agreements of $246.6 million.

Quantum’s government contract revenues were $12.1 million in 2002, a decrease of 27.0% from $16.6 million in 2001. During 2002, $7.0 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 53.1% of Quantum revenues, compared to 2001, in which $12.6 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 74.0% of Quantum revenues. As of December 31, 2002, we had Quantum government contract backlog of approximately $12.4 million, approximately $6.1 million of which is for the development of landmine detection technologies. We anticipate that government contract revenues for landmine detection technologies will decrease in 2003 compared to 2002. This is the result of a reduced need for subcontract support for the landmines contracts as outsourced milestones are completed. A reduction in such support needs reduces the amounts of revenue recognized in re-billing subcontract support cost to the government. In addition, Quantum is shifting internal resources to develop an upgrade to the CTX family of explosives detection systems utilizing QR. This project to combine QR and CT technology is partially funded by a grant of $1.0 million by the TSA. Quantum’s product revenues were $1.0 million in 2002, compared to $322,000 in 2001.  Quantum did not have a commercial product until 2001.  The increase in Quantum’s product revenues in 2002 is primarily due to increased sales of i-Portal systems during a greater span of time compared to the same period in 2001.

Wood product revenues were $7.3 million in 2002, a decrease of 24.4% from $9.7 million in 2001. The decrease in Wood product revenues is primarily due to fewer system and machinery equipment sales, both reflecting softness in the wood products industry in 2002 compared to 2001. Wood service revenues were $1.7 million in 2002, an increase of 10.1% from $1.5 million in 2001.  The increase in Wood service revenues is primarily due to increased replacement part sales and increased customer purchases of spare parts.  As of December 31, 2002, we had in backlog Inovec equipment orders and service agreements of $714,000 for laser-based optimization and scanning systems for lumber manufacturing.

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

Gross profit for EDS products was $174.3 million in 2002, an increase of 1,125% from $14.2 million in 2001. Gross margins for EDS products were 43.2% in 2002 and 39.0% in 2001.  In addition to significant TSA shipments in 2002, the improvement in EDS product gross profit was partially due to amounts reimbursable from the TSA for ramp up costs, which consist of consulting expenses, vendor expedite charges and subcontractor manufacturing set-up costs, totaling $11.0 million.  If this amount were not reimbursable, these elements of ramp up costs would have been expensed.  The overall improvement in product gross profit was partially offset by $5.3 million in inventory write downs and accrued vendor cancellation fees.  During 2002, in anticipation of receiving additional TSA orders for our CTX 5500 DS model, we purchased and made commitments to purchase large quantities of critical components to build CTX 5500 DS machines.  These anticipated TSA orders were largely replaced by orders for our CTX 9000 DSi model and, at year-end, our CTX 5500 DS raw material inventory levels were in excess of our anticipated requirements.  Accordingly, we wrote down a portion of our CTX 5500 DS inventory and accrued cancellation fees which taken together totaled $5.3 million during 2002.  The improvement in EDS product gross margin percentages is primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs during 2002.

Gross profit for EDS services was $3.9 million in 2002, an increase of 20.2% from $3.2 million in 2001. Gross margins for EDS services were 28.2% in 2002 and 33.7% in 2001. The decrease in gross margin percentages is primarily due to the need to increase EDS customer support overhead costs necessary to support an increasing installed base of EDS units.  Because product sales are initially covered for support services under warranty, there is approximately a 15 to 18 month time lag from shipment to recognizing significant service contract revenue tied to the increased sales of EDS products.  However, the EDS product customer is not obligated to purchase support services from us after the warranty period, so additional service contract revenues are not assured by product sales. The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross margin for 2002 compared to that in 2001.

Cost of Quantum government contract revenues primarily consists of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for government contracts was $3.4 million in 2002, a 4.8% decrease from $3.5 million in 2001. Gross margins for government contracts were 27.9% in 2002 and 21.4% in 2001. The decrease in gross profit is primarily due to lower government contract revenues in 2002 compared to 2001. The improvement in gross margin percentages for government contracts is primarily due to fewer outside engineering services being required on a landmines contract, in which related services typically carry a slightly lower margin, in 2002 compared to 2001.

Gross profit for Wood products was $2.1 million in 2002, a decrease of 38.0% from $3.4 million in 2001. Gross margins for Wood products were 28.4% in 2002 and 34.6% in 2001. The decrease in Wood products gross profit and gross margin percentages is primarily due to softness in the industry.  Gross profit for Wood services was $931,000 in 2002, an increase of 13.8% from $818,000 in 2001. Gross margins for Wood services were 54.6% in 2002 and 52.9% in 2001. The increase in gross profit for Wood services is primarily due to higher service revenues in 2002 compared to the prior year using the same number of service personnel. The increase in gross margin percentages for Wood services is primarily due to variations in types of services provided in 2002 compared to 2001.

Research and Development.    Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures are partially offset by amounts reimbursed by the FAA, the TSA and other government agencies and private entities under research and development contracts and grants. These services are provided and reimbursed on a cost basis.

Gross research and development expenses for EDS were $18.2 million in 2002, an increase of 70.9% from $10.7 million in 2001. Gross research and development expenses for EDS as a percentage of EDS revenues were 4.4% in 2002 and 23.1% in 2001. Net research and development expenses for EDS were $17.7 million in 2002, an increase of 254.8% compared to $5.0 million in 2001. Net research and development expenses for EDS as a percentage of EDS revenues were 4.2% in 2002 and 10.8% in 2001. The increase in gross research and development expenses for EDS is primarily due to an increased focus on several initiatives to support our growth. With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods. We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operated at capacity. We are also devoting significant engineering resources to support the rapid expansion of our manufacturing capacity, and are continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports, and product enhancements for our existing line of EDS machines.  We anticipate that we will commit less engineering resources in 2003 for the ARGUS program since that program is nearing completion.  The increase in net research and development expenses for EDS is primarily due to Quantum's development of an upgrade to the CTX family of explosives detection systems utilizing QR and less funding received from the ARGUS grant in the current year compared to the prior year. We anticipate that we will continue to incur unfunded costs for the continued development of the ARGUS program over the next few quarters as we approach the end of the program.  The decrease of gross and net research and development expenses for EDS as a percentage of revenues is primarily due to a significant increase in revenues.

Research and development expenses for Quantum were $860,000 in 2002, an increase of 13.3% from $759,000 in 2001. Research and development expenses for Quantum as a percentage of Quantum revenues were 6.5% in 2002 and 4.5% in 2001. The increase in expenses is primarily due to more internal costs incurred for the development and commercialization of products in 2002 compared to 2001, such as the i-Portal 100 system.  The increase of research and development expenses for Quantum as a percentage of revenues is primarily due to a decrease in revenues.

Research and development expenses for Wood were $2.1 million in 2002, a decrease of 7.0% from $2.3 million in 2001. Research and development expenses for Wood as a percentage of Wood revenues were 23.3% in 2002 and

20.1% in 2001. The decrease in expenses is primarily due to a temporary reallocation of engineering resources to support the rapid growth of the EDS business from Wood development efforts.  The increase of research and development expenses for Wood as a percentage of revenues is primarily due to a decrease in revenues.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance, travel, selling and distribution costs and other general expenses.

Selling, general and administrative expenses for EDS were $24.6 million in 2002, an increase of 186.0% from $8.6 million in 2001. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 5.9% in 2002 and 18.6% in 2001. Part of the increase in expenses for EDS was the result of an increase in expenditures to consultants and professional fees of $4.5 million, such as investigations relating to potential acquisitions and investor and public relations, employee headcount of $3.3 million, insurance costs of $2.2 million and sales commissions of $2.1 million, all related to the growth of our business compared to the prior year. The decrease in selling, general and administrative expenses for EDS as a percentage of revenues is primarily due to the increase in EDS revenues.

Selling, general and administrative expenses for Quantum were constant at $2.3 million in 2002 and 2001.  Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 17.1% in 2002 and 13.8% in 2001. The increase as a percentage of revenues is due to a decrease in total revenue.

Selling, general and administrative expenses for Wood were $4.9 million in 2002, an increase of 29.0% from $3.8 million in 2001.  Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 54.2% in 2002 and 33.8% in 2001. The net increase in selling, general and administrative expenses is primarily due to a $2.1 million impairment write-down of goodwill related to the acquisition of Inovec, partially offset by reductions in headcount and efforts to control expenses.  The increase as a percentage of revenue is due to a decrease in total revenue and to the $2.1 million impairment write-down.

Interest Expense.    Interest expense increased to $399,000 in 2002 from $289,000 in 2001.  The increase in interest expense is primarily due to increased activities within our financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in 2002 compared to that in 2001.

Interest and Other Income, Net.    Interest and other income, net was $38,000 in 2002 compared to $570,000 in 2001. The 2002 amount consists primarily of interest income on cash, cash equivalents and short-term investments of $1.9 million, offset by other expenses of $1.9 million, primarily consisting of $1.2 million of net foreign exchange losses primarily related to foreign exchange contracts entered into in advance of adopting hedge accounting in May 2002 and a contingent settlement amount of $700,000.  The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $297,000 and other income (net) of $273,000, primarily the reversal of a reserve due to a favorable outcome of an international claim, partially offset by foreign exchange losses.

Provision (Benefit) for Income Taxes.    We recorded an income tax provision of $53.9 million in 2002 compared with an income tax benefit of $4.6 million in 2001.  At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000, respectively, available to reduce future federal and state taxable income.  Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011.  The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986.  Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Comparison of Fiscal Years 2001 and 2000

Revenues.    EDS product revenues were $36.5 million in 2001, a decrease of 21.5% from $46.5 million in 2000. This decrease was primarily attributable to decreased CTX system revenue of approximately $8.6 million, resulting from fewer CTX systems sold in 2001 compared to 2000, and also due to relatively more of the newer, lower priced CTX 2500 systems sold to existing customers in 2001 compared to 2000. The decrease was also due to a $2.2 million reduction of revenues from fewer customer upgrades of the older CTX 5000 systems to the newer CTX 5500 DS systems. The upgrades were mostly complete at the end of 2000. The decrease in EDS product revenues was partially offset by increased accessories and spare parts revenues in 2001, as more systems were deployed and operating in the field in 2001 compared to 2000.

EDS service revenues were $9.6 million in 2001, an increase of 15.8% from $8.3 million in 2000. The increase in service revenues was primarily due to increased service contract revenues from international customers for new support and maintenance agreements for CTX systems for which warranty periods expired during the year. The increase in EDS service revenue was also due to more non-contract services, such as billed time and material services, data reporting and complex integrations, provided on a greater installed base of systems in 2001 compared to 2000. We typically ship against a backlog of orders for our products. As of December 31, 2001, we had in backlog EDS equipment orders and service agreements of $56.0 million.

Quantum’s government contract revenues were $16.6 million in 2001, an increase of 55.7% from $10.6 million in 2000. The increase in government contract revenues was primarily due to an increase in efforts in the development of landmine and concealed weapons detection technologies, partially offset by decreases in other types of development efforts as those government contracts and grants were completed during the last twelve months. Due to expanded efforts to develop landmine detection technologies in 2001, Quantum employed more individuals to work directly on funded projects, as well as increased subcontract support, compared to the same period in 2000. During 2001, $12.6 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 74.0% of Quantum revenues, compared to 2000, in which $6.0 million of our government contract revenues from the U.S. government were for the development of landmine technologies, representing 54.4% of Quantum revenues. As of December 31, 2001, we had Quantum government contract backlog of approximately $12.9 million, primarily for the development of landmine detection technologies. Quantum’s product revenues were $322,000 in 2001, compared to $307,000 in 2000.

Wood product revenues were $9.7 million in 2001, a decrease of 18.5% from $11.9 million in 2000. The decrease in Wood product revenues was primarily due to fewer system sales and also due to fewer machinery equipment sales, both reflecting a softness in the wood products industry in 2001 compared to 2000. Wood service revenues were constant at $1.5 million for each of the years ended December 31, 2001 and 2000. As of December 31, 2001, we had in backlog Inovec equipment orders and service agreements of $1.2 million for laser-based optimization and scanning systems for lumber manufacturing.

Gross Profit.    Gross profit for EDS products was $14.2 million in 2001, a decrease of 9.9% from $15.8 million in 2000. Gross margins for EDS products in 2001 were 39.0% and 33.9% in 2000. The decrease in gross profit was primarily due to lower EDS product revenues in 2001 compared to 2000. The increase in EDS product gross margin percentages was primarily due to improvements in the manufacturing costs of the CTX 9000 DSi system, which was first introduced in late 1999, and due to competitive pricing factors with international customers in the prior year. The increase in gross margin percentages was also due to variations in product types and accessories sold in 2001 compared to 2000. The increase in revenues from accessories, which typically carry higher margins, in 2001 added to the improvement in EDS product margins compared to 2000. Gross profit for EDS services was $3.2 million in 2001, an increase of 26.3% from $2.6 million in 2000. Gross margins for EDS services were 33.7% in 2001 and 30.9% in 2000. The increase in gross profit was primarily due to higher EDS service revenues in 2001 compared to 2000. The increase in EDS service gross margin percentages was primarily due to variations in types of service revenue, such as increased billed time and materials services, and continued efforts to maintain constant overhead costs with a greater installed base of CTX systems in 2001 compared to 2000. The increase in gross margin percentages for EDS services was also due to revenues recorded in 2001 for services which were performed in 2000. The revenues for these services were deferred in the prior year due to uncertainty of collection of the receivable at the end of the year. The revenues for these services were recognized in the current year due to the collection of the receivable in 2001.

Gross profit for government contracts was $3.5 million in 2001, a 27.4% increase from $2.8 million in 2000. Gross margins for government contracts were 21.4% in 2001 and 26.2% in 2000. The increase in gross profit was primarily due to higher government contract revenues in 2001 compared to 2000, partially offset by decreased margins. The decrease in gross margin percentages was primarily due to increased outside engineering services utilized on the landmines contract in 2001 compared to 2000, which services typically carry lower margins.

Gross profit for Wood products was $3.4 million in 2001, a decrease of 6.0% from $3.6 million in 2000. Gross margins for Wood products were 34.6% in 2001 and 30.0% in 2000. The decrease in Wood products gross profit was primarily due to lower revenues in 2001 compared to 2000. The increase in Wood products gross margin percentages was primarily due to a smaller portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in 2001 compared to 2000. Gross profit for Wood services was $819,000 in 2001, an increase of 11.6% from $734,000 in 2000. Gross margins for Wood services were 52.9% in 2001 and 48.2% in 2000. The increase in gross profit was primarily due to higher service revenues in 2001 compared to 2000. The increase in Wood service gross margin percentages was primarily due to variations in types of services provided in 2001 compared to 2000.

Research and Development.    Gross research and development expenses for EDS were $10.7 million in 2001, an increase of 12.2% from $9.5 million in 2000. Research and development contracts and grants from the FAA and other government agencies and private entities funded $5.7 million of our gross research and development expenses for EDS in 2001 and $872,000 in 2000. Net research and development expenses for EDS were $5.0 million in 2001, a decrease of 42.3% compared to $8.6 million in 2000. Net research and development expenses for EDS as a percentage of EDS revenues were 10.8% in 2001 and 15.7% in 2000. The increase in gross research and development expenses for EDS was primarily due to the expanded efforts on the ARGUS program during 2001 compared to 2000. The decrease in net research and development expenses was primarily due to the focused efforts on the ARGUS development, which was funded through research and development grants. As of December 31, 2001, we had in backlog research and development contracts and grants of $880,000, representing the remaining available funding of the ARGUS program.

Research and development expenses for Quantum were $759,000 in 2001, an increase of 55.2% from $489,000 in 2000. Research and development expenses for Quantum as a percentage of Quantum revenues was 4.5% in 2001 and 2000. The increase in expenses was primarily due to more internal costs incurred for the development and commercialization of products in 2001 compared to 2000, such as the i-Portal 100 system.

Research and development expenses for Wood were $2.3 million in 2001, an increase of 17.7% from $1.9 million in 2000. Research and development expenses for Wood as a percentage of Wood revenues were 20.1% in 2001 and 14.3% in 2000. The increase in expenses was primarily due to the increased efforts during the first half of 2001 for field trials and other research on the development of a log scanning system based on CT technology to optimize the value of harvested timber.  The increase in expenses as a percentage of revenues was due to an increase in expenses and an 18.5% decrease in Wood product revenues.

Selling, general and administrative.     Selling, general and administrative expenses for EDS were $8.6 million in 2001, a decrease of 11.4% from $9.7 million in 2000. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 18.6% in 2001 and 17.7% in 2000. The decrease in EDS selling, general and administrative expenses was primarily due to our efforts to reduce selling, general and administrative spending levels in the first part of 2001 compared to 2000, primarily in the areas of employee headcount, travel and entertainment and professional services. The decrease was also due to the reimbursement by the FAA of the selling, general and administrative portion of expenses related to the ARGUS program of $2.1 million in 2001 compared to $400,000 in 2000, due to expanded efforts on the ARGUS development in 2001. These decreases were partially offset by increased external commission expense for certain international sales representatives in 2001 compared to 2000 and also due to increases in employee headcount, bonuses, consultants, and professional fees, such as investor and public relations, incurred in late 2001 in anticipation of greater demand for our EDS products. The decrease in EDS selling, general and administrative expenses was also partially offset by approximately $373,000 of non-recurring professional fees incurred in the latter part of 2001 related to a possible acquisition which is no longer being pursued.

Selling, general and administrative expenses for Quantum were constant at $2.3 million in 2001 and 2000. Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 13.8% in 2001 and 21.1% in 2000. The decrease as a percentage of revenues was due to our efforts to maintain selling, general and administrative spending levels with expanded efforts on government contract projects.

Selling, general and administrative expenses for Wood were $3.8 million in 2001, a decrease of 16.4% from $4.6 million in 2000. Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 33.8% in 2001 and 33.9% in 2000. The decrease in selling, general and administrative expenses was primarily due to start-up and business development costs incurred in 2000 for the newly formed WoodVision division.

Interest Expense.    Interest expense increased to $289,000 in 2001 from $195,000 in 2000. Interest expense resulted primarily from debt financing associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums. The increase was primarily due to higher average debt balances during the year in 2001 compared to 2000, partially offset by lower interest rates.

Interest and Other Income, Net.    Interest and other income, net, was $570,000 in 2001 compared to $527,000 in 2000. The 2001 amount consisted primarily of interest income on cash, cash equivalents and short-term investments of $297,000 and other income (net) of $273,000, primarily the reversal of a reserve due to a favorable outcome of an international claim, partially offset by foreign exchange losses. The 2000 amount consisted primarily of interest income on cash equivalents and short-term investments of $917,000, partially offset by other expense of $390,000, primarily net foreign exchange losses. The decrease in interest income was primarily due to lower average cash balances and lower interest rates on these balances during the year in 2001 compared to 2000.

Provision (Benefit) for Income Taxes.    We recorded an income tax benefit of $4.6 million in 2001 compared to no amounts recorded for taxes in 2000. During the fourth quarter of 2001, we determined that a deferred tax asset valuation allowance was no longer necessary based on an evaluation of current evidence including, among other things, the passage of the Transportation Security Act and its effect on our estimates of future earnings as well as contracts and customer orders entered into during the fourth quarter of 2001. Accordingly, we reversed our deferred tax asset valuation allowance of $5.7 million in the fourth quarter of 2001, which more than offset the provision for the 2001 income tax expense. At December 31, 2001, we had federal net operating loss carryforwards of approximately $5.0 million and state net operating loss carryforwards of approximately $1.1 million available to reduce future federal and state taxable income. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. Our tax credit carryforwards of $1.3 million expire from 2005 to 2021

Related Party Transactions

In connection with Messrs. Blum and Turpen joining our board of directors in 2001, each of these directors received a grant to purchase 20,000 shares of our common stock, which grants vested over a four-year period. In February 2002, the board of directors amended these grants to cause them to vest over a one-year period. If either Mr. Blum or Mr. Turpen ceases to be a director prior to four years from the original date of grant, we will be required to take a compensation charge equal to the difference between the fair market value of our common stock on the date of the amendment and the exercise price of the option, multiplied by the number of vested shares that would not have vested had the option not been amended.

In late September 2001, we entered into an agreement with Donald & Co. for investment advisory services related to a potential acquisition and fundraising activities. We considered other alternatives and chose Donald & Co. to provide these services because time was of the essence and it was able to react quickly to meet our business requirements based on its familiarity with our business. Stephen Blum, president of Donald & Co., is a member of our board of directors. The board approved this agreement with Mr. Blum abstaining. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of our common stock at a price of $9.95 per share, the closing price of our common stock on the day prior to the date of issuance. The board considered this fee to be comparable to other alternatives given the circumstances of the engagement. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78% and a contractual life of five years. In September 2002, we issued 100,000 shares of common stock under the warrant.  However, in lieu of paying cash for the shares, 34,153 shares valued at $29.13 per share were returned to us to settle the transaction.  Such shares were recorded as treasury stock.  We have allocated one-half of the cash retainer and warrant to on-going investment and financial advisory services, which was originally recorded in other current assets and then amortized over the one-year term of the agreement. We recorded amortization expense of $262,000 in 2002 and $88,000 in 2001. We have allocated the remaining balance of $350,000 to services provided in connection with our follow-on offering in April 2002, which was netted against the proceeds from the offering.

In August 1996, January 1997 and January 1999, we entered into consulting agreements with BGI, Inc., a Virginia-based international consulting firm, to assist us with the marketing of our EDS products to the U.S. government. Under these agreements, we agreed to pay an annual retainer to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by us to issue 20,468 shares of common stock to BGI. In 2000, we recorded consulting expenses of $108,000 for this common stock. We issued 9,552 shares of common stock in 2001 and we issued the remaining 10,916 shares of common stock in 2002. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to our board of directors. Following Ambassador Busby’s election, we continued this arrangement because we felt that BGI continued to provide needed services to us at comparable market rates. We paid consulting fees to BGI of $120,000 in 2000. This arrangement expired on December 31, 2000.

Noncash Charges

We recorded noncash charges related to grants of stock options having exercise prices below the fair market value on the date of grant to employees and directors in the amounts of $136,000 in 2002 and $63,000 in 2000. We did not record any noncash charges in 2001 related to grants of stock options having exercise prices below the fair value of our common stock on the date of grant. We recorded noncash charges related to grants of a warrant to a director and stock options to a consultant in the amount of $651,000 in 2002 and $148,000 in 2001. No amounts were recorded for grants of warrants or stock options to non-employees in 2000. We recorded a noncash charge related to the issuance of common stock to a consultant in the amount of $42,000 in 2002.

Liquidity and Capital Resources

At December 31, 2002, we had $159.7 million in cash and cash equivalents, compared to $11.4 million at December 31, 2001. Working capital was $227.1 million at December 31, 2002 compared to $49.6 million at December 31, 2001.

Net cash provided by operating activities was $65.4 million in 2002, compared to $519,000 in 2001 and to $9.2 million used in 2000.  The increase in cash flows from operations in 2002 resulted primarily from an increase in our earnings of approximately $70.8 million, offset by a net decrease resulting from changes in operating assets and liabilities of approximately $14.9 million. Changes in assets and liabilities reflected long-lead deposits on delivery orders from the TSA resulting in an increase of $81.9 million in deferred revenues, as well as an increase in accrued liabilities of $50.2 million and an increase in accounts payable of $20.1 million.  However, these increases in operating assets and liabilities were more than offset by customer receivables processed in late 2002 that contributed to a $118.4 million growth of accounts receivable, and increases in inventory of $37.7 million and prepayments of $11.0 million, including long-lead inventory deposits of $8.4 million.

Cash flows from operations in 2001 resulted primarily from an increase in earnings of $9.3 million, which is enhanced by noncash items, such as $3.8 million for depreciation and amortization during the year.  Other contributing factors to the improvement in cash flows from operations were the timing of payments on accounts payable of $3.0 million and the income tax benefits from employee stock transactions of $2.2 million, partially offset by increases in inventory of $6.8 million and accounts receivable of $4.9 million.

Net cash used in operating activities in 2000 resulted primarily from an increase in accounts receivable of $10.6 million.  Other contributing factors to the cash used in operations were a net loss of $1.8 million, a build up increase of $2.2 million in inventory, and a decrease in up-front customer installment payments as of year-end, resulting in a $3.0 million decrease in deferred revenue.  The net use of cash in operating activities was partially offset by an increase of $4.0 million in accrued liabilities and a $3.8 million noncash effect of depreciation and amortization.

Net cash used in investing activities was $2.9 million in 2002, compared to $4.2 million in 2001 and to $1.7 million provided by investing activities in 2000. Net cash used in investing activities in 2002 resulted from $4.7 million in acquisitions of capital equipment and $183,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with the terms in the purchase agreement, offset by proceeds from the sale of short-term investments of $1.9 million.  Net cash used in investing activities in 2001 resulted from $2.0 million for the purchases of short-term investments, $1.9 million in acquisitions of capital equipment, and $267,000 for the payment of an earn-out to the former shareholders of Inovec in accordance with terms in the purchase agreement. Net cash provided by investing activities in 2000 primarily resulted from $5.9 million in sales of short-term investments, partially offset by $2.7 million in acquisitions of capital equipment and the cash payment of $1.5 million for the purchase of Inovec, net of cash acquired.

Net cash provided by financing activities was $85.9 million in 2002, compared to $3.1 million in 2001 and to $1.1 million in 2000. Net cash provided by financing activities in 2002 primarily resulted from $87.8 million in net proceeds from the sale of common stock to the public and under the employee stock purchase plan and exercises of stock options, partially offset by $1.7 million in repayments of short-term debt, net of proceeds.  Net cash provided by financing activities in 2001 was primarily due to $2.5 million in proceeds from sales under the employee stock purchase plan and exercises of stock options and $1.0 million in proceeds from borrowings of short-term debt, net of payments, partially offset by $403,000 in repayments of long-term debt.  Net cash provided by financing activities in 2000 was primarily due to $890,000 in proceeds from borrowings of short-term debt, $669,000 in proceeds from sales under the employee stock purchase plan and exercises of stock options, partially offset by $435,000 in repayments of long-term debt.

Effective July 2002, we amended our two line of credit agreements with Silicon Valley Bank.  The first agreement provides for maximum borrowings in an amount up to $25.0 million.  The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (1) 70% of eligible raw materials and work-in-process inventory designated for export customers, or (2) 60% of outstanding loans under this agreement, or (b) $10.0 million, which we expect will increase to $15.0 million in 2003 following the approval of the increase of the guarantee by EXIM.  Borrowings under these agreements bear interest at the bank’s prime rate minus 0.5%, which was 3.75% at December 31, 2002.  The agreements expire in July 2004 and require that the EDS segment maintain certain levels of tangible net worth.  We may use proceeds of loans under both lines of credit for general corporate purposes.  At December 31, 2002, we had no borrowings outstanding under these agreements.  However, at December 31, 2002, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $2.0 million is secured by the lines of credit, and foreign exchange contracts for which a 10% reserve of $3.5 million is secured by the lines of credit.  We had remaining available borrowing capacity under the lines of credit of $29.5 million at December 31, 2002 based on eligible EDS accounts receivable and inventories as of that date.

We previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At December 31, 2002, we had an outstanding $67,000 term loan due June 2003.  The term loan bears interest at the bank’s prime rate plus 1.0%, which was 5.25% at December 31, 2002.

In August 2002, Inovec renewed a line of credit agreement with Pacific Continental Bank.  The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec.  The agreement bears interest at the bank’s prime rate plus 1.0%, with an interest rate floor of 5.75%.  The agreement expires in August 2003 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios.  Inovec may use proceeds from loans under the line of credit for general corporate purposes in its operations.  At December 31, 2002, Inovec had no borrowings outstanding under this agreement.

Contractual Obligations and Commitments

The following table depicts our contractual obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	Thereafter
Short-term debt	$184	$184	—	—
Long-term debt	67	67	—	—
Capital lease obligations	122	45	69	8
Operating leases	17,456	2,793	4,666	9,997

Total contractual cash obligations	$17,829	$3,089	$4,735	$10,005

At December 31, 2002, we have commitments of $34.7 million for foreign currency forward contracts, which are used to hedge against existing receivables and orders.  These contracts expire within one year, when we will need to provide the euro currency from forecasted customer receipts to receive $34.7 million. We have no material obligations or commitments other than the obligations specified in the table above and the commitments specified in this paragraph.

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

Inflation

The impact of inflation has not been material on our operations, cash flow or liquidity to date.

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

Revenue Recognition.    We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the FAA and the TSA and other domestic customers that have been demonstrated to meet product specifications prior to shipment, we recognize product revenues at shipment and defer the portion of revenues relating to installation and training until these services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of these services and generally represent less than 5% of these arrangements. Installation is generally completed within a relatively short period of time, typically less than one week. We have a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Some airport installations require more involved integration with baggage handling systems and, while not essential to the functionality of the machine, take longer than most routine installations. Integration services are separately priced from products in sales agreements and we recognize service revenues under these agreements as services are performed.

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

Inventory.  Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products.  The business environment in which we operate is subject to rapid changes in customer demand.  We perform a detailed assessment of inventory by segment each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues.  Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value.  Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

Estimated Cost-down Liability to the TSA.  The delivery orders received from the FAA and TSA beginning in April 2002 are governed by a letter contract dated February 19, 2002.  The contract specifies that product prices will be reduced by an amount equal to 75% of actual bill of material savings.  While this contract has not yet been definitized, we have accrued a liability for the estimated amount of material cost savings to be shared with the TSA.  The estimate was determined by the quantity of product shipments to the TSA under the contract extended, for each model, by 75% of the net decrease in the bill of materials for the production of those units shipped.  The estimated liability has been recorded as a reduction of revenues and, once the contract is definitized, the liability will be adjusted to reflect agreed upon payments to the TSA.  We anticipate that the contract will be definitized by the end of the second quarter of 2003.

Accrued Warranty Reserves.    We accrue the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by actual warranty costs, including usage of material and labor and service delivery costs incurred in correcting a product failure. If actual material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Valuation of Long-Lived Assets, Including Goodwill and Purchased Intangible Assets.  We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets, including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

Recently Issued Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities.  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3.  We adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit costs was recognized at the date of a company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Accounting for Stock-Based Compensation.  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  In the fourth quarter of 2002, we adopted the amended disclosure requirements of SFAS 148.

Accounting and Disclosure Requirements for Guarantees.  In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.  We have not yet determined the impact of the adoption of the recognition provisions of FIN 45 on our results of operations or financial position.

Revenue Arrangements with Multiple Deliverables.  In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF No. 00-21 will be effective for fiscal periods beginning after June 15, 2003.  We have not yet determined the impact of the adoption of EITF No. 00-21 on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. During the year ended December 31, 2002, we entered into foreign exchange forward contracts with notional values of approximately $43.6 million to hedge against foreign exchange risk for contracts with international customers denominated in euros and, at December 31, 2002, had outstanding contracts with notional values totaling $34.7 million with a negative fair value of approximately $4.9 million. The following table depicts the maturities of the outstanding contract amounts:

Contract Maturity	Within 3 Months	4-6 Months	7-9 Months	10-12 Months
Amount (in thousands)	$13,884	$18,020	$2,653	$99

Purchases of raw materials and other inventory components are primarily denominated in U.S dollars and, when purchased in foreign currencies, are generally made on an as needed basis. We have some advance purchase commitments in foreign currencies with a few European suppliers. We currently do not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, we will continue to monitor the foreign exchange rates and may enter into forward contracts to mitigate foreign exchange risk as appropriate.

Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in 3 currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We have performed a sensitivity analysis as of December 31, 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures.

The foreign currency exchange rates used were based on market rates in effect at December 31, 2002.  The cash flow impacts of the sensitivity analysis are summarized in the following table:

		Fair Value as of Dec. 31, 2002	Cash flow impact of change in exchange rates
	Contract Amount
(in thousands)			10% Change	15% Change

Foreign currency forward contracts	$34,656	$(4,948)	$3,973	$5,960
Accounts receivable	13,216	14,803	(1,480)	(2,220)
Firm orders*	24,123	27,390	(2,739)	(4,109)
Net accounts payable	(835)	(1,022)	102	153
total			$(144)	$(216)

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at December 31, 2002 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2001.  We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity.  In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and supplementary financial data appear on pages F-1 to F-27 of this annual report and are incorporated by reference herein.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this item is incorporated by reference to our proxy statement to be delivered to stockholders in connection with our 2003 Annual Meeting of Stockholders in the section entitled “Proposal 1.” Information about executive officers that is required by this item can be found in Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” appearing in our proxy statement to be delivered to stockholders in connection with our 2003 Annual General Meeting of Stockholders. Such information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Grants and Exercises” appearing in our proxy statement to be delivered to stockholders in connection with our 2003 Annual General Meeting of Stockholders. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in our proxy statement to be delivered to stockholders in connection with our 2003 Annual General Meeting of Stockholders. Such information is incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within ninety days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of Sergio Magistri, our principal executive officer, and Ross Mulholland, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Messrs. Magistri and Mulholland concluded that our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 immediately following the signature page of this report and are incorporated by reference herein.

Deloitte & Touche LLP, Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

II—Valuation and Qualifying Accounts

The schedule listed above is set forth immediately following the consolidated financial statements following the signature page of this report and is incorporated by reference herein. Schedules not listed above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

(a)(3)    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the registrant.(1)

3.2	Bylaws of the registrant, as amended.(2)

3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant.(3)

4.1	Reference is made to Exhibits 3.1 through 3.3.

10.1	Technology License Agreement, dated September 11, 1990, by and between the registrant and Imatron, Inc.(4)

10.2	Registrant’s 2000 Equity Incentive Plan, as amended.(5)(16)

10.3	Registrant’s 2002 Employee Stock Purchase Plan.(6)(16)

10.4	Lease, dated as of February 11, 1997, between the registrant and WHLNF Real Estate L.P.(7)

10.5	Purchase Agreement, dated as of December 24, 1996, between the registrant and the U.S. Federal Aviation Administration.(7)

10.6	Amendment No. 1 to Technology License Agreement between the registrant and Imatron, Inc. dated July 12, 1999.(8)

10.7	Form of Indemnity Agreement between the registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby.(8)(16)

10.8	Registrant’s 1991 Equity Incentive Plan.(9)(16)

10.9	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000.(9)

10.10	Loan and Security Agreement, dated November 8, 2000, between the registrant and Silicon Valley Bank.(10)

10.11	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the registrant and Silicon Valley Bank.(10)

10.12	Form of Indemnity Agreement between the registrant and each of Donald E. Mattson and Ross Mulholland.(11)(16)

10.13	Amendment to Loan Documents, dated October 12, 2001, between the registrant and Silicon Valley Bank.(12)

10.14	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the registrant and Silicon Valley Bank.(12)

10.15	Director Retainer Agreement, dated August 1, 2001, between the registrant and Louis A. Turpen.(12)

10.16	Director Retainer Agreement, dated May 30, 2001, between the registrant and Stephen Blum.(12)

10.17	Warrant to Purchase Common Stock of the registrant, dated September 26, 2001, to Donald & Co. Securities, Inc.(12)

10.18	Letter Contract between the registrant and the TSA, dated February 19, 2002.(13)(17)

10.19	Delivery Order #2 from the TSA.(13)(17)

10.20	Delivery Order #3 from the TSA.(13)(17)

10.21	Amendment to Loan Documents, dated March 4, 2002, between the registrant and Silicon Valley Bank.(13)

10.22	Amendment to Loan Documents (EXIM Program), dated March 4, 2002, between the registrant and Silicon Valley Bank.(13)

10.23	Amended Delivery Order #2 from the TSA.(14)(17)

10.24	Amended Delivery Order #3 from the TSA.(14)(17)

10.25	Delivery Order #4 from the TSA.(14)(17)

10.26	Amendment to Delivery Order #2.(14)

10.27	Amendment to Delivery Order #3.(14)

10.28	Agreement for Products and Services between the registrant and CoorsTek, Inc., dated June 10, 2002.(14)(17)

10.29	First Amendment to Lease Agreement, dated December 10, 1997, between the registrant and WHLNF Real Estate Limited Partnership.(14)

10.30	Second Amendment to Lease Agreement, dated July 1, 2002, between the registrant and DMV SUB 4 LLC.(14)

10.31	Change in Control Equity Acceleration Plan.(15)(16)

10.32	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri.(15)(16)

10.33	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor.(15)(16)

10.34	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland.(15)(16)

10.35	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Don Mattson.(15)(16)

10.36	Amendment to Loan Documents dated as of July 19, 2002 between the registrant and Silicon Valley Bank.(15)

10.37	Amendment to Loan Documents (EXIM Program) dated as of July 19, 2002 between the registrant and Silicon Valley Bank.(15)

10.38	Delivery Order DO#5 from the TSA.(15)(17)

10.39	Delivery Order DO#6 from the TSA.(15)(17)

10.40	Single-Tenant Net Lease Agreement executed on October 4, 2002 between Carmel Mountain #8 Associates, L.P. and Quantum Magnetics, Inc.

10.41	Revision No. 1 to Agreement for Products and Services dated as of January 24, 2003 between the registrant and CoorsTek, Inc.(17)

10.42	Support and Maintenance Agreement executed on January 24, 2003 between the registrant and Siemens Explosive-Detection Field Services, LLC.(17)

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(2)                      Filed as an exhibit to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(3)                      Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-380) and incorporated herein by reference.

(5)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-103016) filed February 6, 2003 and incorporated herein by reference.

(6)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-91154) filed June 25, 2002 and incorporated herein by reference.

(7)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

(8)                      Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(9)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.

(10)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 and incorporated herein by reference.

(11)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(12)                Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

(13)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(14)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(15)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 and incorporated herein by reference.

(16)                Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

(17)                Confidential treatment has been requested for portions of this exhibit.

(b)                                  Reports on Form 8-K

We did not file any Current Reports on Form 8-K in the quarter ended December 31, 2002.

(c)                                  See Exhibits listed under Item 15(a)(3).

(d)                                  The financial statement schedules required by the Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2003.

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

Signature	Title	Date

/s/ SERGIO MAGISTRI	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
Sergio Magistri

/s/ ROSS MULHOLLAND	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
Ross Mulholland

/s/ DAVID M. PILLOR	Senior Vice President, Sales and Marketing, and Director	March 27, 2003
David M. Pillor

Chairman of the Board of Directors
Giovanni Lanzara

/s/ STEPHEN BLUM	Director	March 27, 2003
Stephen Blum

/s/ DOUGLAS P. BOYD	Director	March 27, 2003
Douglas P. Boyd

/s/ BRUNO TREZZA	Director	March 27, 2003
Bruno Trezza

/s/ LOUIS A. TURPEN	Director	March 27, 2003
Louis A. Turpen

/s/ MORRIS BUSBY	Director	March 27, 2003
Morris Busby

CERTIFICATION

I, Sergio Magistri, certify that:

1.  I have reviewed this annual report on Form 10-K of InVision Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Sergio Magistri
Sergio Magistri
President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Ross Mulholland, certify that:

1.  I have reviewed this annual report on Form 10-K of InVision Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Ross Mulholland
Ross Mulholland
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the registrant.(1)

3.2	Bylaws of the registrant, as amended.(2)

3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant.(3)

4.1	Reference is made to Exhibits 3.1 through 3.3.

10.1	Technology License Agreement, dated September 11, 1990, by and between the registrant and Imatron, Inc.(4)

10.2	Registrant’s 2000 Equity Incentive Plan, as amended.(5)(16)

10.3	Registrant’s 2002 Employee Stock Purchase Plan.(6)(16)

10.4	Lease, dated as of February 11, 1997, between the registrant and WHLNF Real Estate L.P.(7)

10.5	Purchase Agreement, dated as of December 24, 1996, between the registrant and the U.S. Federal Aviation Administration.(7)

10.6	Amendment No. 1 to Technology License Agreement between the registrant and Imatron, Inc. dated July 12, 1999.(8)

10.7	Form of Indemnity Agreement between the registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby.(8)(16)

10.8	Registrant’s 1991 Equity Incentive Plan.(9)(16)

10.9	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000.(9)

10.10	Loan and Security Agreement, dated November 8, 2000, between the registrant and Silicon Valley Bank.(10)

10.11	Loan and Security Agreement (Exim Program), dated November 8, 2000, between the registrant and Silicon Valley Bank.(10)

10.12	Form of Indemnity Agreement between the registrant and each of Donald E. Mattson and Ross Mulholland.(11)(16)

10.13	Amendment to Loan Documents, dated October 12, 2001, between the registrant and Silicon Valley Bank.(12)

10.14	Amendment to Loan Documents (EXIM Program), dated October 12, 2001, between the registrant and Silicon Valley Bank.(12)

10.15	Director Retainer Agreement, dated August 1, 2001, between the registrant and Louis A. Turpen.(12)

10.16	Director Retainer Agreement, dated May 30, 2001, between the registrant and Stephen Blum.(12)

10.17	Warrant to Purchase Common Stock of the registrant, dated September 26, 2001, to Donald & Co. Securities, Inc.(12)

10.18	Letter Contract between the registrant and the TSA, dated February 19, 2002.(13)(17)

10.19	Delivery Order #2 from the TSA.(13)(17)

10.20	Delivery Order #3 from the TSA.(13)(17)

10.21	Amendment to Loan Documents, dated March 4, 2002, between the registrant and Silicon Valley Bank.(13)

10.22	Amendment to Loan Documents (EXIM Program), dated March 4, 2002, between the registrant and Silicon Valley Bank.(13)

10.23	Amended Delivery Order #2 from the TSA.(14)(17)

10.24	Amended Delivery Order #3 from the TSA.(14)(17)

10.25	Delivery Order #4 from the TSA.(14)(17)

10.26	Amendment to Delivery Order #2.(14)

10.27	Amendment to Delivery Order #3.(14)

10.28	Agreement for Products and Services between the Registrant and CoorsTek, Inc., dated June 10, 2002.(14)(17)

10.29	First Amendment to Lease Agreement, dated December 10, 1997, between the registrant and WHLNF Real Estate Limited Partnership.(14)

10.30	Second Amendment to Lease Agreement, dated July 1, 2002, between the registrant and DMV SUB 4 LLC.(14)

10.31	Change in Control Equity Acceleration Plan.(15)(16)

10.32	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri.(15)(16)

10.33	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor.(15)(16)

10.34	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland.(15)(16)

10.35	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Don Mattson.(15)(16)

10.36	Amendment to Loan Documents dated as of July 19, 2002 between the registrant and Silicon Valley Bank.(15)

10.37	Amendment to Loan Documents (EXIM Program) dated as of July 19, 2002 between the registrant and Silicon Valley Bank.(15)

10.38	Delivery Order DO#5 from the TSA.(15)(17)

10.39	Delivery Order DO#6 from the TSA.(15)(17)

10.40	Single-Tenant Net Lease Agreement executed on October 4, 2002 between Carmel Mountain #8 Associates, L.P. and Quantum Magnetics, Inc.

10.41	Revision No. 1 to Agreement for Products and Services dated as of January 24, 2003 between the registrant and CoorsTek, Inc.(17)

10.42	Support and Maintenance Agreement executed on January 24, 2003 between the registrant and Siemens Explosive-Detection Field Services, LLC.(17)

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(2)                      Filed as an exhibit to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(3)                      Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-380) and incorporated herein by reference.

(5)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-103016) filed February 6, 2003 and incorporated herein by reference.

(6)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-91154) filed June 25, 2002 and incorporated herein by reference.

(7)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

(8)                      Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(9)                      Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.

(10)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000 and incorporated herein by reference.

(11)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(12)                Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

(13)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(14)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(15)                Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 and incorporated herein by reference.

(16)                Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

(17)                Confidential treatment has been requested for portions of this exhibit.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
InVision Technologies, Inc.

We have audited the accompanying consolidated balance sheets of InVision Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InVision Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 11, 2003
(February 21, 2003 as to Note 16)

InVision Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents	$159,736	$11,386
Short-term investments	—	1,992
Accounts receivable, net	146,295	27,239
Inventories	64,764	27,104
Deferred income taxes	20,889	4,082
Other current assets	15,811	5,464
Total current assets	407,495	77,267

Property and equipment, net	7,225	5,713
Deferred income taxes	1,050	2,237
Intangible assets, net	1,603	4,011
Other assets	414	505
Total assets	$417,787	$89,733

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$28,477	$8,375
Accrued liabilities	65,364	12,822
Deferred revenue	86,284	4,377
Short-term debt	184	1,880
Current maturities of long-term debt	112	179
Total current liabilities	180,421	27,633

Long-term liabilities	653	680

Commitments and contingencies (Notes 5, 8 and 14)

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 20,000,000 shares authorized; 17,243,000 and 13,730,000 shares issued; 17,008,000 and 13,539,000 shares outstanding	17	14
Additional paid-in capital	166,243	66,011
Deferred stock compensation expense	(406)	—
Accumulated other comprehensive loss	(1,783)	—
Retained earnings (accumulated deficit)	74,836	(3,458)
Treasury stock, at cost (235,000 and 191,000 shares)	(2,194)	(1,147)
Total stockholders’ equity	236,713	61,420
Total liabilities and stockholders’ equity	$417,787	$89,733

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Revenues:
Product revenues	$411,426	$46,536	$58,713
Service revenues	15,622	11,239	9,801
Government contract revenues	12,083	16,556	10,632
Total revenues	439,131	74,331	79,146

Cost of revenues:
Product costs	234,767	28,782	39,333
Service costs	10,761	7,162	6,512
Government contract costs	8,708	13,010	7,849
Total cost of revenues	254,236	48,954	53,694

Gross profit	184,895	25,377	25,452

Operating expenses:
Research and development	20,622	7,979	11,039
Selling, general and administrative	31,744	14,727	16,551
Total operating expenses	52,366	22,706	27,590

Income (loss) from operations	132,529	2,671	(2,138)
Interest expense	(399)	(289)	(195)
Interest and other income, net	38	570	527
Income (loss) before income taxes	132,168	2,952	(1,806)

Provision (benefit) for income taxes	53,874	(4,571)	—

Net income (loss)	$78,294	$7,523	$(1,806)

Net income (loss) per share:
Basic	$4.90	$0.58	$(0.14)
Diluted	$4.40	$0.52	$(0.14)

Weighted average shares outstanding:
Basic	15,987	12,998	12,510
Diluted	17,803	14,343	12,510

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$78,294	$7,523	$(1,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,605	3,816	3,754
Deferred income taxes	(14,393)	(5,822)	(363)
Loss on disposal of fixed assets	459	—	107
Bad debt expense	170	168	188
Income tax benefit from employee stock transactions	9,185	2,160	—
Stock compensation expense	829	148	63
Impairment of goodwill	2,100	—	—
Changes in operating assets and liabilities:
Accounts receivable	(118,415)	(4,860)	(10,622)
Inventories	(37,660)	(6,830)	(2,193)
Other assets	(10,953)	(2,568)	940
Accounts payable	20,102	3,022	(378)
Accrued liabilities	50,159	1,479	4,010
Deferred revenues	81,907	2,239	(3,005)
Other liabilities	(8)	44	90
Net cash provided by (used in) operating activities	65,381	519	(9,215)
Cash flows from investing activities:
Purchases of property and equipment	(4,671)	(1,900)	(2,652)
Proceeds from (purchases of) short-term investments, net	1,939	(1,992)	5,887
Purchase of subsidiary, net of cash acquired	(183)	(267)	(1,518)
Net cash provided by (used in) investing activities	(2,915)	(4,159)	1,717
Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	(1,696)	990	890
Repayments of long-term debt	(195)	(403)	(435)
Proceeds from issuance of common stock, net	87,775	2,531	669
Net cash provided by financing activities	85,884	3,118	1,124
Net change in cash and cash equivalents for the year	148,350	(522)	(6,374)
Cash and cash equivalents at beginning of year	11,386	11,908	18,282
Cash and cash equivalents at end of year	$159,736	$11,386	$11,908
Supplemental disclosures of cash flow information:
Interest paid	$343	$288	$242
Income taxes paid, net of refunds	$41,282	$116	$187
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$1,199	$933	$1,093
Liabilities assumed in acquisition of subsidiary	$—	$—	$2,881
Cash and stock payable in connection with acquisition of subsidiary	$—	$366	$2,215
Warrant issued in connection with investment advisory services and financing related services	$—	$650	$—
Capital lease obligations incurred for the purchase of new equipment	$111	$—	$57
Issuance of common stock in connection with the exercise of warrants	$995	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

				Deferred Stock Compensation Expense	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)			Total Stockholders’ Equity
			Additional Paid-In Capital
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount

Balance at January 1, 2000	12,391	$12	$57,910	$(63)	$—	$(9,175)	(201)	$(1,199)	$47,485

Net loss and comprehensive loss	—	—	—	—	—	(1,806)	—	—	(1,806)
Amortization of deferred stock compensation	—	—	—	63	—	—	—	—	63
Exercise of common stock options	63	—	336	—	—	—	—	—	336
Shares issued under the employee stock purchase plan	111	—	333	—	—	—	—	—	333
Issuance of common stock related to an acquisition	249	1	1,092	—	—	—	—	—	1,093
Balance at December 31, 2000	12,814	13	59,671	—	—	(10,981)	(201)	(1,199)	47,504

Net income and comprehensive income	—	—	—	—	—	7,523	—	—	7,523
Exercise of common stock options	463	1	2,266	—	—	—	—	—	2,267
Shares issued under the employee stock purchase plan	132	—	264	—	—	—	—	—	264
Issuance of common stock related to an acquisition	321	—	933	—	—	—	—	—	933
Issuance of warrants and options to consultants	—	—	717	—	—	—	—	—	717
Issuance of stock to a consultant	—	—	—	—	—	—	10	52	52
Income tax benefits of employee stock transactions	—	—	2,160	—	—	—	—	—	2,160
Balance at December 31, 2001	13,730	14	66,011	—	—	(3,458)	(191)	(1,147)	61,420

Net income	—	—	—	—	—	78,294	—	—	78,294
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(2,274)	—	—	—	(2,274)
Less: reclassification of loss on cash flow hedges, net of tax	—	—	—	—	491	—	—	—	491
Comprehensive income									76,511
Issuance of common stock pursuant to secondary public offering, net of issuance costs of $1,617	2,500	2	84,630	—	—	—	—	—	84,632
Exercise of common stock options	680	1	2,055	—	—	—	—	—	2,056
Deferred stock compensation	—	—	542	(406)	—	—	—	—	136
Shares issued under the employee stock purchase plan	172	—	949	—	—	—	—	—	949
Issuance of common stock related to an acquisition	32	—	1,199	—	—	—	—	—	1,199
Issuance of warrants and options to consultants	100	—	1,384	—	—	—	(34)	(995)	389
Issuance of stock to a consultant	29	—	288	—	—	—	(10)	(52)	236
Income tax benefits of employee stock transactions	—	—	9,185	—	—	—	—	—	9,185
Balance at December 31, 2002	17,243	$17	$166,243	$(406)	$(1,783)	$74,836	(235)	$(2,194)	$236,713

The accompanying notes are an integral part of these consolidated financial statements.

INVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

InVision Technologies, Inc. (the “Company”) was incorporated in Delaware in 1990 and its principal business is to manufacture computed tomography, or CT, based detection products used by the aviation industry to screen baggage. The Company’s headquarters and principal manufacturing facilities are located in Newark, California. In 1997, the Company acquired Quantum Magnetics, Inc. (“Quantum”) as a wholly-owned subsidiary. Quantum is a California corporation with its headquarters and manufacturing facilities located in San Diego, California. In 2000, the Company acquired Inovec, Inc. (“Inovec”) as a wholly-owned subsidiary. Inovec is a Delaware corporation with its headquarters and manufacturing facilities located in Eugene, Oregon. The Company is organized under three segments:

EDS.    The Company designs, manufactures and markets CT-based detection products used by the aviation industry to screen baggage for explosives. The Company’s products were the first automated explosives detection systems (“EDS”) to be certified by the Federal Aviation Authority (the “FAA”). The Company has sold 779 systems to the FAA and, following the formation of the Transportation Security Administration (the “TSA”), the TSA, to foreign aviation security agencies and to domestic and foreign airports and airlines.

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

Wood.    In February 2000, the Company announced the formation of its WoodVision division (“WoodVision”) to develop the Company’s CT technology to increase the value of harvested timber. Previous studies have indicated that CT technology can be applied to scan a log before it is sawn to determine the optimal cut. In connection with the formation of WoodVision, the Company acquired Inovec, which was accounted for as a purchase effective January 1, 2000 (see Note 3). Inovec manufactures, markets and supports yield enhancement equipment for sawmills based on laser scanning and other technologies. Since inception, Inovec has installed over 633 laser scanners and other optimization systems in over 300 sawmills worldwide.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

Financial Statement Estimates

The Company’s preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include inventory valuation, allowances for potentially uncollectible accounts receivable, accrued warranty, certain accrued liabilities, valuation allowances for deferred tax assets, total estimated costs at completion for contracts accounted for using the percentage-of-completion method and goodwill impairment. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity, operating income (loss) or net income (loss).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure of cash balances and short-term investments by maintaining its accounts in high credit quality financial institutions. With respect to accounts receivable, the Company regularly performs evaluations of its customers’ financial condition and credit worthiness.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis, and includes materials, labor and overhead.  During the years ended December 31, 2002, 2001 and 2000, the Company recorded excess and obsolete inventory write down expenses of $4.5 million, $429,000 and $293,000, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets, which range from two to seven years, or the lease term of the respective assets, if less than the useful life.

Intangible Assets

The Company has patents, licenses, developed technologies and a covenant not to compete, which are being amortized over their estimated useful lives on a straight-line basis ranging from three to five years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. An impairment loss is recorded when the net book value of the reporting unit exceeds its estimated fair value.  The Company determines its fair value using the discounted future cash flows method.

Upon the adoption of SFAS 142, the Company ceased amortization of the carrying values of goodwill of $2.5 million and acquired workforce of $331,000, and reclassified the net carrying amount of acquired workforce to goodwill.  The adoption of SFAS 142 resulted in a reduction in annual amortization expense of $426,000. In the fourth quarter of 2002, the Company performed the annual impairment test required by the standard, and recorded a $2.1 million impairment of goodwill, relating to the Inovec reporting unit.

The following reconciles reported net income and net income per share to the adjusted net income and net income per share as if the Company had followed the amortization provisions of SFAS 142 for the periods presented below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$78,294	$7,523	$(1,806)
add: goodwill amortization expense, net of taxes	—	261	201
add: acquired workforce amortization expense, net of taxes	—	165	166
As adjusted	$78,294	$7,949	$(1,439)

Basic net income (loss) per share:
As reported	$4.90	$0.58	$(0.14)
As adjusted	$4.90	$0.61	$(0.12)

Diluted net income (loss) per share:
As reported	$4.40	$0.52	$(0.14)
As adjusted	$4.40	$0.55	$(0.12)

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 removes goodwill from its scope and retained the requirements of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to (1) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (2) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable.  The adoption of this statement did not have a material impact on the consolidated financial statements.

Accrued Warranty

Estimated warranty costs are recorded on product revenues and adjusted periodically based on historical and anticipated experience. The Company accrues the estimated cost of product warranties at the time revenues are recognized. Although the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by actual warranty costs, including usage of material and labor and service delivery costs incurred in correcting a product failure.

                The following is a reconciliation of the changes in the accrued warranty as of and for the years ended December 31, 2002, 2001 and 2000:

	Balance at beginning of year	Accruals for warranties issued	Reduction for payments made	Changes in accruals related to pre-existing warranties	Balance at end of year

2002	$3,175	$26,428	$(9,887)	$174	$19,890
2001	$4,198	$2,208	$(3,285)	$54	$3,175
2000	$2,404	$4,057	$(2,205)	$(58)	$4,198

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the FAA, the TSA and other domestic customers that have been demonstrated to meet product specifications prior to shipment, product revenues are recognized at shipment and the portion of revenues relating to installation and training are deferred until such services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of such services when performed separately for customers. Installation is generally not complex and is completed within a relatively short period of time, typically less than one week. The Company has a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Certain airport installations require more involved integration with baggage handling systems and, while not essential to the functionality of the machine, take longer than most routine installations. Such integration services are separately priced from products in sales agreements and the Company recognizes service revenues under these agreements as services are performed.

Sales of EDS products and services to customers in foreign countries have varying contractual terms and are governed, in part, by regulations in foreign jurisdictions; accordingly, revenue is recognized based on the specific facts and circumstances surrounding each transaction. For foreign sales of EDS products that have been demonstrated to meet product specifications prior to shipment to customers, where title and risk of loss pass to the customer at shipment, and where the Company either has an enforceable claim at the balance sheet date for remaining unbilled amounts or has the ability to invoice the customer for any unbilled amounts after a fixed period of time regardless of whether installation is completed, product revenue is recognized at shipment and the fair value of installation and training revenue, if any, is deferred and recognized as services are performed. For sales of EDS products to certain foreign customers where title and risk of loss for such EDS products pass upon completion of installation, product and service revenues are recognized at the completion of installation and acceptance by the customer. In certain other sales of EDS products to foreign customers where a portion of the contract price is withheld until installation is completed and where the Company does not believe it has an enforceable claim at the balance sheet date through which it can realize some or all of the withheld amount, the greater of that portion of the contract price or the fair value of the installation and training is deferred and recognized as revenue at the completion of installation and acceptance by the customer. Deferred revenues from EDS product sales arise from advance payments received from customers for systems not yet delivered.

Revenues from separate EDS service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for EDS services arises from advance payments received from customers for services not yet performed.

Revenues from Quantum government contracts and from Inovec product sales of automation and control systems are recognized using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. Provisions for estimated losses are accrued on those contracts that are anticipated to result in losses at the completion of the contract. Deferred revenue is recorded as advance payments are received for work not yet performed.

Research and Development Costs

Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The Company’s disclosures are in accordance with Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation and Disclosure—An Amendment of FASB Statement No. 123.”

Had compensation cost for options granted and shares issued in 2002, 2001 and 2000 under the Company’s stock option plans (the “Equity Plans”) and employee stock purchase plans (the “Purchase Plans”) been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123 and SFAS 148, the Company’s net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$78,294	$7,523	$(1,806)
add: stock compensation as reported, net of tax effects	$81	—	—
less: stock compensation determined using the fair value method, net of tax effects	(6,409)	(1,106)	(1,250)
Pro forma	$71,966	$6,417	$(3,056)

Pro forma net income (loss) per share:
Basic:
As reported	$4.90	$0.58	$(0.14)
Pro forma	$4.50	$0.49	$(0.24)
Diluted:
As reported	$4.40	$0.52	$(0.14)
Pro forma	$4.05	$0.45	$(0.24)

The fair value of each option grant and share granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2002	2001	2000
Option Grants
Average risk free rate of return	3.50-4.39%	4.46-4.98%	6.32-6.68%
Weighted average expected option life	4.0 years	4.0 years	3.8 years
Volatility rate	83%	88%	66%
Dividend yield	0%	0%	0%

	2002	2001	2000
Shares Granted
Average risk free rate of return	1.25-1.65%	1.91-5.01%	5.73-6.36%
Weighted average expected life	3.0 months	3.0 months	3.0 months
Volatility rate	31-33%	32-125%	24-134%
Dividend yield	0%	0%	0%

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows:  dependence upon a limited number of suppliers for component parts; risks associated with budget processes of governmental agencies which could limit product demand; legislative actions; the ability of airports to integrate the Company’s EDS units into their baggage handling systems; unforeseen problems relating to the ability of the Company’s EDS products to sustain increased usage; management of the expansion of the Company’s operations; growth of the service organization; risks associated with integration of acquired businesses; product liability and related claims if products fail; limited number of customers; the exercise of the royalty-bearing license granted to the TSA; limitations on the Company’s intellectual property rights; a lengthy sales cycle which could result in not being able to obtain sales orders; risks associated with international sales including, but not limited to, political instability, changes in regulatory requirements, foreign currency risk, tariffs and other barriers, and negative tax consequences; the Company’s relationships with international customers may be damaged if it is required to fulfill TSA orders at the expense of international orders; the selection of another company to provide post-warranty service on the Company’s CTX systems; the Company’s future products or product modifications fail to obtain TSA certification; inability to adapt to rapid technological change; competition in the industry; retaining key management personnel and employees; natural disasters; risks associated with special contracting requirements by governmental agencies; failure to properly protect the Company’s intellectual property or having to enforce or defend against claims of intellectual property infringement; and the availability of future government funding for product development.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities and other transactions.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of segment information under a “management” approach. As discussed in Note 1, the Company has three reportable segments based on financial information regularly reviewed by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, short-term debt and long-term debt. The carrying values of cash and cash equivalents, short-term investments and accounts receivable approximate their fair values based on quoted market values or due to their short-term maturities. The carrying values of short-term debt and long-term debt approximate fair value due to their variable interest rates which approximate market rates.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

During the year ended December 31, 2002, the Company’s derivatives consisted only of foreign exchange forward contracts.  In May 2002, the Company designated certain foreign currency forward contracts as cash flow hedges of foreign exchange risk for international sales contracts and began applying hedge accounting as defined by SFAS 133.  Accordingly, as of December 31, 2002, the Company recorded $1,783,000 of other comprehensive loss, net of income taxes of $1,227,000, representing the net change in the fair value of the foreign currency forward contracts that were designated as and qualified for hedge accounting.  The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of hedged revenue.  During the year ended December 31, 2002, the Company also recorded $272,000 as the ineffectiveness under hedge accounting.  At December 31, 2002, some of the changes in fair value of certain forward contracts are offset by the measurement of associated accounts receivable amounts.  The maturity of foreign exchange forward contracts as of December 31, 2002 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments.  These foreign exchange forward contracts all mature within twelve months.  As of December 31, 2002, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months.

The Company does not enter into market risk sensitive instruments for trading purposes. The Company had aggregate foreign currency forward contracts with notional amounts of $34.7 million and $16.9 million at December 31, 2002 and 2001, respectively. The fair value of these instruments, included in the consolidated balance sheets, was a liability balance of $4.9 million and an asset balance of $47,000 at December 31, 2002 and 2001, respectively.

Recently Issued Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue No. 94-3, a liability for an exit costs was recognized at the date of the Company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amended disclosure requirements of SFAS No. 123 are effective for years ending after December 15, 2002.

Accounting and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.  The Company has not yet determined the impact of the adoption of the recognition provisions of FIN 45 on the Company’s results of operations or financial position.

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of EITF 00-21 on the Company’s results of operations or financial position.

NOTE 3. ACQUISITION OF INOVEC, INC.

The Company acquired Inovec, a manufacturer of yield enhancement equipment for sawmills, for an initial purchase price of $5.2 million in cash and stock, payable over a two-year period.  The acquisition of Inovec was accounted for as a purchase effective January 1, 2000.  The Company paid the purchase price with $2.4 million in cash and $2.8 million through issuance of 506,000 shares of common stock to the former shareholders of Inovec.

In addition, the Company was contingently liable under the purchase agreement in the event that Inovec achieved certain operating milestones during the years ended December 31, 2001 and 2000. Inovec achieved certain of these milestones and an additional $366,000 and $533,000 was recorded as additional goodwill at December 31, 2001 and 2000, respectively. As a result, the Company paid $267,000 in cash and $266,000 through issuance of 91,000 shares of common stock in 2001. The remaining obligation of $366,000 was paid $183,000 in cash and $183,000 through issuance of 5,000 shares of common stock in April 2002.

The transaction has been accounted for as a purchase and, accordingly, the results of operations of Inovec are included in the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. The Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing accepted valuation procedures and techniques. These intangible assets included approximately $1.5 million for developed technologies, $662,000 for the acquired workforce, $50,000 for covenants not to compete and the remaining $2.9 million for goodwill. These intangibles are being amortized over their estimated useful lives ranging from three to ten years. With the adoption of SFAS 142, the Company no longer amortizes the carrying values of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. In the fourth quarter of 2002, the Company performed the annual impairment tests required by the standard, and recorded a $2.1 million impairment of goodwill.

NOTE 4. GOVERNMENT CONTRACTS AND GRANTS

The Company has been awarded various research and development contracts and grants by the FAA, the TSA and other government agencies to share in the costs of developing and enhancing the Company’s products. During 2002, 2001 and 2000, the Company was entitled to reimbursements of $886,000, $8.3 million and $1.7 million, respectively, under research and development contracts and grants. Such reimbursements for direct costs, overhead and general and administrative expenses, have been reflected as a reduction to research and development expense, selling, general and administrative expense, and against the manufacturing and customer support overhead pools, in each period presented. Billings under such research and development contracts and grants are submitted to the FAA, the TSA and other government agencies monthly on the basis of actual costs incurred. At December 31, 2002 and 2001, the related receivable balances from these contracts and grants were $0 and $3.3 million, respectively.

In addition, under a letter contract dated February 19, 2002 and a subsequent delivery order, the FAA and, following the formation of the TSA, the TSA agreed to reimburse the Company for certain ramp up costs incurred to meet the TSA’s product order demand for 2002.  Ramp up costs consist of consulting expenses, vendor expedite charges and subcontract manufacturing set up costs.  The Company invoiced $9.3 million in reimbursable expenses to the TSA in 2002.  At December 31, 2002, the related receivable balance was $6.5 million, and the Company has approximately $1.6 million classified as other current assets which is expected to be invoiced in 2003.  If these amounts were not reimbursable, these elements of ramp up costs would have been expensed.

NOTE 5. DEBT

Lines of Credit

Effective July 2002, the Company amended its two line of credit agreements with Silicon Valley Bank.  The first agreement provides for maximum borrowings in an amount up to $25.0 million.  The second agreement is partially guaranteed by the Export-Import Bank, or EXIM, of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (1) 70% of eligible raw materials and work-in-process inventory designated for export customers, or (2) 60% of outstanding loans under this agreement, or (b) $10.0 million, which the Company expects will increase to $15.0 million in 2003 following the approval of the increase of the guarantee by EXIM.  Borrowings under these agreements bear interest at the bank’s prime rate minus 0.5% (3.75% at December 31, 2002).  The agreements expire in July 2004 and require that the EDS segment maintain certain levels of tangible net worth.  The Company may use proceeds of loans under both lines of credit for general corporate purposes.  At December 31, 2002, the Company had no borrowings outstanding under these agreements.  However, at December 31, 2002, the Company had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $2.0 million is secured by the lines of credit, and foreign exchange contracts for which a 10% reserve of

$3.5 million is secured by the lines of credit.  The Company had remaining available borrowing capacity under the lines of credit of $29.5 million at December 31, 2002 based on eligible EDS accounts receivable and inventories as of that date.

As of December 31, 2002, the Company had letters of credit totaling $6.7 million as guarantees primarily to customers for performance and delivery commitments, and as bid bonds allowing the Company to participate in the solicitation of sales.  In addition, the Company has one guarantee to an insurance carrier for premium payment commitments.  The guarantees range from one to thirteen months from December 31, 2002 until expiration.

In August 2002, Inovec renewed a line of credit agreement with Pacific Continental Bank.  The agreement provides for a $1.5 million working capital line of credit and is secured by assets of Inovec.  The agreement bears interest at the bank’s prime rate plus 1.0% with an interest rate floor of 5.75%.  The agreement expires in August 2003 and requires that Inovec maintain certain levels of tangible net worth and debt/worth ratios.  Inovec may use proceeds from loans under the line of credit for general corporate purposes in its operations.  At December 31, 2002, Inovec had no borrowings outstanding under this agreement.

Short-term Debt

The Company previously borrowed against a committed equipment line of credit agreement with Silicon Valley Bank, which converted into a term loan after draw down.  Borrowings are secured by the assets purchased or financed.  At December 31, 2002, the Company had an outstanding $67,000 term loan due June 2003.  The term loan bears interest at the bank’s prime rate plus 1.0% (5.25% at December 31, 2002).

NOTE 6. STOCKHOLDERS’ EQUITY

On February 28, 2002, the Company’s stockholders approved an increase in the number of authorized shares of common stock, previously approved by the board of directors, from 20,000,000 shares to 60,000,000 shares and the Company filed an amendment to its certificate of incorporation effecting this increase.

On March 27, 2002, the Company filed an amended Form S-3 Registration Statement under the Securities Act of 1933 and announced the public offering of 3,000,000 shares of its common stock to the public at a price of $36.50 per share.  In this offering, which closed on April 2, 2002, the Company sold 2,500,000 shares and received proceeds of $84.6 million, net of issuance costs. A selling stockholder sold another 500,000 shares of common stock in the offering and certain selling stockholders sold 450,000 shares to underwriters who exercised their over-allotment option.  The Company did not receive any proceeds from the sale of the shares by selling stockholders.

In September 2001, the Company entered into an agreement with Donald & Co. for investment advisory and financing related services. The president of Donald & Co. is a member of the board of directors. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company’s common stock at a price of $9.95 per share, the closing price of the Company’s common stock on the day prior to the date of issuance. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78% and a contractual life of five years. In September 2002, the Company issued 100,000 shares of common stock under the warrant.  However, in lieu of paying cash for the shares, 34,153 shares valued at $29.13 per share were returned to the Company to settle the transaction.  Such shares were recorded as treasury stock.  One-half of the cash retainer and warrant, related to on-going investment and financial advisory services, was recorded in other current assets and was amortized over the one-year term of the agreement. The Company recorded amortization expense of $262,000 and $88,000 in 2002 and 2001, respectively. The remaining balance of $350,000, related to services provided in connection with the Company’s follow-on offering in April 2002 was netted against the proceeds from the offering.

In October 2001, the Company issued a non-qualified stock option to a consultant to purchase 15,000 shares of common stock at a price of $14.06 per share. The option has a one-year cliff vesting term and expires ten years from date of issuance. The fair value of the option at the end of the one-year cliff vesting term as of October 27, 2002 was

$456,000, which was estimated as of October 27, 2002 using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 4.11%, volatility of 86% and a contractual life of nine years. The Company recorded compensation expense over the vesting period of the option, for which the fair value is adjusted for changes in the fair value of common stock in subsequent periods. During the years ended December 31, 2002 and 2001, the Company recorded compensation expense of $389,000 and $67,000, respectively.

From 2000 through 2002, under the terms of the agreement relating to the acquisition of Inovec, the Company issued 602,000 shares of common stock to the former shareholders of Inovec.

In September 1997, under the terms of the agreement relating to the acquisition of Quantum, 777,000 shares of common stock were either issued to Quantum shareholders in exchange for all of the Quantum capital stock outstanding or reserved for issuance in connection with Quantum common stock options outstanding prior to the acquisition which were converted into options to purchase InVision common stock.

At December 31, 2002, the Company has reserved shares of common stock for issuance as follows:

Options outstanding under stock option plans	3,097,454
Shares reserved for future issuance under stock option plans	1,310,353
Shares reserved for sale under employee stock purchase plan	227,557
Shares reserved to be exchanged for Quantum stock certificates that have not yet been turned in for exchange	1,158

Total	4,636,522

NOTE 7. EMPLOYEE STOCK AND BENEFIT PLANS

Equity Incentive Plans

The Company has several Equity Plans for the officers, employees, consultants and directors of the Company. The Equity Plans provide for the granting of incentive and non-qualified stock options, stock bonus awards, rights to purchase restricted stock and stock appreciation rights (together “Stock Awards”) for the purchase of up to an aggregate of 6,616,726 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. The board of directors is responsible for administration of the Equity Plans and also determines the terms of each Stock Award. Options granted under the Equity Plans generally vest over a four-year period. In the event of a change in control transaction, Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction. With respect to senior vice presidents only, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full following the effective date of the change in control transaction. With respect to vice presidents only, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full upon an involuntary termination without “cause” or a “constructive termination,” as those terms are defined in the Company’s Change in Control Equity Acceleration Plan, within a year following the effective date of the change in control transaction.

Non-qualified stock options may be granted at an exercise price per share of not less than 85% of the fair value per share of common stock on the date of the grant.  Incentive stock options may be granted at an exercise price per share of not less than 100% of the fair value per share of common stock on the date of grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Options granted under the Equity Plans generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options granted generally vest 25% one year after issuance and 1/48th each month thereafter for three years.

The activity under the Equity Plans was as follows (in thousands, except per share data):

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,596	$3.82	2,831	$4.07	1,977	$4.25
Granted	1,229	$35.16	827	$4.02	1,143	$4.09
Exercised	(665)	$3.09	(463)	$4.54	(63)	$5.37
Canceled (un-vested)	(56)	$8.11	(414)	$4.38	(158)	$5.13
Expired (vested)	(6)	$4.03	(185)	$5.27	(68)	$6.05
Outstanding at end of period	3,098	$16.51	2,596	$3.82	2,831	$4.07

Options exercisable at period end	1,268	$6.51	1,203	$3.52	1,396	$3.79

Weighted average grant date fair value of options granted during the year		$21.91		$2.55		$2.22

Information relating to stock options outstanding under the Equity Plans at December 31, 2002 is as follows (share data in thousands):

			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.55	-	0.55	99	2.2	$0.55	99	$0.55
$0.97	-	1.44	212	2.9	$1.11	209	$1.10
$1.81	-	2.51	574	8.1	$2.27	192	$2.29
$2.75	-	4.13	151	7.4	$3.70	76	$3.66
$4.16	-	6.19	489	6.8	$4.69	325	$4.79
$6.50	-	9.70	269	4.9	$6.94	263	$6.94
$12.35		14.89	44	8.8	$14.51	16	$14.08
$19.29	-	28.66	397	9.4	$24.59	8	$22.53
$29.49	-	43.52	863	9.2	$39.92	80	$43.08
			3,098	7.5	$16.51	1,268	$6.51

Employee Stock Purchase Plans

The Company reserved a total of 849,944 shares of common stock for issuance under the Purchase Plans. As of December 31, 2002, 622,387 shares have been issued under the Purchase Plans.

Employee 401(k) Plan

The InVision Technologies, Inc. 401(k) Plan (the “401(k) Plan”) was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k)

Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of the employee’s gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $707,000, $524,000 and $395,000 in 2002, 2001 and 2000, respectively.

NOTE 8. COMMITMENTS

The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2012. The existing facilities lease for the corporate facility in Newark, California includes an option to renew for an additional five years through 2012. Future minimum lease payments under these leases at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2003	$2,793	$55
2004	2,374	51
2005	2,292	26
2006	2,303	8
2007	1,896	—
Years thereafter	5,798	—
	$17,456	140
Less: amount representing interest		(18)
Present value of net minimum lease payments		122
Less: current portion of capital lease obligations		(45)
Long-term capital lease obligations		$77

Rent expense for facilities located in Newark, California; San Diego, California; Eugene, Oregon; France; and in the United Kingdom was $1,903,000, $1,646,000 and $1,529,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

The leases on the corporate offices and manufacturing facilities in Newark, California and San Diego, California include scheduled base rent increases over the term of the leases. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the leases.  In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. At December 31, 2002 and 2001, the Company has recorded deferred rent of $576,000 and $584,000, respectively, to reflect the excess of rent expense over cash payments since inception of the lease as a long-term liability.

NOTE 9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands, except per share data):

	Year Ended December 31,
	2002			2001			2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic net income (loss) per share:
Income (loss) available to common stockholders	$78,294	15,987	$4.90	$7,523	12,998	$0.58	$(1,806)	12,510	$(0.14)
Effect of dilutive securities:
Options and warrants	—	1,811	(0.50)	—	1,081	(0.05)	—	—	—
Stock payable in connection with acquisition of subsidiary	—	5	—	—	264	(0.01)	—	—	—

Diluted net income (loss) per share:
Income (loss) available to common stockholders plus assumed conversions	$78,294	17,803	$4.40	$7,523	14,343	$0.52	$(1,806)	12,510	$(0.14)

The computation of diluted net loss per share for the year ended December 31, 2000 does not include shares issuable upon exercise of options of 1,046,222 and issuance of common stock related to the acquisition of Inovec payable April 2001 and 2002 based on average share prices prior to the scheduled payment dates, because their effect would have been anti-dilutive.

NOTE 10. INCOME TAXES

The provision (benefit) for income taxes for 2002, 2001 and 2000 consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$55,631	$887	$333
State	12,636	364	30
	68,267	1,251	363
Deferred:
Federal	(11,921)	(4,631)	(363)
State	(2,472)	(1,191)	—

Total provision	$53,874	$(4,571)	$—

The Company’s effective tax rate for 2002, 2001 and 2000 differs from the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal taxes	5.0	1.4	1.7
Non-deductible intangible assets	0.6	10.5	15.4
Change in valuation allowance	—	(194.1)	17.6
Research and development credit	—	(4.1)	—
Other	0.2	(3.5)	0.3
Effective tax rate	40.8%	(154.8)%	0.0%

Deferred tax assets (liabilities) at December 31, 2002, 2001 and 2000 consist of the following (in thousands):

	December 31,
	2002	2001
Assets:
Reserves and accruals	$20,863	$3,415
Net operating loss carryforwards	649	1,911
Tax credits	—	1,254
Other	1,691	190
	23,203	6,770
Liabilities:
Other	(1,264)	(451)

Net deferred tax assets	$21,939	$6,319

As reported in the consolidated balance sheet:
Deferred income taxes, current	$20,889	$4,082
Deferred income taxes, non-current	1,050	2,237
Net deferred tax assets	$21,939	$6,319

At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000, respectively, available to reduce future federal and state taxable income.  The Company’s federal net operating loss carryforwards begin to expire in 2010 and its state net operating loss carryforwards expire in 2011.  The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986.  Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

The Company’s income taxes payable have been reduced by the income tax benefits associated with employee stock transactions.  These benefits were credited directly to stockholders’ equity and amounted to $9.2 million in 2002 and $2.2 million in 2001.

NOTE 11. INDUSTRY SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has three reportable segments based on financial information regularly reviewed by the Company’s management in deciding how to allocate resources and assess performance.

Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
2002
Revenues:
Product revenues	$403,074	$1,008	$7,344	$411,426
Service revenues	13,742	176	1,704	15,622
Government contract revenues	—	12,083	—	12,083
Total revenues	$416,816	$13,267	$9,048	$439,131

Net income (loss)	$81,687	$616	$(4,009)	$78,294

December 31, 2002
Total assets	$407,886	$4,865	$5,036	$417,787

2001
Revenues:
Product revenues	$36,505	$322	$9,709	$46,536
Service revenues	9,584	107	1,548	11,239
Government contract revenues	—	16,556	—	16,556
Total revenues	$46,089	$16,985	$11,257	$74,331

Net income (loss)	$8,729	$673	$(1,879)	$7,523

December 31, 2001
Total assets	$76,431	$4,935	$8,367	$89,733

2000
Revenues:
Product revenues	$46,499	$307	$11,907	$58,713
Service revenues	8,278	—	1,523	9,801
Government contract revenues	—	10,632	—	10,632
Total revenues	$54,777	$10,939	$13,430	$79,146

Net income (loss)	$318	$7	$(2,131)	$(1,806)

December 31, 2000
Total assets	$57,261	$4,056	$8,015	$69,332

At December 31, 2002, the Company has accounts receivable from customers located in the United States, Europe, the Middle East, Asia Pacific and other areas of $129.5 million, $16.0 million, $272,000, $331,000 and $145,000, respectively. At December 31, 2002, one customer accounted for 83.4% of total accounts receivable.  No other customer accounted for more than 10% of total accounts receivable in 2002. At December 31, 2001, one customer accounted for 37.5% of total accounts receivable and a second customer accounted for 15.5% of total accounts receivable.

The only customer that represented 10% or more of total revenues was the FAA/TSA with 82%, 29% and 42% for 2002, 2001 and 2000, respectively.

The Company markets its products both domestically and internationally. Total revenues by geographic region, based on the location of the customer placing the order, are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$387,810	$50,157	$58,441
Europe	38,473	17,099	11,939
Middle East	3,214	3,170	1,773
Asia Pacific	3,483	1,099	5,239
Other	6,151	2,806	1,754
Total all foreign countries	51,321	24,174	20,705
Total worldwide revenues	$439,131	$74,331	$79,146

Substantially all of the Company’s long-lived assets are located in the United States.

NOTE 12. RELATED PARTY TRANSACTIONS

In 2002, 2001 and 2000, the Company recorded professional and consulting fees of $210,000, $284,000 and $188,000, respectively, as compensation to the Company’s directors for services provided as members of the board of directors as well as consulting services rendered to the Company not in connection with their services as directors.

In September 2001, the Company entered into an agreement with Donald & Co. for investment advisory and financing related services. The president of Donald & Co. is a member of the board of directors. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company’s common stock at a price of $9.95 per share, the closing price of the Company’s common stock on the day prior to the date of issuance. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78% and a contractual life of five years. In September 2002, the Company issued 100,000 shares of common stock under the warrant.  However, in lieu of paying cash for the shares, 34,153 shares valued at $29.13 per share were returned to the Company to settle the transaction.  Such shares were recorded as treasury stock.  One-half of the cash retainer and warrant, related to on-going investment and financial advisory services, was recorded in other current assets and was amortized over the one-year term of the agreement. The Company recorded amortization expense of $262,000 and $88,000 in 2002 and 2001, respectively. The remaining balance of $350,000, related to services provided in connection with the Company’s follow-on offering in April 2002 was netted against the proceeds from the offering.

In August 1996, January 1997 and January 1999, the Company entered into consulting agreements with BGI, Inc. (“BGI”), a Virginia-based international consulting firm engaged to assist the Company with the marketing of the Company’s EDS products to the U.S. government. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to the Company’s board of directors. The Company paid consulting fees for BGI consulting services of $120,000 in 2000, and recorded additional consulting expenses of $108,000 pursuant to an agreement to issue common stock. The agreement expired on December 31, 2000.

NOTE 13. LICENSE AGREEMENTS

In connection with the formation of the Company, the Company obtained an exclusive, worldwide, and fully-paid license from Imatron, Inc. regarding its patents and know-how related to (1) scanners for inspection of mail, freight, parcels, baggage and wood products, and (2) compact medical scanners for military field applications. The license allows the Company to develop, manufacture and sell systems based on a different type of CT technology than is currently incorporated in the Company’s CTX Series. The Company, in exchange, granted to Imatron an exclusive, worldwide and fully paid license under the Company’s then existing or future patents and know-how to permit Imatron to utilize such technology in medical scanners other than compact medical scanners for military field applications. The license expires in 2009. No royalties have been paid under this license.

The Company has granted the TSA a two-year royalty-bearing license, commencing in March 2002, to enable other manufacturers to build EDS products based on the Company’s technology for the TSA.  The TSA has not exercised this license to date.

In April 1999, Quantum entered into a Technology License Agreement with International Business Machines Corporation (“IBM”). This agreement is a ten-year, non-exclusive, non-transferable, worldwide license for certain detection technology. A one-time license fee was paid to IBM. Quantum is subject to royalty payments based upon the net sales price of certain products sold or otherwise transferred by IBM. There is no minimum royalty payment. No royalties have been paid under this license.

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

In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 in 1997 and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension and made the minimum annual royalty of $70,000 for each of the years 1999 through 2002.

In recognition of development costs incurred by Quantum Design, Inc. (“QD”) prior to the acquisition of Quantum, Quantum agreed to pay QD a royalty rate of 4% of net sales of certain products, whether sold by Quantum or any licensee, for a period of six years from the effective date of the agreement, April 15, 1994. The agreement also established minimum royalty payments of $50,000 in years 1997 and 1998, which were applied against royalties that become due to QD in the respective fiscal years. This agreement expired in 2000.

NOTE 14. CONTINGENCIES

The Company may be involved, from time to time, in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in aggregate would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

NOTE 15. BALANCE SHEET COMPONENTS

(in thousands)	December 31,
	2002	2001

Accounts receivable, net:
Billed	$89,241	$16,735
Unbilled	54,396	10,693
Other receivables	3,042	166
Subtotal	146,679	27,594
Less: allowance for doubtful accounts	(384)	(355)
Total	$146,295	$27,239

Inventories:
Raw material and purchased components	$22,696	$8,148
Field service spare parts	16,145	9,877
Work-in-process	21,927	5,794
Finished goods	3,996	3,285
Total	$64,764	$27,104

Property and equipment, net:
Machinery and equipment	$10,864	$6,749
Self constructed assets	5,670	5,550
Furniture and fixtures	1,383	1,139
Leasehold improvements	3,804	3,214
Subtotal	21,721	16,652
Less: accumulated depreciation and amortization	(14,496)	(10,939)
Total	$7,225	$5,713

Intangible assets, net:
Goodwill	$681	$2,912
Developed technologies	1,535	1,535
Acquired workforce	—	662
Patents	428	362
Licenses	83	83
Covenant not to compete	50	50
Subtotal	2,777	5,604
Less: accumulated amortization	(1,174)	(1,593)
Total	$1,603	$4,011

Accrued liabilities:
Accrued warranty	$19,890	$3,175
Accrued employee compensation	7,540	5,499
Income taxes	17,919	210
Foreign currency forward contracts	4,948	—
Other	15,067	3,938
Total	$65,364	$12,822

Unbilled receivables are comprised of those amounts billable to customers upon satisfaction of certain activities, such as installation and final acceptance, amounts under percentage-of-completion contracts which are not yet billed at the balance sheet date and other amounts not yet billed due to timing of invoice preparation.

Self-constructed assets are manufactured by the Company for use in system testing and support, and include the cost of parts and materials and an overhead allocation. The Company depreciates self-constructed assets over their respective estimated useful lives, which range from three to five years.

During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization expense for its intangible assets of $324,000, $794,000 and $682,000, respectively. The carrying value for goodwill as of December 31, 2002 was adjusted to $681,000 to reflect the impairment write down of $2.1 million and to include the $331,000 balance previously classified as acquired workforce.  Expected future amortization expense for intangibles balances at December 31, 2002 are as follows:

(in thousands)	2003	2004	2005	2006	2007
Expected future amortization expense	$343	$341	$33	$23	$9

At December 31, 2002 and 2001, the Company had $366,000 and $256,000, respectively, of capitalized lease equipment and related accumulated amortization of $250,000 and $183,000, respectively.

The delivery orders received from the FAA and TSA beginning in April 2002 are governed by a letter contract dated February 19, 2002.  The contract specifies that product prices will be reduced by an amount equal to 75% of actual bill of material savings.  While this contract has not yet been definitized, the Company has accrued a liability for the estimated amount of material cost savings to be shared with the TSA.  The estimate was determined by the quantity of product shipments to the TSA under the contract extended, for each model, by 75% of the net decrease in the bill of materials for the production of those units shipped.  The estimated liability of $8.3 million at December 31, 2002 has been recorded as a reduction of revenues for the year and, once the contract is definitized, the liability will be adjusted to reflect agreed upon payments to the TSA. The Company anticipates that the contract will be definitized by the end of the second quarter of 2003.

NOTE 16. SUBSEQUENT EVENT

On February 21, 2003 the Company entered into a definitive agreement to acquire YXLON International Holding GmbH for 38.6 million euros.  The transaction would be funded with cash, and is expected to close by the end of March 2003.  The Company would be required to make an additional payment of 10.0 million euros if YXLON’s XES 3000 or XES 3500 x-ray diffraction product is certified for explosives detection by the TSA by December 31, 2003.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended 2002
(in thousands, except per share data)	March 31	June 30	Sept. 29	Dec. 31

Total revenues	$33,198	$68,426	$117,060	$220,447
Gross profit	13,424	28,436	50,043	92,992
Net income	2,818	9,606	21,473	44,397
Basic income per share	0.21	0.58	1.28	2.62
Diluted income per share	0.17	0.52	1.17	2.40

Quarter ended 2001
(in thousands, except per share data)	April 1	July 1	Sept. 30	Dec. 31

Total revenues	$17,497	$17,400	$16,404	$23,030
Gross profit	6,428	5,337	5,353	8,259
Net income	89	144	447	6,843
Basic income per share	0.01	0.01	0.03	0.51
Diluted income per share	0.01	0.01	0.03	0.43

InVision Technologies, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2002	$355	$170	$—	$141	$384
2001	$302	$168	$—	$115	$355
2000	$171	$188	$101	$158	$302

	Balance at beginning of year	Accruals for warranties issued	Reduction for payments made	Changes in accruals related to pre-existing warranties	Balance at end of year
Accrued warranty
2002	$3,175	$26,428	$(9,887)	$174	$19,890
2001	$4,198	$2,208	$(3,285)	$54	$3,175
2000	$2,404	$4,057	$(2,205)	$(58)	$4,198