Form 10-Q
period 2003-03-30
INVISION TECHNOLOGIES INC
filed 2003-05-12
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

On May 1, 2003, there were 17,161,886 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item

1.	Financial Statements

a. Condensed Consolidated Balance Sheets – March 30, 2003 and December 31, 2002

b. Condensed Consolidated Statements of Operations – Three months ended March 30, 2003 and March 31, 2002

c. Condensed Consolidated Statements of Cash Flows – Three months ended March 30, 2003 and March 31, 2002

d. Notes to Condensed Consolidated Financial Statements

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

4.	Controls and Procedures

PART II. OTHER INFORMATION

Item

1.	Legal Proceedings

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Signature Page

Certification of Sergio Magistri

Certification of Ross Mulholland

InVision, QScan, Quantum Magnetics, Yxlon, CTX, CTX 1000, CTX 2500, CTX 5500 DS, CTX 9000 DSi, WoodVision, i-Portal, i-Portal 100, XES 3000 and XES 3500, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries.  InVision, QScan and Quantum Magnetics, among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$124,751	$159,736
Accounts receivable, net	172,890	146,295
Inventories	59,080	64,764
Deferred income taxes	22,767	20,889
Other current assets	11,045	15,811
Total current assets	390,533	407,495

Property and equipment, net	7,623	7,225
Deferred income taxes	804	1,050
Intangible assets, net	1,548	1,603
Other assets	2,092	414
Total assets	$402,600	$417,787

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$29,014	$28,477
Accrued liabilities	76,807	65,364
Deferred revenue	22,917	86,284
Short-term debt	432	184
Current maturities of long-term obligations	278	112
Total current liabilities	129,448	180,421

Long-term obligations	1,029	653

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 17,383,000 and 17,243,000 shares issued; 17,148,000 and 17,008,000 shares outstanding	17	17
Additional paid-in capital	167,599	166,243
Deferred stock compensation expense	(373)	(406)
Accumulated other comprehensive loss	(2,169)	(1,783)
Retained earnings	109,243	74,836
Treasury stock, at cost (235,000 and 235,000 shares)	(2,194)	(2,194)
Total stockholders’ equity	272,123	236,713

Total liabilities and stockholders’ equity	$402,600	$417,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002

Revenues:
Product revenues	$152,814	$26,095
Service revenues	8,909	3,466
Contract research and development revenues	3,445	3,637
Total revenues	165,168	33,198

Cost of revenues:
Product costs	84,674	14,917
Service costs	5,000	2,314
Contract research and development costs	2,136	2,543
Total cost of revenues	91,810	19,774

Gross profit	73,358	13,424

Operating expenses:
Research and development	7,355	3,312
Selling, general and administrative	9,062	5,379
Total operating expenses	16,417	8,691

Income from operations	56,941	4,733
Interest expense	(42)	(94)
Interest and other income, net	685	130
Income before provision for income taxes	57,584	4,769

Provision for income taxes	23,177	1,951

Net income	$34,407	$2,818

Net income per share:
Basic	$2.02	$0.21
Diluted	$1.87	$0.17

Weighted average shares outstanding:
Basic	17,067	13,684
Diluted	18,379	16,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$34,407	$2,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	780	855
Deferred income taxes	(1,632)	—
Loss on disposal of fixed assets	526	4
Bad debt expense	25	11
Income tax benefit from employee stock transactions	274	—
Stock compensation expense	33	279

Changes in operating assets and liabilities:
Accounts receivable	(26,954)	(5,348)
Inventories	5,684	(13,908)
Other assets	3,286	(2,104)
Accounts payable	537	8,152
Accrued liabilities	11,159	368
Deferred revenue	(63,367)	8,048
Other liabilities	(1)	4
Net cash used in operating activities	(35,243)	(821)

Cash flows from investing activities:
Purchases of property and equipment	(1,038)	(762)
Proceeds from short-term investments	—	1,992
Net cash provided by (used in) investing activities	(1,038)	1,230

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	248	(916)
Repayments of long-term debt	(34)	(54)
Proceeds from issuance of common stock, net	1,082	930
Net cash provided by (used in) financing activities	1,296	(40)

Net change in cash and cash equivalents for the period	(34,985)	369
Cash and cash equivalents at beginning of period	159,736	11,386
Cash and cash equivalents at end of period	$124,751	$11,755

Supplemental disclosures of cash flow information:
Interest paid	$97	$208
Income taxes paid	$19,508	$2

Supplemental disclosures of noncash investing and financing activities:
Financing obligations incurred for the purchase of new equipment	$577	$41
Issuance of common stock in connection with consulting agreement	$—	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Summary of Significant Accounting Policies

Interim Unaudited Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.  These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed on March 28, 2003.

Operating results for the three month period ended March 30, 2003 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2003 or any other future period.

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”   SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  Since adopting SFAS 142, the Company ceased amortization of the carrying value of goodwill of $2.5 million or acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000.  The net carrying amount of acquired workforce was also reclassified to goodwill.  In the fourth quarter of 2002, the Company performed the annual impairment test required by the standard, and recorded a $2.1 million impairment of goodwill, relating to the Inovec reporting unit.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue No. 94-3, a liability for exit costs was recognized at the date of the Company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amended disclosure requirements of SFAS 148 are effective for years ending after December 15, 2002.

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

Had compensation cost for options granted and shares issued in 2003 and 2002 under the Company’s stock option plans (the “Equity Plans”) and employee stock purchase plans (the “Purchase Plans”) been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123 and SFAS 148, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 30, 2003	Mar. 31, 2002
Net income:
As reported	$34,407	$2,818
add: stock compensation as reported, net of tax effects	$20	20
less: stock compensation determined using the fair value method, net of tax effects	(1,877)	(1,052)
Pro forma	$32,550	$1,786
Pro forma net income per share:
Basic:
As reported	$2.02	$0.21
Pro forma	$1.91	$0.13
Diluted:
As reported	$1.87	$0.17
Pro forma	$1.77	$0.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2003	2002
Option Grants:
Average risk free rate of return	2.30-3.00%	3.50-4.39%
Weighted average expected option life	4.2 years	4.0 years
Volatility rate	83%	83%
Dividend yield	0%	0%

Accounting and Disclosure Requirements for Guarantees

In December 2002, the Company adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.

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

Information regarding the changes in the Company’s warranty liabilities was as follows for the three months ended March 30, 2003:

Balance at beginning of period	Accruals for warranties issued	Reduction for payments made	Changes in accruals related to pre-existing warranties	Balance at end of period

$19,890	$8,671	$(6,197)	$120	$22,484

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003.  The Company has not yet determined the impact of the adoption of EITF 00-21 on the Company’s results of operations or financial position.

Derivative Instruments and Hedging Activities

In May 2002, the Company designated certain foreign currency forward contracts as cash flow hedges of foreign exchange risk for international sales contracts and began applying hedge accounting as defined by SFAS 133.  As of March 30, 2003, the Company has recorded $2,169,000 of other comprehensive loss, net of income taxes of $1,461,000, representing the net change in the fair value of the foreign currency forward contracts that were designated as and qualified for hedge accounting.  The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of the hedged contract as revenue.  During the three months ended March 30, 2003, the Company also recorded $272,000 as the ineffectiveness under hedge accounting.  At March 30, 2003, some of the changes in fair value of certain forward contracts were offset by the measurement of associated accounts receivable amounts.  The maturity of foreign exchange forward contracts as of March 30, 2003 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments.  These foreign exchange forward contracts all mature within twelve months.  As of March 30, 2003, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months.

The Company does not enter into market risk sensitive instruments for trading purposes. During the three months ended March 30, 2003, the Company’s derivatives consisted only of foreign exchange forward contracts.  The Company had aggregate foreign currency forward contracts with notional amounts of $28.7 million at

March 30, 2003. The fair value of these instruments, included in the consolidated balance sheets, represented a liability of $3.5 million at March 30, 2003.

2.                                      Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	Mar. 30 2003	Mar. 31 2002

Net income	$34,407	$2,818
Derivatives classified as cash flow hedges (net of taxes):
Net decrease in foreign currency exchange contracts	(386)	—
Comprehensive income	$34,021	$2,818

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

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended
	March 30, 2003			March 31, 2002
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic net income per share	$34,407	17,067	$2.02	$2,818	13,684	$0.21
Effect of dilutive securities:
Options and warrants	—	1,312	(0.15)	—	2,396	(0.04)
Stock payable in connection with acquisition of subsidiary	—	—	—	—	30	—

Diluted net income per share	$34,407	18,379	$1.87	$2,818	16,110	$0.17

4.                                      Segment Information

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

Financial information by business segment is as follows (in thousands):

	EDS	Quantum	Wood	Total
First quarter 2003
Revenues:
Product revenues	$151,124	$14	$1,676	$152,814
Service revenues	8,492	—	417	8,909
Contract research and development revenues	—	3,445	—	3,445
Total revenues	$159,616	$3,459	$2,093	$165,168

Net income (loss)	$34,595	$119	$(307)	$34,407

March 30, 2003
Total assets	$392,563	$5,559	$4,478	$402,600

First quarter 2002
Revenues:
Product revenues	$23,178	$652	$2,265	$26,095
Service revenues	3,035	12	419	3,466
Contract research and development revenues	—	3,637	—	3,637
Total revenues	$26,213	$4,301	$2,684	$33,198

Net income (loss)	$3,097	$264	$(543)	$2,818

December 31, 2002
Total assets	$407,886	$4,865	$5,036	$417,787

Substantially all of the Company’s long-lived assets are located in the United States.

5.                                      Inventories

The components of inventory consist of the following (in thousands):

	March 30, 2003	December 31, 2002
Inventories:
Raw material and purchased components	$14,248	$22,696
Field service spare parts	18,606	16,145
Work-in-process	20,094	21,927
Finished goods	6,132	3,996
Total	$59,080	$64,764

6.                                      Accrued Liabilities

The components of accrued liabilities consist of the following (in thousands):

	March 30, 2003	December 31, 2002
Accrued liabilities:
Warranty and other reserves	$22,484	$19,890
Accrued employee compensation	8,218	7,540
Income taxes	22,714	17,919
Foreign currency forward contracts	3,486	4,948
Material cost reduction reimbursement	10,307	8,259
Other	9,598	6,808
Total	$76,807	$65,364

7.                                      Litigation

The Company is involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

8.                                      Subsequent Event

On March 31, 2003, the Company completed its acquisition of Yxlon International Holding GmbH, a leader in X-ray diffraction and non-destructive testing based in Hamburg, Germany.  The Company acquired Yxlon for 38.6 million euros in cash, or $41.7 million dollars.  The Company would be required to make an additional payment of 10.0 million euros if Yxlon’s XES 3000 or XES 3500 X-ray diffraction product is certified for explosives detection by the TSA by December 31, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautions about Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, we identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” “intends” or “continue,” and other similar terms. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Important factors that could cause our results to differ are discussed under the section “Risk Factors.” Readers should read this Item 2 in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in our Form 10-K for the fiscal year ended December 31, 2002. We encourage readers to read these sections carefully.

Overview

We are organized under three segments.  Our explosives detection systems, or EDS, business manufactures computed tomography, or CT, based detection products used by the aviation industry to screen baggage for explosives.  Our wholly-owned subsidiary Quantum utilizes quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials.  Our Wood division consists of Inovec, which manufactures systems using laser-based technologies to improve sawmill yield, and WoodVision, which is developing our CT and X-ray technology to increase the value of harvested timber.

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

•                                          Quantum contract research and development revenues, which include revenues primarily from development contracts utilizing QR and magnetic sensing technologies with government agencies and private entities; and

•                                          Wood product revenues from the sales of control and automation systems for timber processing equipment and related accessories, installation and configuration, and service revenues from maintenance contracts related to product support repairs and other services.

We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators.  In the United States, we market our products and services primarily through direct sales personnel.  Internationally, we use a direct sales force and authorized representatives to sell our products.  International sales represented 15.8% of total revenues in the first quarter of 2003 and 32.8% of total revenues in the first quarter of 2002.

EDS.  In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers.  For example, in the first quarter in 2003, eight customers accounted for all of our EDS units sold during the quarter, and for the fiscal year 2002, ten customers accounted for all of our EDS units sold during the year.  The number of our customers does not vary widely from period to period, and we are dependent on multiple orders from a small number of customers for a substantial portion of our revenues.  Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. For the first quarter in 2003, we generated $127.1 million from EDS sales to our largest customer, the Transportation Security Administration, or TSA, representing 77.0% of total revenues.  For the first quarter in 2002, we generated $14.3 million from EDS sales to the Federal Aviation Administration, or FAA, and following the formation of the TSA, the TSA, representing 43.0% of total revenues.  There were no other EDS customers who accounted for more than 10% of total revenues in the first quarters of 2003 and 2002.

We typically bill our customers in three stages, as generally provided in our contracts with our customers:

•                                          amounts to cover the bill of materials when materials are received from suppliers, typically 30% to 40% of the total system price;

•                                          an additional amount upon factory acceptance or shipment ranging from 30% to 60%; and

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

Payment terms for TSA invoices are net 30 days, while terms for international invoices vary from amounts due upon receipt of invoice to 90 days.

We consider research and development to be a vital part of our operations and continue to dedicate substantial resources to research to enhance the performance, functionality and reliability of our CTX systems, as well as development of new products.  Gross research and development expenses for EDS were $6.3 million in the first quarter of 2003, compared to $2.9 million in the first quarter of 2002.

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

	Three Months Ended
	March 30, 2003	March 31, 2002

Revenues:
Product revenues	92.5%	78.6%
Service revenues	5.4	10.4
Contract research and development revenues	2.1	11.0
Total revenues	100.0	100.0

Cost of revenues:
Product costs	51.3	44.9
Service costs	3.0	7.0
Contract research and development costs	1.3	7.7
Total cost of revenues	55.6	59.6

Gross margin	44.4	40.4

Operating expenses:
Research and development	4.4	9.9
Selling, general and administrative	5.5	16.2
Total operating expenses	9.9	26.1

Income from operations	34.5	14.3
Interest expense	(0.0)	(0.3)
Interest and other income, net	0.4	0.4
Income before provision for income taxes	34.9	14.4

Provision for income taxes	14.1	5.9

Net income	20.8%	8.5%

Comparison of the Three Months Ended March 30, 2003 to the Three Months Ended March 31, 2002

Revenues. EDS product revenues were $151.1 million in the first quarter of 2003, an increase of 552% from $23.2 million in the first quarter of 2002.  This increase in system sales and related accessories reflects the orders received from the FAA and TSA, as well as international customers, resulting from the increased focus on aviation security due to the terrorist attacks of September 11, 2001.  EDS service revenues were $8.5 million for the first quarter of 2003, an increase of 180% from $3.0 million in the first quarter of 2002.  The increase in service revenue is a result of signing a contract with Siemens to service our EDS units owned by the FAA and TSA in the United States and its territories and service contracts revenues from international customers for new support and maintenance agreements for CTX systems for which warranty periods expired.  We anticipate that service revenues will increase in 2003 compared to 2002 due to the agreement with Siemens and a larger installed based of EDS coming off of warranty.  As of March 30, 2003, we had in backlog EDS equipment orders and service agreements of $119.0 million, primarily consisting of orders from the TSA for multiple CTX 9000 DSi and CTX 5500 DS systems.

Quantum’s contract research and development revenues decreased slightly to $3.4 million for the first quarter of 2003 from $3.6 million in the first quarter of 2002.  Contract research and development revenues from the U.S. government for the development of landmine technologies was $2.1 million in the first quarter of 2003, representing 51.4% of Quantum’s revenues, and $2.7 million in the first quarter of 2002, representing 62.8% of Quantum’s revenues.  The decrease in contract research and development revenues was primarily due to a reduced

need for subcontract support for the landmines contracts, as outsourced milestones were completed.   As of March 30, 2003, we had Quantum contract research and development backlog of approximately $9.1 million, primarily for the development of landmine detection technologies.  In April 2003, we received an additional grant of $11.4 million from the U.S. government for the development of landmine technologies.  Quantum’s product revenues decreased to $14,000 in the first quarter of 2003 from $652,000 in the first quarter of 2002.  The decrease is due to the absence of any commercial product deliveries by Quantum in the first quarter of 2003.

Wood product revenues were $1.7 million in the first quarter of 2003, a decrease of 26.0% from $2.3 million in the first quarter of 2002.  The decrease in Wood product revenues is primarily due to fewer system and machinery equipment sales, both reflecting softness in the wood products industry.  Wood service revenues decreased slightly to $417,000 in the first quarter of 2003 from $419,000 in the first quarter of 2002.  As of March 30, 2003, we had in backlog Inovec equipment orders and service agreements of $959,000.

Gross Profit.  Cost of EDS product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, contract manufacturing services, installation, training and warranty.  Cost of EDS service revenues primarily consists of direct labor and materials and customer support overhead.  In any given period, our gross profit for products and services may be affected by several factors, including product mix, volume of systems manufactured in the period, product configuration, location of the installation and complexity of integration into various environments.

Gross profit for EDS products was $67.7 million in the first quarter of 2003, an increase of 297% from $10.4 million in the first quarter of 2002.  Gross margin percentages for EDS products were 44.8% in the first quarter of 2003 and 2002.  The increase in gross profit for EDS products is primarily due to increased revenues.  Product gross margin percentages remained the same as a result of improved manufacturing overhead per unit, offset by decreases in sales price as a result of volume orders from the TSA.

Gross profit for EDS services were $3.7 million in the first quarter of 2003, an increase of 297% from $931,000 in the first quarter of 2002. Gross margin percentages for EDS services were 43.3% in the first quarter of 2003 and 30.7% in the first quarter of 2002.  The increase in gross profit for EDS services is primarily due to increased EDS service revenues from the growing installed base of domestic systems covered by the Siemens contract, which calls for extended 24 hour coverage over and above normal warranty coverage, and international sales for our CTX systems that went off of warranty.  Gross margin percentage improved primarily as the result of service overhead costs being spread over a larger base of installed units.  In addition, in the first quarter of 2002, we incurred costs associated with the build-up of our customer support staff in anticipation of an increase in EDS services as more units were sold.

Cost of Quantum contract research and development revenues primarily consist of direct labor, purchased materials, subcontract labor and the applicable overhead required to support government funded activities. Gross profit for contract research and development was $1.3 million in the first quarter of 2003, a 19.7% increase from $1.1 million in the first quarter of 2002.  Gross margin percentages were 38.0% in the first quarter of 2003 and 30.1% in the first quarter of 2002.  The increase in gross profit and the improvements in gross margin percentages for contract research and development sales was primarily due to fewer outside engineering services being required on a landmines contract, which services typically carry a slightly lower margin, in the first quarter of 2003 compared to the same period a year ago.

Cost of Wood products revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty.  Cost of Wood service revenues primarily consists of direct labor and materials and customer support overhead.  Gross profit for Wood products was $457,000 in the first quarter of 2003, a decrease of 18.0% from $557,000 in the first quarter of 2002.  Gross margin percentages were 27.3% in the first quarter of 2003 and 24.6% in the first quarter of 2002.  The decrease in gross profit for Wood products is primarily due to a decrease in revenues.  The increase in gross margin percentages for Wood products was primarily due to a lower portion of revenues attributable to machinery equipment, which typically carry a lower margin than system revenues, in the first quarter of 2003 compared to the same period a year ago.

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

Gross research and development expenses for EDS were $6.3 million in the first quarter of 2003, an increase of 116% from $2.9 million in the first quarter of 2002.  There was no funding from research and development contracts and grants from the FAA and other government agencies in the first three months of 2003, but there was funding of  $489,000 for our gross research and development expenses for EDS in the first quarter of 2002. Net research and development expenses for EDS were $6.3 million in the first quarter of 2003, an increase of 160% from $2.4 million in the first quarter of 2002.  Net research and development expenses for EDS as a percentage of EDS revenues were 3.9% in the first quarter of 2003 and 9.2% in the first quarter of 2002.   The increase in gross research and development expenses for EDS was primarily due to an increased focus on several initiatives to support our growth.  With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods.  We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operating at capacity.  We are continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports.  We are also continuing to develop product enhancements for our existing line of EDS machines, and, in addition, we are continuing to fund research at Quantum Magnetics to develop systems which employ both CT and QR technology.  The decrease of gross and net research and development expenses for EDS as a percentage of revenues was primarily due to the increase in revenue.

Research and development expenses for Quantum were $741,000 in the first quarter of 2003, an increase of 78.1% from $416,000 in the first quarter of 2002.  Research and development expenses for Quantum as a percentage of Quantum revenues were 21.4% in the first quarter of 2003 and 9.7% in the first quarter of 2002.  The increase in expenses was primarily due to more internal costs incurred for the development of an upgrade to the CTX family of explosives detection systems over and above the work funded by EDS noted above, and for the development and commercialization of other products in the first quarter of 2003 compared to the same period a year ago.

Research and development expenses for Wood were $322,000 in the first quarter of 2003, a decrease of 32.4% from $476,000 in the first quarter of 2002.  Research and development expenses for Wood as a percentage of Wood revenues were 15.4% in the first quarter of 2003 and 17.7% in the first quarter of 2002.  The decrease in research and development expenses for Wood was primarily due to reduced efforts in the development of a log scanning system based on CT technology to optimize the value of harvested timber.

Selling, general and administrative.  Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

Selling, general and administrative expenses for EDS were $7.9 million in the first quarter of 2003, an increase of 104% from $3.9 million in the first quarter of 2002.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 5.0% in the first quarter of 2003 and 14.9% in the first quarter of 2002.  The increase in selling, general and administrative expenses for EDS in absolute dollars was primarily due to an increase in headcount and employee related expenses of $2.1 million, higher sales commissions of $603,000 resulting from higher EDS revenues in the first quarter 2003, professional fees, such as investor and public relations, of $523,000, all related to the growth of our business resulting from the increase in orders received from the FAA, TSA and international customers, in the first quarter of 2003 compared to the same period a year ago.

Selling, general and administrative expenses for Quantum were $438,000 in the first quarter of 2003, a decrease of 32.2% from $646,000 in the first quarter of 2002.  Selling, general and administrative expenses for Quantum as a percentage of Quantum revenues were 12.7% in the first quarter of 2003 and 15.0% in the first quarter of 2002.  The decrease in selling, general and administrative expenses for Quantum was primarily the result of an effort to reduce overall expenses.

Selling, general and administrative expenses for Wood were $677,000 in the first quarter of 2003, a decrease of 19.0% from $836,000 in the first quarter of 2002.  Selling, general and administrative expenses for Wood as a percentage of Wood revenues were 32.3% in the first quarter of 2003 and 31.1% in the first quarter of 2002.  The decrease in expenses was primarily due to efforts to reduce overall expenses.

Interest Expense.  Interest expense was $42,000 in the first quarter of 2003 and $94,000 in the first quarter of 2002. Interest expense resulted primarily from fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums.  The decrease in interest expense was primarily due to decreased activities within our lines of credit, such as standby letters of credit issued to secure guarantees to customers, in the first quarter of 2003 compared to the same period a year ago.

Interest and Other Income, Net.  Interest and other income, net, was $685,000 in the first quarter of 2003 and $130,000 in the first quarter of 2002. The amount for the first quarter of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $439,000, and other income (net) of $246,000, primarily consisting of foreign exchange gains on outstanding foreign exchange forward contracts at March 30, 2003.  The amount for the first quarter of 2002 consisted primarily of interest income on cash, cash equivalents and short-term investments of $57,000 and other income (net) of $73,000, primarily foreign exchange gains on outstanding foreign exchange forward contracts at March 31, 2002. The increase in the interest portion of interest and other income, net was primarily due to larger average cash balances in the first quarter of 2003 compared to the first quarter of 2002.

Provision for Income Taxes.  The provision for income taxes was $23.2 million in the first quarter of 2003 and $2.0 million in the first quarter of 2002.   Our effective tax rate was 40.25% in the first quarter of 2003 and 40.9% in the first quarter of 2002.  Our effective tax rate was different than statutory tax rates primarily due to certain permanent differences between book and taxable income.  At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000 available to reduce future federal and state taxable income, respectively.  Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011.  The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986.  Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity And Capital Resources

At March 30, 2003, we had $124.8 million in cash and cash equivalents, compared to $159.7 million at December 31, 2002.

Net cash used in operating activities was $35.2 million in the first quarter of 2003, despite net income of $34.4 million for the quarter.  The cash used in operating activities in the first quarter of 2003 despite the net income was a result primarily of a lower level of collections from customers relative to revenue recognized for the quarter.  The lower level of collections was mainly due to a temporary delay in TSA remittances as a result of a transition in federal budget appropriation codes.  This delay is responsible for a $27.0 million increase in accounts receivable.  In addition, there was a $63.4 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long lead-items.  These items, which resulted in a use of cash, were partially offset by changes in other operating assets and liabilities, such as an $11.2 million increase in accrued liabilities and a $5.7 million decrease in inventories.

Net cash used in operating activities in the first quarter of 2002 was $821,000, despite net income of $2.8 million for the quarter.  The cash used in operating activities in the first quarter of 2002 despite the net income was a result primarily of a $13.9 million increase in inventories, a $5.3 million increase in accounts receivable and a $2.1 million increase in other current and non-current assets, partially offset by an $8.5 million increase in accounts payable and accrued liabilities, an $8.0 million increase in deferred revenues and the $855,000 non-cash effect of depreciation and amortization.

Net cash used in investing activities was $1.0 million in the first quarter of 2003, compared to $1.2 million provided by investing activities in the first quarter of 2002.   Net cash used in investing activities in the first quarter of 2003 resulted from $1.0 million in acquisitions of capital equipment. Net cash provided by investing activities in the first quarter of 2002 resulted from proceeds from the sale of short-term investments of $2.0 million, partially offset by $762,000 in acquisitions of capital equipment.

Net cash provided by financing activities was $1.3 million in the first quarter of 2003, compared to $40,000 used in financing activities in the first quarter of 2002.  Net cash provided by financing activities in the first quarter of 2003 was primarily due to $1.1 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options. Net cash used in financing activities in the first quarter of 2002 primarily resulted from $916,000 in repayments of short-term debt and $54,000 in repayments of long-term debt, partially offset by $930,000 in proceeds from exercises of incentive stock options and sales under our employee stock purchase plan.

We have two primary sources of financing from banks.  The first agreement is a line of credit that provides for maximum borrowings in an amount up to $25.0 million.  The second agreement is a line of credit partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (1) 70% of eligible raw materials and work-in-process inventory designated for export customers, or (2) 60% of outstanding loans under this agreement, or (b) $10.0 million.  Borrowings under these agreements bear interest at the bank’s prime rate minus 0.5%, which was 3.75% at March 30, 2003.  The agreements expire in July 2004 and require that the EDS segment maintain certain levels of tangible net worth.  We may use proceeds of loans under both lines of credit for general corporate purposes.  At March 30, 2003, we had no borrowings outstanding under these agreements.  However, at March 30, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $11.4 million is secured by the lines of credit, and foreign exchange contracts for which a 10% reserve of $2.9million is secured by the lines of credit.  We had remaining available borrowing capacity under the lines of credit of $20.7 million at March 30, 2003 based on eligible EDS accounts receivable and inventories as of that date.

We believe that existing cash and cash equivalents, available borrowings under our lines of credits and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months.  However, if we fail to meet required financial covenants in our credit agreements, or our receivables do not support the upper limits of these credit agreements, then we may not be able to have access to further funds under these agreements.  In addition, if we are unable to deliver EDS units in a timely manner under our recent orders from the TSA or if we fail to adhere to the terms of the licensing agreement with the TSA, the TSA may cancel its orders or not place additional orders.  If any of these events occur, our capital resources would be significantly impaired.

Risk Factors

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

A significant portion of our quarterly and annual operating expenses is, and will continue to be, relatively fixed in nature. This means that revenue fluctuations will cause our quarterly and annual operating results to vary substantially. We also may choose to increase spending to pursue new market opportunities, which may negatively affect our financial results.

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

The funding of government programs is subject to legislative appropriation. Budgetary allocations for explosives detection systems depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. We cannot assure investors that these funds will be used to purchase our EDS products. In February 2003, an Omnibus Spending Bill containing funding for the TSA, including $174.5 million earmarked for security equipment, was signed into law.  Additional funding of $665 million for TSA operations was included in a supplemental appropriation in April 2003.  No specific earmark for security equipment was a part of the supplemental appropriation.  As of May 12, 2003, we have received no orders for our EDS products from the TSA as a result of the Omnibus Spending Bill or the supplemental appropriation.  We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

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

Our major customer, the TSA, is a part of the Department of Homeland Security, a newly created agency that has experienced, and may continue to experience, delays in its operations, which may cause delays in our receiving orders from the TSA.

The TSA is a relatively new agency that was created in November 2001 by the Aviation and Transportation Security Act.  As a result, it has experienced, and may continue to experience, delays in fulfilling its mandate as a result of delays in establishing the necessary infrastructure to operate in an efficient manner.  For example, Congress is still in the process of organizing subcommittees for the TSA.  This may result in delays in our receiving orders for our EDS products.  Further, the TSA is now a part of the Department of Homeland Security, which was created subsequent to the creation of the TSA and is therefore in an earlier stage of formation, which may further create delays in our receiving orders as this agency is organized.

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

As a result of the Aviation and Transportation Security Act, our EDS products are undergoing substantially increased usage per day, which could cause unforeseen problems with their ability to sustain this increased usage.

As required by the Aviation and Transportation Security Act, as of December 31, 2002, 100% of checked baggage must undergo EDS screening. As a result, our EDS products in operation are being used more hours per day than before, which places a burden on them not previously experienced. This has resulted in an increase in the amount of maintenance required to keep them operating, and may result in unforeseen problems. If this were to occur, our customers could perceive that there are reliability problems with our CTX products, which could reduce the demand for our products. In addition, our CTX 9000 DSi product is a relatively new model with which we have limited experience in sustaining extensive usage. As a result, our CTX 9000 DSi product may experience maintenance needs and increased down time beyond that experienced by our CTX 2500 and CTX 5500 DS products. Further, because the CTX 9000 DSi is designed to be integrated into an airport’s baggage handling system, it has, in addition to the detection function and mechanisms, components that integrate it into the baggage handling system, which also require maintenance and may also contribute to increased maintenance needs and down time. If our CTX 9000 DSi product does experience additional maintenance needs beyond that of our CTX 2500 and CTX 5500 DS products, our customers may not purchase this product in favor of our CTX 2500 and CTX 5500 DS products or the products of our competitors.

We may seek to grow by acquisition, which subjects us to substantial risks, including the failure to successfully integrate an acquired business.

As part of our growth strategy, we may expand our business by pursuing selected acquisitions of technologies and companies that offer complementary products, services, technologies or market access. Our ability to grow by acquisition depends upon the availability of acquisition candidates at reasonable prices and our ability to obtain acquisition financing on acceptable terms. We may incur costs in connection with our pursuit of acquisitions for which we are responsible regardless of whether the acquisitions are actually consummated. Future acquisitions by us could result in dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, any of which could harm our business. Acquisitions entail numerous risks and we may not realize the expected benefits of these transactions.  These risks include:

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

The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, may present a significant challenge to our management. We may not be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. In such case, we would not fully realize the anticipated benefits of a business combination, and the failure of such efforts would harm our business.  Maintaining uniform standards, controls, procedures and policies may be harder than we anticipate and interfere with efficient administration of the company as a whole.

For example, on March 31, 2003, the first day of our second quarter of fiscal 2003, we completed the acquisition of Yxlon International Holding GmbH.  Yxlon is active in businesses that are new to us and represent a challenge to our management.  In order to successfully integrate Yxlon, we must, among other things, integrate, both from an engineering and a sales and marketing perspective, the acquired products and services, including Yxlon’s non-destructive testing business and its security business, into our suite of product offerings.  Assimilating Yxlon’s businesses, products and technologies with ours may be more difficult than we anticipate because the technologies are very complex.  As a result, we may take longer to develop and introduce new products than we anticipate.  In addition, we do not have experience developing, marketing and selling products in the non-destructive testing business, and we may be not be successful competing for customers in industries with which we are unfamiliar.  Further, Yxlon’s businesses historically have had lower gross margins than our businesses.  Any products that we develop, market and sell integrating Yxlon’s technologies and products may contribute less to profitability than our existing products.  If we are not successful in managing the integration of Yxlon’s businesses, we may incur additional expenses or lose revenue opportunities for Yxlon and us, and our business results may suffer.

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

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through March 30, 2003, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the U.S. EDS sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 84.2% of our revenues in the quarter ended March 30, 2003 and 85.4% of our revenues in the year ended December 31, 2002. In the quarter ended March 30, 2003, eight customers accounted for all of our EDS units sold during the quarter, and in the year ended December 31, 2002, ten customers accounted for all of our EDS units sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

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

In accordance with Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using CT technology found in our existing CTX products as well as our CTX 1000 model, which has not yet been certified by the TSA. With respect to Quantum, the U.S. government retains the same rights to the passive magnetic technology found in the i-Portal and the QR technology found in the QScan product. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems and/or the Quantum products would be harmed.

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

Sales to countries other than the United States accounted for 15.8% of our revenues in the quarter ended March 30, 2003 and 11.7% of our revenues in the year ended December 31, 2002. A number of factors related to our international sales and operations could adversely affect our business, including:

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

The sale of some of our products outside the United States is subject to compliance with the U.S. International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Because of the demand for our EDS products by the U.S. government, we may lose other customers, which could harm our business.

The TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA’s orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during this period of demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources, and could trigger financial penalties under the agreements with such customers. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

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

We plan to continue to develop new models for our family of EDS products, including Yxlon’s XES 3000 and XES 3500 explosives detection systems and through our current participation in the ARGUS program, an FAA/TSA-sponsored program designed to develop a smaller, low-cost EDS product. However, we cannot be certain that any new product, including Yxlon’s XES 3000 and XES 3500 systems or our CTX 1000 system, will be certified by the TSA. The failure to gain certification for a product would harm our ability to sell the product, and recognize associated revenues.

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

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports.  We performed reimbursable research and development for EDS products totaling $886,000 for the year ended December 31, 2002 from FAA and TSA grants and contracts.  We did not receive any reimbursable research and development for EDS products in the quarter ended March 30, 2003.  This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing.  We had contract research and development revenues from the U.S. government for the development of Quantum products of $3.4 million for the quarter ended March 30, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

A number of factors could cause the market price of our common stock to fluctuate significantly, including:

•                                          the level and evolution of terrorist activity;

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

The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. On March 28, 2003, the last trading day of our first quarter of 2003, our common stock closed at $22.70 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

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

Item 3.  Quantitative and qualitative disclosures about market risk

Our international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, we enter into forward contracts to mitigate foreign exchange risk.   We do not enter into market risk sensitive instruments for trading purposes.  In the first quarter of 2003, we entered into one new foreign exchange forward contract, and at March 30, 2003, we had outstanding contracts with notional values totaling $28.7 million with a negative fair value of approximately $3.5 million.

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

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We have performed a sensitivity analysis as of March 30, 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures.

The foreign currency exchange rates used were based on market rates in effect at March 30, 2003.  The cash flow impacts of the sensitivity analysis are summarized in the following table:

			Cash flow impact of change in exchange rates
(in thousands)	Contract Amount	Fair Value as of Mar. 30, 2003	10% Change	15% Change

Foreign currency forward contracts	$28,739	$(3,486)	$3,227	$4,841
Accounts receivable	7,976	8,936	(894)	(1,340)
Firm orders*	18,740	22,073	(2,207)	(3,311)
Other working capital balances, net	373	283	(28)	(42)

Total			$98	$148

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at March 30, 2003 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2002.  We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity.  In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

Item 4.  Controls and procedures

Within ninety days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Sergio Magistri, our principal executive officer, and Ross Mulholland, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Dr. Magistri and Mr. Mulholland concluded that our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

2.1

Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd.  Certain schedules have been omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

	3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
	3.2	Bylaws of the registrant, as amended. (2)
	3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)
	4.1	Reference is made to Exhibits 3.1 through 3.3.
	10.1	Vice President Key Employee Agreement dated as of May 1, 2002 between the registrant and Andrew Siegel.+
	99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

+Management contract or compensatory plan, contract or arrangement.

(b)	Report on Form 8-K filed during the fiscal quarter ended March 30, 2003: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: May 12, 2003	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Authorized Officer)

Date: May 12, 2003	/s/ Ross Mulholland
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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Ross Mulholland
Ross Mulholland
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd.  Certain schedules have been omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant, as amended. (2)
3.3	Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1	Vice President Key Employee Agreement dated as of May 1, 2002 between the registrant and Andrew Siegel.+
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

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

+Management contract or compensatory plan, contract or arrangement.