Form 10-Q
period 2003-06-29
INVISION TECHNOLOGIES INC
filed 2003-08-13
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2003

or

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

On July 15, 2003, there were 17,266,870 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item

1.	Financial Statements

	a.	Condensed Consolidated Balance Sheets – June 29, 2003 and December 31, 2002

	b.	Condensed Consolidated Statements of Operations - Three and six months ended June 29, 2003 and June 30, 2002

	c.	Condensed Consolidated Statements of Cash Flows - Six months ended June 29, 2003 and June 30, 2002

	d.	Notes to Condensed Consolidated Financial Statements

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

4.	Controls and Procedures

PART II. OTHER INFORMATION

Item

1.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Signature Page

Certification of Dr. Sergio Magistri

Certification of Ross Mulholland

InVision, Quantum Magnetics, QScan, Yxlon, CTX, CTX 5500 DS and CTX 9000 DSi, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries.   InVision, Quantum Magnetics, QScan and Yxlon among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 29, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$162,977	$159,736
Accounts receivable, net	64,411	146,295
Inventories	80,323	64,764
Deferred income taxes	20,648	20,889
Other current assets	9,340	15,811
Total current assets	337,699	407,495
Property and equipment, net	9,750	7,225
Deferred income taxes	812	1,050
Intangible assets, net	32,235	1,603
Other assets	1,816	414
Total assets	$382,312	$417,787
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,217	$28,477
Accrued liabilities	62,194	65,364
Deferred revenue	14,828	86,284
Short-term debt	5,588	184
Current maturities of long-term obligations	271	112
Total current liabilities	98,098	180,421
Long-term obligations	2,303	653
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 17,495,000 and 17,243,000 shares issued; 17,260,000 and 17,008,000 shares outstanding	17	17
Additional paid-in capital	169,659	166,243
Deferred stock compensation expense	(339)	(406)
Accumulated other comprehensive loss	(1,450)	(1,783)
Retained earnings	116,218	74,836
Treasury stock, at cost (235,000 and 235,000 shares)	(2,194)	(2,194)
Total stockholders’ equity	281,911	236,713
Total liabilities and stockholders’ equity	$382,312	$417,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues:
Product revenues	$74,995	$62,001	$227,809	$88,096
Service revenues	11,513	3,423	20,422	6,889
Contract research and development revenues	2,919	3,002	6,364	6,639
Total revenues	89,427	68,426	254,595	101,624

Cost of revenues:
Product costs	44,452	35,007	129,126	49,924
Service costs	7,167	2,994	12,167	5,308
Contract research and development costs	1,933	1,989	4,069	4,532
Total cost of revenues	53,552	39,990	145,362	59,764

Gross profit	35,875	28,436	109,233	41,860

Operating expenses:
Research and development	7,646	4,718	15,001	8,030
Selling, general and administrative	10,436	6,655	19,498	12,034
In-process research and development (Yxlon)	4,300	—	4,300	—
Total operating expenses	22,382	11,373	38,799	20,064

Income from operations	13,493	17,063	70,434	21,796
Interest expense	(103)	(116)	(145)	(210)
Interest and other income (expenses), net	670	(694)	1,355	(564)
Income before provision for income taxes	14,060	16,253	71,644	21,022

Provision for income taxes	7,085	6,647	30,262	8,598

Net income	$6,975	$9,606	$41,382	$12,424

Net income per share:
Basic	$0.41	$0.58	$2.41	$0.82
Diluted	$0.38	$0.52	$2.25	$0.73

Weighted average shares outstanding:
Basic	17,210	16,579	17,139	15,132
Diluted	18,415	18,387	18,397	17,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash flow from operating activities:
Net income	$41,382	$12,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,363	1,695
Deferred income taxes	(487)	55
Loss on disposal of fixed assets	536	430
Bad debt expense	284	32
Income tax benefit from employee stock transactions	1,193	5,088
Stock compensation expense	109	572
In-process research and development (Yxlon)	4,300	—

Changes in operating assets and liabilities:
Accounts receivable	92,698	(26,530)
Inventories	4,245	(38,358)
Other current assets	6,585	(10,345)
Accounts payable	(21,456)	23,137
Accrued liabilities	(11,760)	10,207
Deferred revenues	(77,649)	111,660
Other	33	328
Net cash provided by operating activities	42,376	90,395

Cash flow from investing activities:
Purchases of property and equipment	(1,765)	(2,239)
Proceeds from short-term investments	—	1,992
Purchase of Yxlon subsidiary, net of cash acquired	(41,830)	—
Purchase of other long-term investments, net	(1,500)	(183)
Net cash used in investing activities	(45,095)	(430)

Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	3,769	(516)
Repayments of long-term debt	(136)	(99)
Proceeds from issuance of common stock, net	2,181	86,274
Net cash provided by financing activities	5,814	85,659

Effect of exchange rate changes on cash	146	—
Net change in cash and cash equivalents for the period	3,241	175,624
Cash and cash equivalents at beginning of period	159,736	11,386
Cash and cash equivalents at end of period	$162,977	$187,010

Supplemental disclosures of cash flow information:
Interest paid	$138	$258
Income taxes paid	$37,153	$2

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$—	$1,199
Financing obligations incurred for the purchase of new equipment	$668	$86

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

Operating results for the three and six-month periods ended June 29, 2003 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2003 or any other future period.

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  Since adopting SFAS 142 on January 1, 2002, the Company ceased amortization of the carrying value of goodwill of $2.5 million and acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000.  The net carrying amount of acquired workforce was also reclassified to goodwill.  In the fourth quarter of 2002, the Company performed the annual impairment test required by the standard and recorded a $2.1 million impairment of goodwill relating to the Inovec reporting unit.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF 94-3”).  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for exit costs was recognized at the date of the Company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  There was no effect on the Company’s financial statements from the adoption of SFAS 146.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amended disclosure requirements of SFAS 148 are effective for years ending after December 15, 2002.

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company accounts for stock-based awards to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had compensation cost for options granted and shares issued in 2003 and 2002 under the Company’s stock option plans (the “Equity Plans”) and employee stock purchase plans (the “Purchase Plans”) been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income:
As reported	$6,975	$9,606	$41,382	$12,424
add: stock compensation as reported, net of tax effects	$44	$20	$64	$40
less: stock compensation determined using the fair value method, net of tax effects	(2,209)	(1,530)	(4,086)	(2,582)
Pro forma	$4,810	$8,096	$37,360	$9,882

Pro forma net income per share:
Basic:
As reported	$0.41	$0.58	$2.41	$0.82
Pro forma	$0.28	$0.49	$2.18	$0.65
Diluted:
As reported	$0.38	$0.52	$2.25	$0.73
Pro forma	$0.26	$0.44	$2.03	$0.58

Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The pro forma information regarding the results of operations and net loss per share above is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

Option valuation models such as Black-Scholes were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective assumptions required by these models can materially affect the fair value estimates.

The fair value of each option grant is estimated on the date of grant using the following assumptions used for grants during the applicable period:

	2003	2002
Option Grants:
Average risk free rate of return	2.26-3.00%	3.50-4.39%
Weighted average expected option life	4.2 years	4.0 years
Volatility rate	74%	83%
Dividend yield	0%	0%

Accounting and Disclosure Requirements for Guarantees

In December 2002, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.

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

Information regarding the changes in the Company’s warranty liabilities was as follows for the six months ended June 29, 2003:

Balance at Dec. 31, 2002	Accruals for warranties issued	Reduction for payments made	Increase resulting from Yxlon acquisition on March 31, 2003	Changes in accruals related to pre-existing warranties	Balance at June 29, 2003

$19,890	$13,204	$(13,023)	$925	$726	$21,722

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

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar.  The Company utilizes foreign exchange forward contracts to limit its exposure to foreign currency rate fluctuation.  The maturity of foreign exchange forward contracts as of June 29, 2003 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments.  These foreign exchange forward contracts all mature within twelve months.  The Company does not enter into market risk sensitive instruments for trading purposes.  During the six months ended June 29, 2003, the Company’s derivatives consisted only of foreign exchange forward contracts.  The Company had aggregate foreign exchange forward contracts with notional amounts of $26.1 million at June 29, 2003. The fair value of these instruments, included in the consolidated balance sheets, represented a liability of $621,000 at June 29, 2003.

In May 2002, the Company began applying hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and designated certain foreign currency forward contracts as cash flow hedges of foreign exchange risk for international sales contracts.  As of June 29, 2003, the Company has recorded $1,981,000 of other comprehensive loss, net of income taxes of $1,335,000, representing the net change in the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting.  The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of the hedged contract as revenue.  As of June 29, 2003, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months.  During the six months ended June 29, 2003, the Company also recorded $57,000 as foreign currency transaction loss related to ineffectiveness under hedge accounting.  For the six month period ended June 29, 2003, primarily all of the changes in the fair value of forward contracts not designated for hedge accounting were offset by the measurement of associated accounts receivable.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial condition.

2.                                      Business Combination

In accordance with SFAS No. 141, “Business Combinations,” the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management.  In accordance with SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment.  Purchased intangibles with finite lives will be amortized on a straight-line basis over their estimated useful lives.

Yxlon International Holding GmbH

On March 31, 2003, the Company completed its acquisition of Yxlon International Holding GmbH (“Yxlon”), a company based in Hamburg, Germany.  Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing (“NDT”) systems for a wide range of industrial applications, and systems that use X-ray based diffraction (“XRD”) technology for explosives detection.  The Company acquired Yxlon for €38.6 million in cash, or $41.7 million, and incurred additional acquisition costs of $2.1 million for a total purchase price of $43.8 million.  The Company would be required to make an additional payment of €10.0 million if Yxlon’s XRD system is certified for explosives detection by the Transportation Security Administration (“TSA”) by December 31, 2003.  If the XRD system is certified for explosives detection by the TSA, the Company would record the additional consideration as goodwill.

The valuation to determine the allocation of the fair value of the net assets acquired has not been completed.  However, based on a preliminary independent valuation, which may change upon receipt of the final valuation, the total purchase price of approximately $43.8 million has been allocated as follows (in thousands):

Cash and cash equivalents	$1,946
Current assets	29,101
Other non-current assets	1,726
Amortizable intangible assets:
Developed and core technology	8,700
Other	1,480
Intangible assets with indefinite lives:
Goodwill	18,253
Trademark	2,780
Current liabilities	(22,866)
Other non-current liabilities	(1,644)
In-process research and development	4,300
Total purchase price	$43,776

Amortizable Intangible Assets

Of the total purchase price, approximately $10.2 million has been allocated to amortizable intangible assets, including maintenance contracts and renewals, contract backlog, direct customer relationships, supplier agreements and developed and core technology.  The maintenance contracts and renewals represent a value assigned to the revenue stream estimated from existing maintenance contracts as of the acquisition date with an assumed renewal rate.  Contract backlog represents the gross contract backlog to be recognized over the twelve-month period following the close of the acquisition.  Direct customer relationships represent the sale of products and services by Yxlon’s internal sales and marketing force.  Supplier agreements represent the value in material supplier agreements where Yxlon receives below market rates on inventory component purchases.   The Company expects to amortize the fair value of these assets on a straight-line basis over estimated useful lives ranging from twelve months to six years.

Developed and core technology, which consists of products that have reached technological feasibility, includes Yxlon’s XRD system and NDT system products.  The Company expects to amortize the fair value of the developed and core technology on a straight-line basis over an estimated useful life of seven years.

Intangible Assets With Indefinite Lives

The estimated fair value of intangible assets with indefinite lives was $18.3 million for goodwill and $2.8 million for the Yxlon trade name.  These intangible assets will not be amortized because the assets have indefinite useful lives based on many factors and considerations, including the length of time that the Yxlon name has been in use, the Yxlon brand awareness and market position and the plans for continued use of the Yxlon brand within a portion of the Company’s overall product portfolio.

In-Process Research and Development

Of the total purchase price, an estimate of $4.3 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the second quarter of fiscal 2003.  Projects that qualify as IPR&D represent those that have not yet reached technological viability.  Technological viability is defined as being equivalent to a beta-phase working prototype in which there is lower remaining risk relating to the development.

The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.  The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Yxlon.

The rates utilized to discount the net cash flows to their present values are based on Yxlon’s weighted average cost of capital.  The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Pro Forma Results

The unaudited pro forma financial information presented below combine the actual results of operations of the Company and the historical results of operations of Yxlon for the respective periods as if the acquisition of Yxlon had occurred at the beginning of 2002.  Adjustments of $4.4 million, $5.0 million, $292,000 and $5.6 million have been made to the combined results of operations for the three and six-month periods ended June 29, 2003 and the three and six-month periods ended June 30, 2002, respectively, reflecting amortization of purchased intangibles, net of tax, timing of acquisition-related in-process research and development expense recognition, and bank settlement fees for debt as a result of acquisition, net of tax, as if the acquisition had occurred at the beginning of 2002.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except per share amounts)

Revenues	$89,427	$81,724	$270,795	$127,467
Net income	11,344	8,780	46,911	4,530
Net income per share:
Basic	$0.66	$0.53	$2.74	$0.30
Diluted	$0.62	$0.48	$2.55	$0.26

3.                                      Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$6,975	$9,606	$41,382	$12,424
Derivatives classified as cash flow hedges, net of taxes:
Net increase (decrease) in foreign exchange forward contracts	189	(1,911)	(197)	(1,911)
Net increase in cumulative translation adjustment, net of taxes	530	—	530	—
Comprehensive income	$7,694	$7,695	$41,715	$10,513

4.                                      Net Income Per Share

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

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Six Months Ended
	June 29, 2003			June 30, 2002			June 29, 2003			June 30, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share	$6,975	17,210	$0.41	$9,606	16,579	$0.58	$41,382	17,139	$2.41	$12,424	15,132	$0.82
Effect of dilutive securities:
Options and warrants	—	1,205	(0.03)	—	1,808	(0.06)	—	1,258	(0.16)	—	1,977	(0.09)
Stock payable in connection with acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	15	—
Diluted net income per share	$6,975	18,415	$0.38	$9,606	18,387	$0.52	$41,382	18,397	$2.25	$12,424	17,124	$0.73

5.                                      Segment Information

The Company determines its segments based on how its Chief Executive Officer and its Chief Operating Officer assess performance and allocate resources.  Through the first quarter of 2003, the Company presented segment information based on three reportable segments:  EDS, Quantum and Wood.  As a result of the acquisition of Yxlon, the Company now has two reportable segments, EDS and NDT.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology.  The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications.  Other segments including Quantum, Wood and XRD were aggregated to form an “Other” category as they did not meet the materiality threshold for a reportable segment.

Segment financial data for the three and six-month periods ended June 30, 2002 has been restated to reflect the change in reportable segments. Financial information by segment is as follows (in thousands):

	EDS	NDT	Other	Consolidating Eliminations	Total

Second quarter 2003
Revenues:
Product revenues	$63,791	$9,318	$1,886	$—	$74,995
Service revenues	8,589	2,468	456	—	11,513
Contract research & development revenues	—	—	2,919	—	2,919
Intercompany revenues	26	—	749	(775)	—
Total revenues	$72,406	$11,786	$6,010	$(775)	$89,427

Income (loss) from operations	$19,830	$(868)	$(5,469)	$—	$13,493

June 29, 2003
Total assets	$325,977	$30,064	$20,510	$5,761	$382,312

Second quarter 2002
Revenues:
Product revenues	$60,615	$—	$1,386	$—	$62,001
Service revenues	2,878	—	545	—	3,423
Contract research & development revenues	—	—	3,002	—	3,002
Intercompany revenues	53	—	479	(532)	—
Total revenues	$63,546	$—	$5,412	$(532)	$68,426

Income (loss) from operations	$17,635	$—	$(572)	$—	$17,063

June 30, 2002
Total assets	$421,344	$—	$10,777	$(14,334)	$417,787

Six months 2003
Revenues:
Product revenues	$214,915	$9,318	$3,576	$—	$227,809
Service revenues	17,081	2,468	873	—	20,422
Contract research & development revenues	—	—	6,364	—	6,364
Intercompany revenues	26	—	1,286	(1,312)	—
Total revenues	$232,022	$11,786	$12,099	$(1,312)	$254,595

Income (loss) from operations	$76,968	$(868)	$(5,666)	$—	$70,434

Six months 2002
Revenues:
Product revenues	$83,793	$—	$4,303	$—	$88,096
Service revenues	5,913	—	976	—	6,889
Contract research & development revenues	0	—	6,639	—	6,639
Intercompany revenues	280	—	495	(775)	—
Total revenues	$89,986	$—	$12,413	$(775)	$101,624

Income (loss) from operations	$22,643	$—	$(847)	$—	$21,796

Substantially all of the Company’s long-lived assets are located in the United States.

6.                                  Inventories

The components of inventory consist of the following (in thousands):

	June 29, 2003	December 31, 2002
Inventories:
Raw material and purchased components	$29,262	$22,696
Field service spare parts	25,248	16,145
Work-in-process	2,184	21,927
Finished goods	23,629	3,996
Total	$80,323	$64,764

7.                                      Accrued Liabilities

The components of accrued liabilities consist of the following (in thousands):

	June 29, 2003	December 31, 2002
Accrued liabilities:
Warranty and other reserves	$21,722	$19,890
Accrued employee compensation	11,425	7,540
Income taxes	10,292	17,919
Foreign exchange forward contracts	621	4,948
Material cost reduction accrual	8,767	8,259
Other	9,367	6,808
Total	$62,194	$65,364

8.                                      Litigation

The Company is involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

9.                                      Subsequent Event

On August 12, 2003, the Company announced that the TSA ordered new CTX 9000 DSi systems for integration into the baggage handling systems of certain airports in the United States. The delivery order for the new systems is valued at $54.8 million and is an initial order under a new three-year agreement with the TSA.  The new agreement, including the $54.8 million delivery order, provides the TSA with rights to purchase system options and accessories, engineering and installation support and up to 550 CTX units, principally the Company's CTX 9000 DSi systems, over the three-year term.  The TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the new agreement.

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

Overview

We are the leading provider of Transportation Security Administration, or TSA (formerly Federal Aviation Administration, or FAA) certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage.  On March 31, 2003, we completed the acquisition of Yxlon International Holding GmbH, or Yxlon, for $41.7 million in cash, calculated at the then effective conversion rate for the euro, and incurred additional acquisition costs of $2.1 million for a total purchase price of $43.8 million.  Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing, or NDT, systems for a wide range of industrial applications, and systems that use X-ray based diffraction, or XRD, technology for explosives detection.  We would make an additional payment of €10.0 million if Yxlon’s XRD system is certified for explosives detection by the TSA by December 31, 2003.

Our intangible assets, net increased by $30.6 million from $1.6 million in December 31, 2002 to $32.2 million in June 29, 2003, primarily as a result of $31.2 million of intangible assets acquired pursuant to our acquisition of Yxlon, partially offset by amortization of existing intangible assets.  Based on a preliminary independent valuation, which may change upon receipt of the final valuation, the intangible assets we acquired included $8.7 million of developed and core technology, $2.8 million of trademarks, $18.3 million of goodwill and $1.5 million of other intangible assets.

We determine our segments based on how our Chief Executive Officer and Chief Operating Officer assess performance and allocate resources.  Through the first quarter of 2003, we presented segment information based on three reportable segments:  EDS, Quantum and Wood.  As a result of the acquisition of Yxlon, we now have two reportable segments, EDS and NDT.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology.  The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications.  Other segments including Quantum, Wood and XRD were aggregated to form an “Other” category as they did not meet the materiality threshold for a reportable segment.  See Note 5 of the condensed consolidated financial statements for additional information about our reportable segments.

Our revenues are primarily comprised of:

•                  EDS product revenues, which include revenues from sales of CTX systems, accessories and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues; and

•                  NDT product revenues, which include revenues from the design, assembly and installation of X-ray systems and associated components for industrial NDT, and NDT service revenues, which include revenues from maintenance contracts related to product support.

We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators.  In the United States, we market our products and services primarily through direct sales personnel.  Internationally, we use a direct sales force and authorized representatives to sell our products.  International sales represented 22.4% of total revenues in the first six months of 2003 and 25.3% of total revenues in the first six months of 2002.

EDS.  In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers.  For example, in the second quarter of 2003 eight customers accounted for all of our EDS products sold during the quarter, in the first six months of 2003 thirteen customers accounted for all of our EDS products sold during the period, and for the fiscal year 2002 ten customers accounted for all of our EDS products sold during the year.  The number of our customers does not vary widely from period to period.  Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period.  Including revenues from the Siemens subcontract to provide maintenance service for TSA-owned EDS systems, EDS sales to the FAA and, following the formation of the TSA, to the TSA, accounted for 79.4% of our EDS revenues in the six months ended June 29, 2003 and 85.4% of our EDS revenues in the year ended December 31, 2002.  There were no other EDS customers who accounted for more than 10% of total revenues in the first six months of 2003 or the year ended December 31, 2002.

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

Payment terms for TSA invoices are net 30 days, while terms for international invoices vary from amounts due upon receipt of invoice to 160 days.

NDT.  Our NDT product and service revenues are primarily derived from sales of X-ray based NDT products primarily to the automotive and aerospace industries.  There were no NDT customers who accounted for more than 10% of total revenues since the acquisition of Yxlon on March 31, 2003.

Results of Operations

The following table sets forth certain income and expenditure items from our consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues:
Product revenues	83.9%	90.6%	89.5%	86.7%
Service revenues	12.9	5.0	8.0	6.8
Contract research and development revenues	3.2	4.4	2.5	6.5
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	49.7	51.2	50.7	49.1
Service costs	8.0	4.4	4.8	5.2
Contract research and development costs	2.2	2.9	1.6	4.5
Total cost of revenues	59.9	58.5	57.1	58.8

Gross profit	40.1	41.5	42.9	41.2

Operating expenses:
Research and development	8.5	6.9	5.9	7.9
Selling, general and administrative	11.7	9.7	7.7	11.8
In-process research and development (Yxlon)	4.8	—	1.6	—
Total operating expenses	25.0	16.6	15.2	19.7

Income from operations	15.1	24.9	27.7	21.5

Interest expense	(0.1)	(0.2)	(0.1)	(0.2)

Interest and other income (expenses), net	0.7	(1.0)	0.5	(0.6)
Income before provision for income taxes	15.7	23.7	28.1	20.7

Provision for income taxes	7.9	9.7	11.9	8.5

Net income	7.8%	14.0%	16.2%	12.2%

On March 31, 2003, the first day of our second quarter, we acquired Yxlon. Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included only for the second quarter of 2003.

Revenues

EDS product revenues were $63.8 million in the second quarter of 2003, an increase of 5.2% from $60.6 million in the second quarter of 2002.  EDS product revenues were $214.9 million in the first six months of 2003, an increase of 156.5% from $83.8 million in the first six months of 2002.  The revenue increase in the second quarter 2003 reflects continued shipments of CTX 5500 DS and CTX 9000 DSi systems to the TSA to fulfill the remainder of several large orders received in 2002.  The revenue increase year-to-date is mainly due to the relatively low level of shipments to the TSA during the first three months of 2002 as compared to the same period in 2003, as the first large TSA delivery order of 2002 was not received until late in the first quarter of 2002.

EDS service revenues were $8.6 million for the second quarter of 2003, an increase of 198.4% from $2.9 million in the second quarter of 2002.  EDS service revenues were $17.1 million for the first six months of 2003, an increase of 188.9% from $5.9 million in the first six months of 2002.  The revenue increase in the second quarter 2003 and the six-month period results from a contract with Siemens, which was signed in January 2003, to provide service for our EDS products owned by the TSA in the United States and its territories and from service contracts from international customers for which warranty periods expired.  We anticipate that service revenues will increase in 2003 compared to 2002 due to the agreement with Siemens and a larger installed based of EDS coming off of warranty.  As of June 29, 2003, we had in backlog EDS equipment orders and service agreements of $70.0 million, primarily consisting of orders for EDS systems and services from international customers.

NDT product revenues were $9.3 million in the second quarter of 2003.  NDT service revenues were $2.5 million in the second quarter of 2003.  As of June 29, 2003, we had in backlog NDT equipment orders and service agreements of $19.2 million, primarily consisting of orders for standard industrial and custom NDT systems.

Gross Profit

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

Gross profit for EDS products was $27.7 million in the second quarter of 2003, an increase of 4.2% from $26.6 million in the second quarter of 2002.  Gross margin percentages for EDS products were 43.5% in the second quarter of 2003 and 43.9% in the second quarter of 2002.  Gross profit for EDS products was $95.3 million in the first six months of 2003, an increase of 157.4% from $37.0 million in the first six months of 2002.  Gross margin percentages for EDS products were 44.4% in the first six months of 2003 and 44.2% in the first six months of 2002.  The increase in gross profit for the second quarter and year-to-date periods is primarily due to increased revenues.   Product gross margin percentages for the second quarter and year-to-date periods remained approximately the same as a result of improved manufacturing overhead per unit, offset by decreases in sales price as a result of volume orders from the TSA.

Gross profit for EDS services were $3.3 million in the second quarter of 2003, an increase of 2274% from $137,000 in the second quarter of 2002. Gross margin percentages for EDS services were 37.9% in the second quarter of 2003 and 4.8% in the second quarter of 2002.  Gross profit for EDS services were $6.9 million in the first six months of 2003, an increase of 548.6% from $1.1 million in the first six months of 2002. Gross margin percentages for EDS services were 40.6% in the first six months of 2003 and 18.1% in the first six months of 2002.  The increase in gross profit for EDS services in the second quarter and year-to-date periods is primarily due to increased EDS service revenues from the growing installed base of domestic systems covered by the Siemens contract, which calls for extended 24-hour coverage beyond the standard warranty coverage, and service agreements from international customers.  Gross margin percentages improved primarily as the result of service overhead costs being spread over a larger base of installed units.  In addition, in the first six months of 2002, we incurred costs associated with the build-up of our customer support staff in anticipation of an increase in EDS services as more units were sold.

Cost of NDT products revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty.  Cost of NDT services revenues primarily consists of direct labor and materials and customer support overhead.  Gross profit for NDT products was $2.1 million in the second quarter of 2003.  Gross margin percentage for NDT products was 23.0% in the second quarter of 2003.   Gross profit for NDT service was $803,000 in the second quarter of 2003.  Gross margin percentage for NDT services was 32.5% in the second quarter of 2003.

Research and Development

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

Net research and development expenses for EDS were $5.6 million in the second quarter of 2003, an increase of 38.8% from $4.0 million in the second quarter of 2002.  The net numbers reflect amounts reimbursed by the FAA and other government agencies of $53,000 in the second quarter of 2002.  There were no such reimbursements in the second quarter of 2003.  Net research and development expenses for EDS as a percentage of EDS revenues were 7.7% in the second quarter of 2003 and 6.4% in the second quarter of 2002.  Net research and development expenses for EDS were $11.9 million in the first six months of 2003, an increase of 84.2% from $6.5 million in the first six months of 2002.  The net numbers reflect amounts reimbursed by the FAA and other government agencies of $540,000 in the first six months of 2002.  There were no such reimbursements in the first six months of 2003.  Net research and development expenses for EDS as a percentage of EDS revenues were 5.1% in the first six months of 2003 and 7.2% in the first six months of 2002.  The increase in research and development expenses for EDS for the second quarter and year-to-date periods was primarily due to an increased focus on several initiatives to support our growth.  With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods.  We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operating at capacity.  We are also continuing to develop product enhancements for our existing line of EDS machines.  In addition, we are continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports.

Research and development expenses for NDT were $653,000 in the second quarter of 2003.  Research and development expenses for NDT as a percentage of NDT revenues were 5.5% in the second quarter of 2003.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

Selling, general and administrative expenses for EDS were $5.6 million in the second quarter of 2003, an increase of 9.3% from $5.1 million in the second quarter of 2002.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 7.7% in the second quarter of 2003 and 8.0% in the second quarter of 2002.  Selling, general and administrative expenses for EDS were $13.5 million in the first six months of 2003, an increase of 50.3% from $9.0 million in the first six months of 2002.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 5.8% in the first six months of 2003 and 10% in the first six months of 2002.  The increase in selling, general and administrative expenses for EDS in absolute dollars for the second quarter and year-to-date periods was primarily due to an increase in headcount and employee-related expenses in the second quarter of 2003 as compared to the same period a year ago.

Selling, general and administrative expenses for NDT were $3.2 million in the second quarter of 2003.  Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 26.9% in the second quarter of 2003.

Interest Expense

Interest expense was $103,000 in the second quarter of 2003 and $116,000 in the second quarter of 2002. Interest expense resulted primarily from fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums.  Interest expense was $145,000 in the first six months of 2003 and $210,000 in the first six months of 2002. Interest expense resulted primarily from fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums.

Interest and Other Income, Net

Interest and other income, net was $670,000 in the second quarter of 2003 and a net expense of $694,000 in the second quarter of 2002. The amount for the second quarter of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $400,000, and other income, net of $270,000. The amount for the second quarter of 2002 consisted primarily of interest income on cash, cash equivalents and short-term investments of $467,000, offset by other expenses, net of $1.2 million, including a net $759,000 in foreign exchange losses, primarily on outstanding foreign exchange forward contracts at June 30, 2002.

Interest and other income, net, was $1.4 million in the first six months of 2003 and a net expense of $564,000 in the first six months of 2002. The amount for the first six months of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $838,000, and other income, net of $517,000. The amount for the first six months of 2002 consisted primarily of interest income on cash, cash equivalents and short-term investments of $523,000, offset by other expenses, net of $1.1 million, including a net $688,000 in foreign exchange losses, primarily on outstanding foreign exchange forward contracts at June 30, 2002.

Provision for Income Taxes

The provision for income taxes was $7.1 million in the second quarter of 2003 and $6.6 million in the second quarter of 2002.  Our effective tax rate was 50.4% in the second quarter of 2003 and 40.9% in the second quarter of 2002.  The provision for income taxes was $30.3 million in the first six months of 2003 and $8.6 million in the first six months of 2002.  Our effective tax rate was 42.2% in the first six months of 2003 and 40.9% in the first six months of 2002.  The increase in the effective tax rates in the second quarter and first six months of 2003 versus the comparable periods in the prior year is due to a $4.3 million expense for in-process research and development associated with the acquisition of Yxlon’s X-ray diffraction business, which was not tax deductible.  Our effective tax rate was different than statutory tax rates primarily due to the in-process research and development expense described above, along with certain other permanent differences between book and taxable income.  At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000 available to reduce future federal and state taxable income, respectively.  Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011.  The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986.  Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

At June 29, 2003, we had $163.0 million in cash, cash equivalents and short-term investments, compared to $159.7 million at December 31, 2002.

Net cash provided by operating activities was $42.4 million in the first six months of 2003, compared to $90.4 million provided by operating activities in the first six months of 2002.  Cash provided by operating activities in the first six months of 2003 primarily resulted from significant accounts receivable collections from the TSA resulting in a $92.7 million decrease in accounts receivable.  Other significant items include net income of $41.4 million, enhanced by the non-cash effects of the $2.4 million of depreciation and amortization, and the $4.3 million in-process research and development expense related to the Yxlon acquisition.  Partially offsetting these increases to net cash provided by operating activities was a $77.6 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long-lead shipments.  A $33.2 million decrease in accounts payable and accrued liabilities also contributed to decreasing the net cash provided by operating activities.

Cash provided by operating activities in the first six months of 2002 primarily resulted from a $111.7 million increase in deferred revenues, consisting primarily of long-lead deposits on delivery orders from the TSA, a $33.3 million increase in accounts payable and accrued liabilities, net income of $12.4 million enhanced by the $5.1 million non-cash effect of income tax benefits from employee stock transactions, and the $1.7 million non-cash effect of depreciation and amortization.  These amounts were partially offset by a $38.4 million increase in inventories, a $26.5 million increase in accounts receivable, and a $10.3 million increase in other current assets

(consisting of approximately $6.0 million of ramp up costs to be recovered from the TSA, and approximately $3.3 million in prepaid inventory purchases).

Net cash used in investing activities was $45.1 million in the first six months of 2003, compared to $430,000 in the first six months of 2002.  Net cash used in investing activities in the first six months of 2003 resulted primarily from payments of $41.8 million, net of cash acquired for the Yxlon acquisition.  In addition, other net cash uses were $1.8 million in acquisition of capital equipment and $1.5 million payment for an investment interest and product distribution rights in SafeView, Inc., a company developing an advanced personnel screening portal system.  Net cash used in investing activities in the first six months of 2002 resulted from $2.2 million in acquisitions of capital equipment, offset primarily by proceeds from the sale of short-term investments of $2.0 million.

Net cash provided by financing activities was $5.8 million in the first six months of 2003, compared to $85.7 million in the first six months of 2002.  Net cash provided by financing activities in the first six months of 2003 primarily resulted from $3.8 million in net proceeds from increased short-term borrowings and $2.1 million in net proceeds from the sale of common stock under the employee stock purchase plan and exercises of incentive stock options.  Net cash provided by financing activities in the first six months of 2002 primarily resulted from $86.3 million in net proceeds from the sale of common stock to the public and under the employee stock purchase plan and exercises of incentive stock options, partially offset by $516,000 in repayments of short-term debt, net of proceeds.

As of June 29, 2003, we had two primary sources of financing from U.S. banks.  The first agreement is a line of credit that provides for maximum borrowings in an amount up to $25.0 million.  The second agreement is a line of credit partially guaranteed by the Export-Import Bank of the United States and provides for maximum borrowings in an amount up to the lower of:  (a) the sum of 70% to 90% of eligible EDS export accounts receivable plus the lower of: (1) 70% of eligible raw materials and work-in-process inventory designated for export customers, or (2) 60% of outstanding loans under this agreement, or (b) $10.0 million.  Borrowings under these agreements bear interest at the bank’s prime rate minus 0.5%, for a rate of 3.75% at June 29, 2003.  The first agreement expires in July 2004 and requires that the EDS segment maintain certain levels of tangible net worth.  The second agreement expired on July 19, 2003.  We may use proceeds of loans under the first agreement for general corporate purposes.  At June 29, 2003, we had no borrowings outstanding under these agreements.  However, at June 29, 2003, we had outstanding guarantees to customers and foreign creditors to our subsidiary entities through the issuance of letters of credit for which a partial reserve of $12.1 million is secured by the lines of credit, and foreign exchange forward contracts for which a 10% reserve of $2.5 million is secured by the lines of credit.  We had remaining available borrowing capacity under the lines of credit of $20.3 million at June 29, 2003 based on eligible EDS accounts receivable and inventories as of that date.

As of June 29, 2003, we had two primary sources of financing from German banks for our Yxlon subsidiary.  The first agreement is a line of credit that provides for maximum borrowings in an amount up to €5.6 million or approximately $6.4 million.  There is currently no expiration date for this agreement.  The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €3.7 million or approximately $4.2 million, and the agreement will expire on September 15, 2003.  Borrowings under these agreements bear interest at 5.75%.  At June 29, 2003, we had debt balances of $3.8 million outstanding under these agreements.  However, at June 29, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $5.1 million is secured by the lines of credit.  Therefore, we had remaining available borrowing capacity under the lines of credit of approximately €1.6 million or $1.8 million at June 29, 2003.

We believe that existing cash and cash equivalents, available borrowings under our lines of credit and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months.  However, if we fail to meet required financial covenants in our credit agreement, or our receivables do not support the upper limits of the credit agreement, then we may not be able to have access to further funds under our credit agreement.  In addition, if we are unable to deliver EDS units in a timely manner under orders from the TSA or if we fail to adhere to the terms of the licensing agreement with the

TSA, the TSA may cancel its orders or not place additional orders.  If any of these events occur, our capital resources would be significantly impaired.

Contractual Obligations and Commitments

The following table depicts our contractual obligations as of June 29, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	Thereafter
Operating leases	$23,310	$4,535	$10,575	$8,200
Short-term debt	5,588	5,588	—	—
Other long-term liabilities	1,286	—	—	1,286
Capital lease obligations	764	289	475	—
Long-term debt	13	13	—	—
Total contractual cash obligations	$30,961	$10,425	$11,050	$9,486

Risk Factors

Risks Related to Our Business

A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

We believe that our revenues have the potential to vary significantly from time to time. For example, our total revenues were $89.4 million for the second quarter of fiscal 2003, $165.2 million for the first quarter of fiscal 2003 and $220.4 million for the fourth quarter of fiscal 2002, and were $439.1 million for fiscal 2002, $74.3 million for fiscal 2001 and $79.1 million for fiscal 2000. We believe that these variations may result from many factors, including:

•	the timing, size and mix of orders from our major customers, including in particular, the TSA and agencies of other governments;
•

legislative or other government actions driven, in part, by the public’s perception of the threats facing commercial aviation, leading to fluctuations in demand for aviation security products and services;

•	delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;
•	the availability and cost of key components;
•	the introduction and acceptance of new products or enhancements to existing products offered by us or our competitors;
•

changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures; and

•	our sales mix to domestic and international customers.

Further, we depend on a small number of customers for a substantial portion of our revenues. In the past, the number of orders placed by these customers has changed significantly from period to period, and we expect that this may continue in the future.

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

The funding of government programs is subject to legislative appropriation. Budgetary allocations for EDS depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or

Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended on June 1, 2003, for a period of four months. We cannot assure investors that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our EDS products. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

Legislative actions could lead to fluctuations in demand for aviation security products and services.

In addition to the Congressional budgetary process, other legislation could be introduced that would impact demand for aviation security products and services. In response to fluctuation in concern on the part of voters about aviation security and competing homeland security demands, or for other reasons, the plans for deployment of EDS to screen baggage could be changed. Budgetary debates and delays could result in fewer EDS being sold to the TSA and elected officials who support the EDS program could fail to maintain their offices, any of which events could cause a decrease in the demand for our EDS products.

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

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds annually for a given program on a September 30 fiscal year-end basis, even though contract performance may take years. Consequently, our contracts with the TSA may only be partially funded at the outset, and additional monies are normally committed to the contract by the TSA only as appropriations are made by Congress for future periods. The government’s failure to fully fund one or more of the contracts for our EDS products or our other products under development would harm our business.

Under our new three-year agreement with the TSA announced on August 12, 2003, the TSA has the right to purchase system options and accessories, engineering and installation support and 550 CTX units, principally our CTX 9000 DSi systems, over the three-year term. While the TSA placed an initial $54.8 million delivery order under the new agreement, the TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the new agreement. We cannot assure you that the TSA will make any additional delivery orders under the new agreement or will not cancel its existing order. The new agreement is subject to all of the limitations and restrictions that apply to U.S. government contracts, including those described above.

Because we contract with the U.S. government, we are subject to periodic audits and reviews. Based on the results of its audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. In the future, government audits and reviews could result in adjustments to our revenues and cause other adverse effects, particularly to our relationship with the TSA. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our research and development costs, and some marketing expenses may not be reimbursable or allowed in our negotiation of fixed-price contracts. Further, because we contract with the U.S. government, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

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

Our growth depends on our introduction of new products and services, which may be costly to develop and may not achieve market acceptance.

As part of our strategy for growth, we intend to develop products to address additional aviation security opportunities, such as passenger, carry-on baggage and air cargo screening. We also intend to address homeland security requirements beyond aviation, such as screening at border checkpoints, government offices and transportation terminals and ports. We will be required to spend significant funds to develop or acquire technologies and products for these initiatives, and these initiatives may divert our development and management resources away from our core EDS products. In addition, we have acquired, rather than developed internally, some of our technologies in connection with our acquisitions of companies and businesses, and these technologies may not perform as we expect. The development of new products may require greater time and financial resources than we currently anticipate and, despite significant investments in research and development, may not yield commercially successful products.

The development of our products for explosives and weapons detection is highly complex. Successful product development and market acceptance of any new products and services that we develop depend on a number of factors, including:

•	our timely completion and introduction of new products;
•	our accurate prediction of the demand for homeland security products and the changing requirements of the homeland security industry, including certification or other required performance standards;
•	the availability of key components of our products;
•	the quality, price and operating performance of our products and those of our competitors;
•	our customer service capabilities and responsiveness; and
•	the success of our relationships with existing and potential customers.

Finally, new products for aviation security applications may require certification or approval by the TSA, and we believe that the TSA does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors, or ETD. Other products, such as metal detectors, are subject to TSA testing prior to approval. Market acceptance of new products may be limited if the TSA has not developed standards for certification or approval of such products, and even if it does develop such standards, we may be unable to obtain any such certification or approval, which could materially limit market acceptance of such products. If we fail to timely introduce new products or if these products fail to gain market acceptance, our results of operations would be harmed.

In addition, even if successful in the United States, new products that we develop may not achieve market acceptance outside of the United States. Unlike the U.S. government, foreign governments may be unwilling to commit financial resources to purchase our new products, which would reduce our potential revenues and harm our business.

We depend upon a limited number of suppliers for components of our products, and if we are unable to obtain parts from these suppliers on a timely basis, then we may not be able to deliver our products as required.

Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with any of these suppliers. In addition, some of the suppliers of the key components used in our products are our competitors, and they may be motivated not to supply us with the components we need. Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or sub-assemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause current or potential customers to seek other suppliers of our products. In view of the high cost of many of these components, we strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

Our future EDS products may fail to obtain certification by the TSA.

We plan to continue to develop new models for our family of EDS products, including systems utilizing X-ray based diffraction, or XRD, technology, of our recently acquired subsidiary, Yxlon International Holding GmbH, or Yxlon, and to continue our participation in the ARGUS program, an FAA/TSA-sponsored program designed to develop a smaller, low-cost EDS product. However, we cannot be certain that any new EDS product, including systems utilizing Yxlon’s XRD technology or our CTX 1000 (ARGUS) system, will be certified by the TSA. The failure to gain certification for an EDS product would harm our ability to sell the product, and recognize associated revenues.

Our existing EDS products may fail to obtain re-certification by the TSA for changes in the EDS systems.

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

Future sales of our EDS products will depend on the ability of airports to secure funding to build baggage handling systems and to integrate our EDS products into such systems, which they may not be able to do.

Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the United States. Recent legislation established a ‘‘letter of intent’’ program under which an airport can present a request to the TSA for reimbursement of costs incurred by the airport in improving baggage handling systems to increase security. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

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

As required by the Transportation Security Act, as of December 31, 2002, 100% of checked baggage must undergo screening. As a result, our EDS products in operation are being used more hours per day than before, which places a burden on them not previously experienced. This has resulted in an increase in the amount of maintenance required to keep them operating, and may result in unforeseen problems. If this were to occur, our customers could perceive that there are reliability problems with our EDS products, which could reduce the demand for our products. In addition, our CTX 9000 DSi product is a relatively new model with which we have limited experience in sustaining extensive usage. As a result, our CTX 9000 DSi product may experience maintenance needs and increased down time beyond that experienced by our CTX 2500 and CTX 5500 DS products. Further, because the CTX 9000 DSi product is designed to be integrated into an airport’s baggage handling system, it has, in addition to the detection function and mechanisms, components that integrate it into the baggage handling system, which also require maintenance and may also contribute to increased maintenance needs and down time. If our CTX 9000 DSi product does experience additional maintenance needs beyond that of our CTX 2500 and CTX 5500 DS products, our customers may not purchase this product in favor of our CTX 2500 and CTX 5500 DS products or the products of our competitors.

We may seek to grow by acquisition, which subjects us to substantial risks, including the failure to successfully integrate an acquired business.

As part of our growth strategy, we may expand our business by pursuing selected acquisitions of technologies and companies that offer complementary products, services, technologies or market access. Our ability to grow by acquisition depends upon the availability of acquisition candidates at acceptable prices. We may incur costs in connection with our pursuit of acquisitions for which we are responsible regardless of whether the acquisitions are actually consummated. Future acquisitions by us could result in dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and expenses related to acquired operations and assets, any of which could harm our business and our operating results. Acquisitions entail numerous risks and we may not realize the expected benefits of these transactions. These risks include:

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

For example, on March 31, 2003, the first day of our second quarter of fiscal 2003, we completed the acquisition of Yxlon. Yxlon is active in businesses that are new to us and present a challenge to our management. In order to successfully integrate Yxlon’s security technologies and products, we must, among other things, integrate these into our suite of products, both from an engineering and a sales and marketing perspective. As a result, we may take longer to develop and introduce new products than we anticipate. In addition, Yxlon’s non-destructive testing business is new to us. We do not have experience developing, marketing and selling products in the non-destructive testing business, and we may not be successful competing for customers in industries with which we are unfamiliar. The difficulties of integration of Yxlon may be further complicated by the geographic distance between our U.S. offices and Yxlon’s headquarters, which are located in Germany. If we are not successful in integrating Yxlon’s security technologies into our product line, or in managing Yxlon’s non-destructive testing business, we may incur additional expenses or lose revenue opportunities for Yxlon and us, and our business results may suffer.

Our strategic investments may not provide any of the benefits we anticipate, and as a result, we may incur economic losses or be required to write-down these investments.

From time to time, we consider strategic investments in development-stage companies that we believe provide strategic opportunities for us, such as our recent investment in SafeView, Inc., which is developing portal systems for passenger screening. Although we intend that these investments will provide access to new technologies and emerging markets, we cannot assure you that these investments will create opportunities for us to increase our sales. If these companies are unsuccessful in their product development efforts or are unable to obtain additional private financing, we may be required to write-down these investments or we may lose some or all of these investments, which would harm our results.

We may not be able to grow our service organization quickly enough to support our EDS products deployed in the field.

We are responsible for supporting the installation of, and providing warranty service for, our EDS products. With the rapid increase in the number of units being shipped, we are expanding our service organization’s capability. EDS products are relatively complex machines, which employ high-speed conveyors and sophisticated imaging technology. If we are unable to hire and train sufficient service personnel supported by an expanded logistical system, the reliability of our machines could suffer. If this were to occur, there could be a decrease in demand for our products.

If our EDS products fail to detect explosives, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage, and we may lose current and potential customers.

Our business exposes us to potential product liability risks, which are inherent in the manufacturing, sale and maintenance of EDS products. Our machines are not designed to detect, and FAA/TSA certification does not require, 100% detection of any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected through our products, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators and the training of the operators.

If a product liability claim is brought against us, the cost of defending the claim would be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $200.0 million. We also have war and terrorism insurance in the amount of $200.0 million, including up to $50.0 million under our product liability insurance. However, since September 11, 2001, insurance rates have increased dramatically, and we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

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

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through June 29, 2003, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the United States. Including revenues from the Siemens subcontract to provide maintenance service for TSA-owned EDS systems, EDS sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 79.4% of our EDS revenues in the six months ended June 29, 2003 and 85.4% of our EDS revenues in the year ended December 31, 2002. In the six months ended June 29, 2003, thirteen customers accounted for all of our EDS units sold during the quarter, and in the year ended December 31, 2002, ten customers accounted for all of our EDS products sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

We have granted a royalty-bearing license to the U.S. government to have our products produced by other manufacturers and if other manufacturers produce our products, we may lose expected revenue opportunities.

In connection with orders for EDS products, the TSA required that we grant the TSA a two-year royalty-bearing license, commencing in March 2002, to enable other manufacturers to build for the TSA EDS products based on our technology used in these products. With this license, the TSA may purchase EDS products from other manufacturers rather than us, even if we have the manufacturing capacity to build those EDS products. If this happens, the royalty we receive under the license may not fully compensate us for the lost business opportunity. Further, since licensed manufacturers will be building substantially the same products as we build, if we fail to timely deliver EDS products which the TSA has ordered from us, the TSA may not give us the opportunity to cure the failure to deliver, and it may transfer the order from us to a licensed manufacturer. The TSA has not exercised this license to date.

The U.S. government’s right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

In accordance with Federal Acquisition Regulations included in our development contracts with the FAA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using CT technology found in our existing EDS products as well as our CTX 1000 model, which has not yet been certified by the TSA. With respect to Quantum, the U.S. government retains the same rights to the passive magnetic technology found in the quadrupole resonance, or QR, technology. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems and/or the Quantum products would be harmed.

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

Our backlog is not necessarily indicative of future revenues.

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

We measure our backlog of Quantum government contracts as funded and unfunded awards from government agencies for which services have not yet been performed. At the end of the second quarter of fiscal 2003, our Quantum government contracts backlog was approximately $18.2 million, approximately $6.1 million of which was funded.

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

Sales to countries other than the United States accounted for 22.4% of our revenues in the six months ended June 29, 2003 and 11.7% of our revenues in the year ended December 31, 2002. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

•	changes in domestic and foreign regulatory requirements;
•	political instability in the countries where we sell products;
•	possible foreign currency controls;
•	fluctuations in currency exchange rates;
•	our ability to protect and utilize our intellectual property in foreign jurisdictions;
•	tariffs, embargoes or other barriers;
•	difficulties in staffing and managing foreign operations;
•	difficulties in obtaining and managing distributors; and
•	potentially negative tax consequences.

Further, the sale of some of our products outside the United States is subject to compliance with the U.S. International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

In 2003, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the euro. As a result of our international operations and recently acquired Yxlon operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the euro. Future fluctuations in this exchange rate could adversely affect our results because we pay our non U.S. employees and certain suppliers in local currencies, and, in some cases, our sales contracts are denominated in local currencies. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

Yxlon, which we acquired on March 31, 2003, generally transacts business in euro. Consequently, its financial condition and results of operations are reported in euro and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against the euro will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against the euro will have a positive effect on reported revenues and operating profit.

The U.S. government may obligate us to give priority to the TSA, which could harm our relationships with other customers.

The TSA has been authorized by the U.S. Department of Commerce to place a priority rating on EDS contracts, which would obligate us to timely fulfill the TSA’s orders and delay any unrated or lower-rated orders. In addition, as part of any future orders, the TSA may request that we agree to timely fill its orders prior to fulfilling the needs of any other customers. Accordingly, we may not be able to fulfill orders for our EDS products from non-U.S. government customers during a period of demand from the U.S. government. This could cause our current and potential non-U.S. government customers to seek EDS products from other sources, and could trigger financial penalties under the agreements with such customers. We also may lose our goodwill and relationships with these customers, which could harm our ability to make sales in the future.

We may have warranty claims that exceed our reserves.

Our EDS products are typically sold with one-year warranties. We have established reserves for the liability associated with product warranties based on historical experience with warranty claims. However, our actual warranty costs, including actual material usage or service delivery costs, may exceed our reserves, which could have an adverse effect on our operating results.

We may not be selected to provide post-warranty service on our CTX systems, and if we are selected to provide post-warranty services, these services may not be profitable for us.

We offer to our customers the opportunity to buy a service contract from us, which provides for scheduled maintenance, repairs and parts once a warranty period on a CTX system has expired (which is typically a one-year period). If we are not selected to provide post-warranty service, this would harm our business. Some of our post-warranty service contracts contain fixed pricing terms. If our actual costs, including actual material usage or service delivery costs, exceed our revenues under these service agreements, our operating results could be adversely affected. In January 2003, we entered into an agreement with Siemens pursuant to which Siemens subcontracted to us its CTX service obligations to the FAA/TSA. The agreement is retroactive to November 2002. Commencing in January 2003, Siemens has the option, exercisable each year, to extend the agreement for the following year, through 2007. Siemens has exercised its option for 2003. We cannot assure investors that Siemens will renew the agreement in subsequent years. In addition, historically, we have sold service contracts on most eligible CTX systems deployed internationally. We may not achieve this level of service contract sales in the future.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The EDS industry may undergo significant technological development in response to increased demand for aviation security products. A fundamental shift in technology in our product markets could harm us, because we derive substantially all of our revenues from sales of EDS products and services.

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

The EDS industry is intensely competitive and we may not compete successfully. As a result of increased demand for security systems, additional companies may enter the EDS industry. Some of our competitors, including L-3 Communications Holdings, Inc. and many of the potential new entrants into the EDS industry, have financial, technical, production and other resources substantially greater than ours. We believe that some of our competitors have EDS products undergoing TSA certification. Our failure to compete successfully could result in lost sales and could hamper our financial results.

We depend on key management and personnel and may not be able to retain those employees or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. We do not have long-term employment agreements with any of our executive officers. Losing the services of one or more members of our management team could negatively affect our business and our expansion efforts. We do not maintain key person life insurance policies for members of our management. We could be seriously harmed by the loss of any of our executive officers. The implementation of our growth strategy will require that we recruit additional members of our senior management team. In addition, in order to manage our growth, we will need to recruit and retain additional skilled personnel, such as advanced engineering professionals. Our failure to recruit qualified employees in a timely manner and retain them could harm our business and our ability to continue to grow.

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

Our success depends in part on our ability to protect our intellectual property. Although we attempt to protect our intellectual property in the United States and other countries through various methods such as patents and patent applications, trademarks, copyrights and non-disclosure agreements, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently.

We have two U.S. patents for automatic concealed object detection systems using a pre-scan stage as used in our CTX products. These patents expire in 2010 and 2011. The patents have not prevented competitors from developing CT-based products which do not use a pre-scan stage. The time period for filing foreign counterparts of our two U.S. EDS patents has expired, and we did not seek or obtain patent protection. The absence of foreign counterparts to our patents could adversely affect our ability to prevent a competitor from using technology similar to technology used in our CTX products. We also have a U.S. patent for a mechanical radiation shield for our CTX 9000 DSi model, which expires in 2021. We rely on this technology to increase the speed of the baggage inspection process. We have filed other applications in the United States and Europe for patents covering other features contained in our CTX 9000 DSi model. We cannot assure investors that the claims allowed under any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide a competitive advantage to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

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

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $886,000 for the year ended December 31, 2002. We did not receive any reimbursable research and development for EDS products in the six months ended June 29, 2003. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum products of $6.4 million for the six months ended June 29, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

Risks Related to Ownership of Our Common Stock

The price of our common stock, and consequently the trading price of the notes, may fluctuate significantly.

The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:

•	the level and changing nature of terrorist activity;
•	legislative and regulatory developments related to anti-terrorism efforts or aviation security;
•	our quarterly operating results or those of other explosives detection companies;
•	the public’s reaction to our press releases, announcements and our filings with the Securities and Exchange Commission;
•	our announcement of an acquisition or strategic investment;
•	changes in earnings estimates or recommendations by research analysts;
•	changes in our relationships with customers; and
•	developments affecting our competitors.

The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior to September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. On June 27, 2003, the last trading day of our second quarter of 2003, our common stock closed at $24.55 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk.   We do not enter into market risk sensitive instruments for trading purposes.  In the second quarter of 2003, we did not enter into any new foreign exchange forward contracts, and at June 29, 2003, December 31, 2002 and December 31, 2001, we had outstanding contracts to convert euros to dollars with notional values totaling $25.5 million, $34.7 million and $16.9 million, with a negative fair values of approximately $536,000, $4.9 million and a positive fair value of $47,000, respectively.  The following table depicts the maturities of the outstanding contract amounts (in thousands):

Contract Maturity	Within 3 months	4-6 months	7-9 months	10-12 months	13 months

Amount at 6/29/03	$25,362	$99	$—	$—	$—
Amount at 12/31/02	13,884	18,020	2,653	99
Amount at 12/31/01	5,623	110	2,194	2,179	6,841

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

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of June 29, 2003, December 31, 2002 and December 31, 2001 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures.  The analysis excludes balances and transactions pertaining to Yxlon.  Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

The cash flow impacts of our sensitivity analysis as of June 29, 2003 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at June 29, 2003):

	Contract Amount	Fair Value as of June 29, 2003	Cash flow impact of change in exchange rates
(in thousands)			10% Change	15% Change
Foreign exchange forward contracts	$25,461	$(536)	$2,601	$3,902
Accounts receivable	12,398	15,171	(1,517)	(2,276)
Firm orders*	18,340	20,842	(2,084)	(3,126)
Other working capital balances, net	23	(175)	18	26
total			$(982)	$(1,474)

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at June 29, 2003 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2002.  We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity.  In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

The cash flow impacts of the sensitivity analysis as of December 31, 2002 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at December 31, 2002):

(in thousands)	Contract Amount	Fair Value as of Dec. 31, 2002	Cash flow impact of change in exchange rates
			10% Change	15% Change

Foreign exchange forward contracts	$34,656	$(4,948)	$3,973	$5,960
Accounts receivable	13,216	14,803	(1,480)	(2,220)
Firm orders*	24,123	27,390	(2,739)	(4,109)
Net accounts payable	(835)	(1,022)	102	153
total			$(144)	$(216)

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at December 31, 2002 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2001.

Item 4.  Controls and Procedures

Within ninety days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Dr. Sergio Magistri, our principal executive officer, and Ross Mulholland, our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Dr. Magistri and Mr. Mulholland concluded that our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information included in our periodic SEC reports. It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 4.           Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Stockholders was held June 12, 2003.  Matters voted upon at that meeting were:

(1)	The election of three directors to hold office until the 2006 Annual Meeting of Stockholders; and
(2)	The ratification of the selection of Deloitte & Touche LLP as our independent auditors for our fiscal year ending December 31, 2003.

Tabulations for each proposal were as follows:

Proposal 1.  Election of three directors to hold office until the 2006 Annual Meeting of Stockholders

Director	For	Withheld
Dr. Sergio Magistri	13,675,284	96,585

David Pillor	13,681,973	89,896

Stephen Blum	13,576,084	195,785

Dr. Douglas Boyd, Dr. Bruno Trezza and Mr. Louis Turpen will continue in office as directors until our 2005 Annual Meeting of Stockholders.  Dr. Giovanni Lanzara and Ambassador Morris D. Busby will continue in office as directors until our 2004 Annual Meeting of Stockholders.

Proposal 2.  Ratification of the selection of Deloitte & Touche LLP

For	Against	Abstain	Broker Non-Votes
13,321,865	418,547	31,457	—

Item 5.           Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements.  During the quarterly period covered by this filing, the Audit Committee approved engagements of Deloitte & Touche LLP for the following non-audit services:

•                  tax services, which includes consulting related to (1) federal, state and local tax issues, and (2) international tax issues;

•                  consulting services relating to the review of government contracts; and

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

3.1                                 Amended and Restated Certificate of Incorporation of the registrant. (2)

3.2                                 Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)

3.3                                 Bylaws of the registrant, as amended.

4.1                                 Reference is made to Exhibits 3.1 through 3.3.

10.1                           Amendment to Loan Documents dated as of October 2, 2002 between the registrant and Silicon Valley Bank.

10.2                           Amendment to Loan Documents (Exim Program) dated as of October 2, 2002 between the registrant and Silicon Valley Bank.

10.3                           Amendment to Loan Documents dated as of June 30, 2003 between the registrant and Silicon Valley Bank.

99.1                           Certificate of Chief Executive Officer and Chief Financial Officer.

(1)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)          Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)        Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(b)                                 Report on Form 8-K filed during the fiscal quarter ended June 29, 2003:  On April 22, 2003, we filed a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release titled “InVision Technologies Reports Strong First Quarter Results” and dated April 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: August 12, 2003	/s/ Sergio Magistri
Dr. Sergio Magistri
President and Chief Executive Officer
(Authorized Officer)

Date: August 12, 2003	/s/ Ross Mulholland
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

Date: August 12, 2003

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

Date: August 12, 2003

/s/ Ross Mulholland
Ross Mulholland
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits and Reports on Form 8-K

Exhibits

2.1

Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)
3.3	Bylaws of the registrant, as amended.
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1	Amendment to Loan Documents dated as of October 2, 2002 between the registrant and Silicon Valley Bank.
10.2	Amendment to Loan Documents (Exim Program) dated as of October 2, 2002 between the registrant and Silicon Valley Bank.
10.3	Amendment to Loan Documents dated as of June 30, 2003 between the registrant and Silicon Valley Bank.
99.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)          Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)          Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.