Form 10-Q
period 2003-09-28
INVISION TECHNOLOGIES INC
filed 2003-11-10
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2003

or

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

Yes  ☒    No  ☐

On October 31, 2003, there were 16,918,645 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item

1.	Financial Statements

	a.	Condensed Consolidated Balance Sheets (Unaudited) - September 28, 2003 and December 31, 2002

	b.	Condensed Consolidated Statements of Operations (Unaudited) - Three and nine months ended September 28, 2003 and September 29, 2002

	c.	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 28, 2003 and September 29, 2002

	d.	Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures about Market Risk

4.	Controls and Procedures

PART II. OTHER INFORMATION

Item

1.	Legal Proceedings

2.	Changes in Securities

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Signature Page

InVision, Quantum Magnetics, Yxlon, HAPEG, CTX, CTX 5500 DS, CTX 9000 DSi and QScan, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries.  InVision, Quantum Magnetics, Yxlon and QScan, among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 28, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$282,383	$159,736
Short-term investments	—	—
Accounts receivable, net	65,894	146,295
Inventories	76,383	64,764
Deferred income taxes	18,677	20,889
Other current assets	9,223	15,811
Total current assets	452,560	407,495
Property and equipment, net	11,678	7,225
Deferred income taxes	—	1,050
Goodwill	21,036	681
Intangible assets, net	14,805	922
Other assets	6,159	414
Total assets	$506,238	$417,787
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,383	$28,477
Accrued liabilities	49,191	65,364
Deferred revenue	23,523	86,284
Short-term debt	7,365	184
Current maturities of long-term obligations	261	112
Total current liabilities	97,723	180,421
Long-term obligations	126,621	653
Deferred income taxes	1,221	—
Total liabilities	225,565	181,074
Commitments and contingencies (see Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 17,594,000 and 17,243,000 shares issued; 16,907,000 and 17,008,000 shares outstanding	17	17
Additional paid-in capital	171,257	166,243
Deferred stock compensation expense	(305)	(406)
Accumulated other comprehensive loss	(1,099)	(1,783)
Retained earnings	125,494	74,836
Treasury stock, at cost (687,000 and 235,000 shares)	(14,691)	(2,194)
Total stockholders’ equity	280,673	236,713
Total liabilities and stockholders’ equity	$506,238	$417,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Revenues:
Product revenues	$69,281	$111,159	$297,090	$199,255
Service revenues	13,745	3,567	34,167	10,456
Contract research and development revenues	3,092	2,334	9,456	8,973
Total revenues	86,118	117,060	340,713	218,684

Cost of revenues:
Product costs	42,285	62,860	171,411	112,784
Service costs	8,330	2,598	20,497	7,906
Contract research and development revenues	1,806	1,559	5,875	6,091
Total cost of revenues	52,421	67,017	197,783	126,781

Gross profit	33,697	50,043	142,930	91,903

Operating expenses:
Research and development	5,268	5,762	20,269	14,219
Selling, general and administrative	12,280	8,897	31,778	20,931
In-process research and development (Yxlon)	—	—	4,300	—
Total operating expenses	17,548	14,659	56,347	35,150

Income from operations	16,149	35,384	86,583	56,753
Interest expense	(343)	(107)	(488)	(316)
Interest and other income, net	667	510	2,022	373
Income before provision for income taxes	16,473	35,787	88,117	56,810

Provision for income taxes	7,197	14,314	37,459	22,912

Net income	$9,276	$21,473	$50,658	$33,898

Net income per share:
Basic	$0.54	$1.28	$2.95	$2.16
Diluted	$0.50	$1.17	$2.75	$1.93

Weighted average shares outstanding:
Basic	17,269	16,740	17,182	15,671
Diluted	18,450	18,430	18,415	17,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flow from operating activities:
Net income	$50,658	$33,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,318	2,635
Deferred income taxes	1,311	(4,365)
Loss on disposal of fixed assets	456	460
Bad debt expense	156	53
Income tax benefit from employee stock transactions	1,662	5,802
Stock compensation expense	206	885
In-process research and development (Yxlon)	4,300	—
Changes in operating assets and liabilities:
Accounts receivable	90,390	(62,485)
Inventories	7,593	(55,917)
Other current assets	7,835	(23,357)
Other noncurrent assets	—	—
Accounts payable	(19,055)	18,977
Accrued liabilities	(24,046)	27,994
Deferred revenues	(69,161)	72,376
Other	39	(26)
Net cash provided by operating activities	56,662	16,930
Cash flow from investing activities:
Purchases of property and equipment	(2,627)	(3,387)
Proceeds from short-term investments	—	1,992
Purchase of Inovec subsidiary	—	(183)
Purchase of Yxlon subsidiary, net of cash acquired	(41,830)	—
Purchase of Hapeg subsidiary, net of cash acquired	(3,424)	—
Investment in SafeView	(1,500)	—
Net cash used in investing activities	(49,381)	(1,578)
Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	4,874	(1,313)
Proceeds from issuance of long-term debt	125,000	—
Debt issuance costs	(4,406)	—
Repayments of long-term debt	(212)	(137)
Repurchase of common stock	(12,497)	—
Proceeds from issuance of common stock, net	3,248	86,423
Net cash provided by financing activities	116,007	84,973
Effect of exchange rate changes on cash	(641)	—
Net change in cash and cash equivalents for the period	122,647	100,325
Cash and cash equivalents at beginning of period	159,736	11,386
Cash and cash equivalents at end of period	$282,383	$111,711
Supplemental disclosures of cash flow information:
Interest paid	$374	$304
Income taxes paid	$47,054	$7,831
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$—	$1,199
Financing obligations incurred for the purchase of new equipment	$668	$86
Warrant issued in connection with investment advisory services and financing related services
Issuance of common stock in connection with the exercise of warrants	$—	$995
Financing obligations incurred for insurance policy renewals	$1,691	$—

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

Operating results for the three and nine-month periods ended September 28, 2003 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2003 or any other future period.

Business Combinations and Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  Since adopting SFAS 142 on January 1, 2002, the Company ceased amortization of the carrying value of goodwill of $2.5 million and acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000.  The net carrying amount of acquired workforce was also reclassified to goodwill.  In the fourth quarter of 2002, the Company performed the annual impairment test required by the standard and recorded a $2.1 million impairment of goodwill relating to the Inovec reporting unit.  The Company will perform its 2003 annual impairment test in the fourth quarter of 2003.

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

	Three months ended		Nine months ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income:	$9,276	$21,473	$50,658	$33,898
As reported
add: stock compensation as reported, net of tax effects	$56	$20	$120	$60
less: stock compensation determined using the fair value method, net of tax effects	$(2,249)	$(1,725)	$(6,335)	$(4,307)
Pro forma	$7,083	$19,768	$44,443	$29,651
Pro forma net income per share:
Basic:
As reported	$0.54	$1.28	$2.95	$2.16
Pro forma	$0.41	$1.18	$2.59	$1.89
Diluted:
As reported	$0.50	$1.17	$2.75	$1.93
Pro forma	$0.38	$1.09	$2.41	$1.71

Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The pro forma information regarding the results of operations and net income per share above is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model.

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

The fair value of each option grant and share granted is estimated on the date of grant using the following assumptions used for grants during the applicable period:

	2003	2002
Option Grants:
Average risk free rate of return	2.31-3.00%	3.50-4.39%
Weighted average expected option life	4.1 years	4.0 years
Volatility rate	74%	83%
Dividend yield	0%	0%

	2003	2002
Shares Granted
Average risk free rate of return	1.15-1.19%	1.25-1.65%
Weighted average expected share life	3.0 months	3.0 months
Volatility rate	17-30%	31-33%
Dividend yield	0%	0%

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

Information regarding the changes in the Company’s warranty liabilities was as follows for the nine months ended September 28, 2003:

Balance at Dec. 31, 2002	Accruals for warranties issued	Reduction for payments made	Increase resulting from Yxlon acquisition on March 31, 2003	Changes in accruals related to pre-existing warranties	Balance at Sept. 28, 2003

$19,890	$16,693	$(20,001)	$925	$334	$17,841

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 is effective for fiscal periods beginning after June 15, 2003.  There was no impact from the adoption of EITF 00-21 on the Company’s results of operations or financial position.

Derivative Instruments and Hedging Activities

The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar.  The Company utilizes foreign exchange forward contracts to limit its exposure to foreign currency rate fluctuation.  The maturity of foreign exchange forward contracts as of September 28, 2003 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments.  These foreign exchange forward contracts all mature within twelve months.  The Company does not enter into market risk sensitive instruments for trading purposes.  During the nine months ended September 28, 2003, the Company’s derivatives consisted only of foreign exchange forward contracts.  The Company had aggregate foreign exchange forward contracts with notional amounts of $23.7 million at September 28, 2003. The fair value of these instruments, included in the consolidated balance sheets, represented a net liability of $605,000 at September 28, 2003.

In May 2002, the Company began applying hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and designated certain foreign exchange forward contracts as cash flow hedges of foreign exchange risk for international sales contracts.  As of September 28, 2003, the Company has recorded $1,677,000 of other comprehensive loss, net of income taxes of $1,240,000, representing the net change in the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting.  The amounts deferred in other comprehensive loss are reclassified to earnings upon the collection of the hedged contract.  As of September 28, 2003, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months.  During the nine months ended September 28, 2003, the Company also recorded $21,000 as foreign currency transaction loss related to ineffectiveness under hedge accounting.  For the nine-month period ended September 28, 2003, primarily all of the changes in the fair value of forward contracts not designated for hedge accounting were offset by the measurement of associated accounts receivable.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact from the adoption of SFAS No. 149 on the Company’s operations and financial condition.

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

2.                                      Business Combinations

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

Yxlon International Holding GmbH

On March 31, 2003, the Company completed its acquisition of Yxlon International Holding GmbH (“Yxlon”), a company based in Hamburg, Germany.  Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing (“NDT”) systems for a wide range of industrial applications, and systems that use X-ray based diffraction (“XRD”) technology for explosives detection.  The Company acquired Yxlon for €38.6 million in cash, or $41.7 million, and incurred additional acquisition costs of $2.1 million for a total purchase price of $43.8 million.  The Company would be required to make an additional payment of €7.5 million if Yxlon’s XRD system is certified for explosives detection by the Transportation Security Administration (“TSA”) by December 31, 2003 or €5.0 million if Yxlon’s XRD system is thereafter certified for explosives detection by the TSA by June 30, 2004.  If the XRD system is certified for explosives detection by the TSA, the Company would record the additional consideration as intangible assets.

An independent valuation to determine the allocation of the fair value of the net assets acquired was completed in September 2003.  The total purchase price of approximately $43.8 million has been allocated as follows (in thousands):

Cash and cash equivalents	$1,946
Current assets	29,101
Other non-current assets	1,726
Amortizable intangible assets:
Developed and core technology	8,700
Other	1,480
Intangible assets with indefinite lives:
Goodwill	18,253
Trademark	2,780
Current liabilities	(22,866)
Other non-current liabilities	(1,644)
In-process research and development	4,300
Total purchase price	$43,776

Amortizable Intangible Assets

Of the total purchase price, approximately $10.2 million has been allocated to amortizable intangible assets, including maintenance contracts and renewals, contract backlog, direct customer relationships, supplier agreements and developed and core technology.  The maintenance contracts and renewals represent a value assigned to the revenue stream estimated from existing maintenance contracts as of the acquisition date with an assumed renewal rate.  Contract backlog represents the gross contract backlog to be recognized over the twelve-month period following the close of the acquisition.  Direct customer relationships represent the sale of products and services by Yxlon’s internal sales and marketing force.  Supplier agreements represent the value in material supplier agreements where Yxlon receives below market rates on inventory component purchases.   The Company expects to amortize the fair value of these assets on a straight-line basis over estimated useful lives ranging from twelve months to six years.  Expected future amortization expenses for the intangible assets are as follows:

(in thousands)	2003	2004	2005	2006	2007	Thereafter
Expected intangibles amortization expenses	$1,479	$1,612	$1,477	$1,387	$1,359	$2,867

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

In-Process Research and Development

Of the total purchase price, $4.3 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the second quarter of fiscal 2003.  Projects that qualify as IPR&D represent those that have not yet reached technological viability.  Technological viability is defined as being equivalent to a beta-phase working prototype in which there is lower remaining risk relating to the development.

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

Pro Forma Results (Unaudited)

The unaudited pro forma financial information presented below combine the actual results of operations of the Company and the historical results of operations of Yxlon for the respective periods as if the acquisition of Yxlon had occurred at the beginning of each of the periods presented.  Adjustments of $5.0 million, $285,000, $5.3 million and $5.9 million have been made to the combined results of operations for the three and nine-month periods ended September 28, 2003 and the three and nine-month periods ended September 29, 2002, respectively, reflecting amortization of purchased intangibles, net of tax, timing of acquisition-related in-process research and development expense recognition, and bank settlement fees for debt as a result of acquisition, net of tax, as if the acquisition had occurred at the beginning of each of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended		Nine Months Ended
	Sept. 28 2003	Sept. 29 2002	Sept. 28 2003	Sept. 29 2002
	(in thousands, except per share amounts)
Revenue	$86,118	$135,078	$356,913	$262,545
Net income	4,270	14,500	50,881	24,058
Net income per share:
Basic	$0.25	$0.87	$2.96	$1.54
Diluted	$0.23	$0.79	$2.76	$1.37

Hattinger Pruf- und Entwicklungs- GmbH

Effective August 1, 2003, Yxlon International X-Ray GmbH, a wholly owned subsidiary of the Company, acquired Hattinger Pruf- und Entwicklungs- GmbH (“Hapeg”), a private engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, for approximately €2.9 million or $3.4 million.  The acquisition was accounted for using the purchase method of accounting.  The excess purchase price over the fair value of the underlying net assets of $2.3 million was allocated to goodwill and other intangible assets and property based upon preliminary estimates of fair values.  The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at August 1, 2003.  Estimated amortization expense of $42,000 was recorded during the third quarter of 2003.  The unaudited pro forma results were not provided as they were not deemed to be material.

3.              Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income	$9,276	$21,473	$50,658	$33,898
Derivatives classified as cash flow hedges (net of taxes):
Net increase (decrease) in foreign exchange forward contracts	304	926	107	(985)
Net increase in cumulative translation adjustment (net of taxes)	48	—	577	—
Comprehensive income	$9,628	$22,399	$51,342	$32,913

4.              Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average shares of common stock outstanding for the period.  Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive.

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Nine Months Ended
	September 28, 2003			September 29, 2002			September 28, 2003			September 29, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share	$9,276	17,269	$0.54	$21,473	16,740	$1.28	$50,658	17,182	$2.95	$33,898	15,671	$2.16
Effect of dilutive securities:
Options and warrants	—	1,181	(0.04)	—	1,690	(0.11)	—	1,233	(0.20)	—	1,880	(0.23)
Stock payable in connection with acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	10	—
Diluted net income per share	$9,276	18,450	$0.50	$21,473	18,430	$1.17	$50,658	18,415	$2.75	$33,898	17,561	$1.93

5.              Segment Information

The Company determines its segments based on how its Chief Executive Officer and its Chief Operating Officer assess performance and allocate resources.  Through the first quarter of 2003, the Company presented segment information based on three reportable segments:  EDS, Quantum and Wood.  As a result of the acquisition of Yxlon, the Company now has two reportable segments, EDS and NDT.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology.  The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications.  Other segments, including Quantum, Wood and XRD, were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.

Segment financial data for the three and nine-month periods ended September 29, 2002 has been restated to reflect the change in reportable segments.  As of the second quarter of 2003, a reportable segment line item also has been changed from net income (loss) to income (loss) from operations. Financial information by segment is as follows (in thousands):

	EDS	NDT	All Other	Consolidating Eliminations	Total

Third quarter 2003
Revenues:
Product revenues	$48,467	$14,955	$5,859	$—	$69,281
Service revenues	10,098	3,082	565	—	13,745
Contract research and development revenues	—	—	3,092	—	3,092
Intercompany revenues	3	—	16	(19)	—
Total revenues	$58,568	$18,037	$9,532	$(19)	$86,118

Income (loss) from operations	$16,443	$185	$(479)	$—	$16,149

September 28, 2003
Total assets	$443,398	$48,911	$21,296	$(7,367)	$506,238

Third quarter 2002
Revenues:
Product revenues	$109,574	$—	$1,585	$—	$111,159
Service revenues	3,059	—	508	—	3,567
Contract research and development revenues	—	—	2,334	—	2,334
Intercompany revenues	19	—	1,119	(1,138)	—
Total revenues	$112,652	$—	$5,546	$(1,138)	$117,060

Income (loss) from operations	$35,553	$—	$(169)	$—	$35,384

December 31, 2002
Total assets	$421,344	$—	$10,777	$(14,334)	$417,787

Nine months 2003
Revenues:
Product revenues	$263,382	$24,273	$9,435	$—	$297,090
Service revenues	27,179	5,550	1,438	—	34,167
Contract research and development revenues	—	—	9,456	—	9,456
Intercompany revenues	29	—	1,302	(1,331)	—
Total revenues	$290,590	$29,823	$21,631	$(1,331)	$340,713

Income (loss) from operations	$93,411	$(716)	$(6,112)	$—	$86,583

Nine months 2002
Revenues:
Product revenues	$193,367	$—	$5,888	$—	$199,255
Service revenues	8,972	—	1,484	—	10,456
Contract research and development revenues	0	—	8,973	—	8,973
Intercompany revenues	299	—	1,614	(1,913)	—
Total revenues	$202,638	$—	$17,959	$(1,913)	$218,684

Income (loss) from operations	$58,196	$—	$(1,443)	$—	$56,753

Substantially all of the Company’s long-lived assets are located in the United States.

6.              Inventories

The components of inventory consist of the following (in thousands):

	September 28, 2003	December 31, 2002
Inventories:
Raw material and purchased components	$24,595	$22,696
Field service spare parts	28,095	16,145
Work-in-process	10,152	21,927
Finished goods	13,541	3,996
Total	$76,383	$64,764

7.              Accrued Liabilities

The components of accrued liabilities consist of the following (in thousands):

	September 28, 2003	December 31, 2002
Accrued liabilities:
Warranty and other reserves	$17,841	$19,890
Accrued employee compensation	10,155	7,540
Income taxes	4,567	17,919
Foreign exchange forward contracts	651	4,948
Material cost reduction accrual	6,441	8,259
Other	9,536	6,808
Total	$49,191	$65,364

8.              Litigation

InVision and its subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in a number of lawsuits in approximately 100 products liability lawsuits by individual plaintiffs seeking damages for wrongful death relating to the terrorist acts of September 11, 2001.  The litigation in connection with the terrorist acts of September 11, 2001 have been consolidated in In re: September 11 Litigation, 21 MC 97 (AKH); Lopez, et al v. United Airlines, et al., 1:02-cv-458, United States District Court for the Southern District of New York.  The Company anticipates that additional lawsuits relating to the terrorist acts of September 11, 2001 will name it as a defendant.  To date, the Company has been served with 14 of these complaints.  All of the served complaints have been placed on the court’s suspense docket, and no action is permitted or required in these cases until December 23, 2003.  Each of the served complaints alleges that the defendants breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons.  The Company believes that the plaintiffs’ claims lack merit, especially in light of the fact that the Company did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed.  The Company intends to vigorously defend these lawsuits.

The Company is involved in routine civil litigation arising in the ordinary course of business.  Management believes that collectively these proceedings will not have a material effect on the Company’s business, financial condition or results of operations.

9.              Financing Arrangements

Convertible Debt Financing

In September 2003, the Company completed a private offering of $125.0 million aggregate principal amount of its 3% convertible senior notes due 2023. The notes are convertible into the Company’s common stock, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share.  The notes will be redeemable for cash at the Company’s option beginning on October 1, 2008. Holders of the notes have the option to require the Company to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018. The holders of the notes will also have the ability to require the Company to purchase the notes in the event that the Company undergoes a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be.

Short-Term Financing

As of July 19, 2003, one of the Company’s two lines of credit agreements with Silicon Valley Bank expired.  Therefore, the Company currently has one line of credit agreement with Silicon Valley Bank that provided for maximum borrowings in an amount up to $25.0 million, which will expire in July 2004.

As of September 28, 2003, Yxlon had a balance of $6.6 million of draws against its lines of credit with its German banks.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautions about Forward-Looking Statements

Throughout this Form 10-Q, we make “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, we identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” “intends” or “continue,” and other similar terms. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Important factors that could cause our results to differ are discussed under the section ”Risk Factors.” Readers should read this Item 2 in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in our Form 10-K for the fiscal year ended December 31, 2002. We encourage readers to read these sections carefully.

Overview

We are the leading provider of Transportation Security Administration, or TSA (formerly Federal Aviation Administration, or FAA) certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage.

In September 2003, we completed a private offering of $125 million aggregate principal amount of our 3% convertible senior notes due 2023. The notes are convertible into our common stock, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share.  The notes will be redeemable for cash at our option beginning on October 1, 2008. Holders of the notes have the option to require us to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018. The holders of the notes will also have the ability to require us to purchase the notes in the event that we undergo a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be.

On March 31, 2003, we completed the acquisition of Yxlon International Holding GmbH, or Yxlon, for $41.7 million in cash, calculated at the then effective conversion rate for the euro, and incurred additional acquisition costs of $2.1 million for a total purchase price of $43.8 million.  Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing, or NDT, systems for a wide range of industrial applications, and systems that use X-ray based diffraction, or XRD, technology for explosives detection.  We would make an additional payment of €7.5 million if Yxlon’s XRD system is certified for explosives detection by the TSA by December 31, 2003 or €5.0 million if Yxlon’s XRD system is thereafter certified for explosives detection by the TSA by June 30, 2004.  On August 1, 2003, we completed the acquisition of Hattinger Pruf- und Entwicklungs- GmbH, or Hapeg, an engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography for €2.9 million or $3.4 million in cash, calculated at the then effective conversion rate for the euro.

Our goodwill and intangible assets increased by $34.2 million from $1.6 million at December 31, 2002 to $35.8 million at September 28, 2003, primarily as a result of $31.2 million of goodwill and intangible assets acquired pursuant to our acquisition of Yxlon, partially offset by amortization of existing intangible assets.  Based on an independent valuation, the intangible assets we acquired included $8.7 million of developed and core technology, $2.8 million of trademarks, $18.3 million of goodwill and $1.5 million of other intangible assets.

We determine our segments based on how our Chief Executive Officer and Chief Operating Officer assess performance and allocate resources.  Through the first quarter of 2003, we presented segment information based on three reportable segments:  EDS, Quantum and Wood.  As a result of the acquisition of Yxlon, we now have two reportable segments, EDS and NDT.  The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology.  The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications.  Other segments including Quantum, Wood and XRD were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.  See Note 5 of the condensed consolidated financial statements for additional information about our reportable segments.

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

We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators.  In the United States, we market our products and services primarily through direct sales personnel.  Internationally, we use a direct sales force and authorized representatives to sell our products.  International sales represented 26.1% of total revenues in the first nine months of 2003 and 16.5% of total revenues in the first nine months of 2002.

EDS.  In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers.  For example, in the third quarter of 2003 four customers accounted for all of our EDS products sold during the quarter, in the first nine months of 2003 15 customers accounted for all of our EDS products sold during the period, and for the fiscal year 2002 ten customers accounted for all of our EDS products sold during the year.  The number of our customers does not vary widely from period to period.  Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period.  Including revenues from the Siemens subcontract to provide maintenance service for TSA-owned EDS systems, EDS sales to the FAA and, following the formation of the TSA, to the TSA, accounted for 80% of our EDS revenues in the nine months ended September 28, 2003 and 85.4% of our EDS revenues in the year ended December 31, 2002.  There were no other EDS customers who accounted for more than 10% of total revenues in the first nine months of 2003 or the year ended December 31, 2002.

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

These payment terms generally provide the necessary working capital for acquisition of materials and funding inventory during the manufacturing cycle.  We anticipate that potential future orders from the TSA will continue to provide payment terms which provide the necessary working capital for us and our suppliers, even if production volumes were to rapidly increase.  If future orders from the TSA contain different payment terms, a major increase in production rates may require substantial additional working capital.

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

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues:
Product revenues	80.4%	95.0%	87.2%	91.1%
Service revenues	16.0	3.0	10.0	4.8
Contract research and development revenues	3.6	2.0	2.8	4.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product costs	49.1	53.7	50.3	51.6
Service costs	9.7	2.2	6.0	3.6
Contract research and development costs	2.1	1.4	1.7	2.8
Total cost of revenues	60.9	57.3	58.0	58.0
Gross profit	39.1	42.7	42.0	42.0
Operating expenses:
Research and development	6.1	4.9	5.9	6.5
Selling, general and administrative	14.3	7.6	9.3	9.6
In process research and development (Yxlon)	—	—	1.3	—
Total operating expenses	20.4	12.5	16.5	16.1
Income from operations	18.7	30.2	25.5	25.9
Interest expense	(0.4)	(0.1)	(0.1)	(0.1)
Interest and other income, net	0.8	0.4	0.6	0.2
Income before provision for income taxes	19.1	30.5	26.0	26.0
Provision for income taxes	8.4	12.2	11.0	10.5
Net income	10.7%	18.3%	15.0%	15.5%

On March 31, 2003, the first day of our second quarter, we acquired Yxlon. Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included only for the second and third quarters of 2003.

Revenues

EDS product revenues were $48.5 million in the third quarter of 2003, a decrease of 55.8% from $109.6 million in the third quarter of 2002.  EDS product revenues were $263.4 million in the first nine months of 2003, an increase of 36.2% from $193.4 million in the first nine months of 2002.  The revenue decrease in the third quarter 2003 is primarily due to the fulfillment by the end of the second quarter of 2003 of several large orders received from the TSA during 2002.  The revenue increase year-to-date is mainly due to the relatively low level of shipments to the TSA during the first three months of 2002 as compared to the same period in 2003, as the first large TSA delivery order of 2002 was not received until late in the first quarter of 2002.

EDS service revenues were $10.1 million for the third quarter of 2003, an increase of 230% from $3.1 million in the third quarter of 2002.  EDS service revenues were $27.2 million for the first nine months of 2003, an increase of 203% from $9.0 million in the first nine months of 2002.  The revenue increase in the third quarter 2003 and the nine-month period results primarily from a larger number of units installed in the United States, and from services provided under a contract with Siemens, which was signed in January 2003, to provide extended hour service for our EDS products owned by the TSA in the United States and its territories.  We anticipate that service revenues will increase in 2003 compared to 2002 due to services provided under the agreement with Siemens and a larger installed based of EDS coming off of warranty.  As of September 28, 2003, we had in backlog EDS equipment orders and service agreements of $92.8 million, primarily consisting of orders for EDS systems and services from the TSA and international customers.

NDT product revenues were $15.0 million in the third quarter of 2003.  NDT service revenues were $3.1 million in the third quarter of 2003.  As of September 28, 2003, we had in backlog NDT equipment orders and service agreements of $19.5 million, primarily consisting of orders for standard industrial and custom NDT systems.  NDT product revenues were $24.3 million in the period since the acquisition of Yxlon, and NDT service revenues were $5.6 million for the same period.

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

Gross profit for EDS products was $21.2 million in the third quarter of 2003, a decrease of 55.6% from $47.9 million in the third quarter of 2002.  Gross margin percentages for EDS products were 43.8% in the third quarter of 2003 and 43.7% in the third quarter of 2002.  Gross profit for EDS products was $116.7 million in the first nine months of 2003, an increase of 37.4% from $84.9 million in the first nine months of 2002.  Gross margin percentages for EDS products were 44.3% in the first nine months of 2003 and 43.9% in the first nine months of 2002.  The decrease in gross profit for the third quarter was due to decreased sales of our CTX products and the increase in year-to-date period is primarily due to increased revenues.   Product gross margin percentages for the third quarter and year-to-date periods remained approximately the same primarily as a result of improved manufacturing overhead per unit, offset by decreases in sales price as a result of volume orders from the TSA.

Gross profit for EDS services were $4.2 million in the third quarter of 2003, an increase of 471% from $730,000 in the third quarter of 2002. Gross margin percentages for EDS services were 41.3% in the third quarter of 2003 and 23.9% in the third quarter of 2002.  Gross profit for EDS services were $11.1 million in the first nine months of 2003, an increase of 517% from $1.8 million in the first nine months of 2002. Gross margin percentages for EDS services were 40.8% in the first nine months of 2003 and 20% in the first nine months of 2002.  The increase in gross profit for EDS services in the third quarter and year-to-date periods is primarily due to increased EDS service revenues from the growing installed base of domestic systems covered by the Siemens contract, which calls for extended 24-hour coverage beyond the standard warranty coverage, and service agreements from international customers.  Gross margin percentages improved primarily as the result of service overhead costs being spread over a larger base of installed units.  In addition, in the first nine months of 2002, we incurred costs associated with the build-up of our customer support staff in anticipation of an increase in EDS services as more units were sold.

Cost of NDT products revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty.  Cost of NDT services revenues primarily consists of direct labor and materials and customer support overhead.  Gross profit for NDT products was $4.2 million in the third quarter of 2003.  Gross margin percentage for NDT products was 27.8% in the third quarter of 2003.   Gross profit for NDT service was $1.2 million in the third quarter of 2003.  Gross margin percentage for NDT services was 39.7% in the third quarter of 2003.  For the period since the acquisition of Yxlon, gross profit for NDT products was $6.3 million, with a gross margin percentage of 26.0%.  For the period since the acquisition of Yxlon, gross profit for NDT service was $2.0 million, with a gross margin percentage of 36.5%.

Research and Development

Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services and costs of materials utilized in the development of hardware products, including prototype units.  Research and development expenditures are partially offset by amounts reimbursed by the TSA and other government agencies and private entities under research and development contracts and grants.  These services are provided and reimbursed on a cost basis.

Net research and development expenses for EDS were $2.8 million in the third quarter of 2003, a decrease of 47.2 % from $5.3 million in the third quarter of 2002.  The net numbers reflect amounts reimbursed by the TSA of $2.0 million in the third quarter of 2003 and $26,000 from FAA and other government agencies in the third quarter of 2002.  Net research and development expenses for EDS as a percentage of EDS revenues were 4.8% in the third quarter of 2003 and 4.7% in the third quarter of 2002.  Net research and development expenses for EDS were $14.7 million in the first nine months of 2003, an increase of 24.7% from $11.8 million in the first nine months of 2002.  The net numbers reflect amounts reimbursed by the FAA and other government agencies of $2.0 million in the first nine months of 2003 and $566,000 in the first nine months of 2002.  Net research and development expenses for EDS as a percentage of EDS revenues were 5.1% in the first nine months of 2003 and 5.8% in the first nine months of 2002.  The decrease in research and development expenses for EDS for the third quarter was due to the receipt of $2.0 million of government funding for a research project.  The increase in year-to-date periods was primarily due to increased spending on several initiatives to support our growth partially offset by the receipt of $2.0 million of government funding for a research project.  With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods.  We are investing in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operating at capacity.  We are also continuing to develop product enhancements for our existing line of EDS machines.  In addition, we are continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports.

Research and development expenses for NDT were $767,000 in the third quarter of 2003.  Research and development expenses for NDT as a percentage of NDT revenues were 4.3% in the third quarter of 2003.  For the period since the acquisition of Yxlon, research and development expenses for NDT were $1.4 million, or 4.8% of NDT revenues.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

Selling, general and administrative expenses for EDS were $6.1 million in the third quarter of 2003, a decrease of 20.3% from $7.7 million in the third quarter of 2002.  Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 10.5% in the third quarter of 2003 and 6.8% in the third quarter of 2002.  Selling, general and administrative expenses for EDS were $19.7 million in the first nine months of 2003, an increase of 17.7% from $16.7 million in the first nine months of 2002. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 6.8% in the first nine months of 2003 and 8.3% in the first nine months of 2002. The decrease in selling, general and administrative expenses for EDS in absolute dollars for the third quarter of 2003 compared to the third quarter of 2002 is due to the non-recurrence of third quarter of 2002 expenses associated with investigations relating to potential acquisitions offset somewhat by increases in headcount and employee-related expenses in the third quarter of 2003.  The increase in selling, general and administrative expenses for EDS in absolute dollars for the year-to-date period was primarily due to an increase in headcount and employee-related expenses in the first nine months of 2003 as compared to the same period a year ago.

Selling, general and administrative expenses for NDT were $4.4 million in the third quarter of 2003.  Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 24.5% in the third quarter of 2003.  For the period since the acquisition of Yxlon, selling, general and administrative expenses for NDT were $7.6 million, or 25.6% of NDT revenues.

Interest Expense

Interest expense was $343,000 in the third quarter of 2003 and $107,000 in the third quarter of 2002. Interest expense resulted primarily from fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums and interest expense associated with long term debt.  Interest expense was $488,000 in the first nine months of 2003 and $316,000 in the first nine months of 2002. Interest expense resulted primarily from fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums and interest expense associated with long term debt.

Interest and Other Income, Net

Interest and other income, net was $667,000 in the third quarter of 2003 and $510,000 in the third quarter of 2002. The amount for the third quarter of 2003 consisted primarily of interest income on cash and cash equivalents of $425,000, and other income, net of $242,000. The amount for the third quarter of 2002 consisted primarily of interest income on cash and cash equivalents of $832,000, offset by other expenses, net of $322,000, including $306,000 in net foreign exchange losses, primarily on outstanding foreign exchange forward contracts at September 29, 2002.

Interest and other income, net, was $2.0 million in the first nine months of 2003 and $373,000 in the first nine months of 2002. The amount for the first nine months of 2003 consisted primarily of interest income on cash and cash equivalents of $1,263,000, and other income, net of $759,000 including a net $336,000 in foreign exchange gain. The amount for the first nine months of 2002 consisted primarily of interest income on cash and cash equivalents of $1,354,000, offset by other expenses, net of $978,000, including $994,000 in net foreign exchange losses, primarily on outstanding foreign exchange forward contracts at September 29, 2002.

Provision for Income Taxes

The provision for income taxes was $7.2 million in the third quarter of 2003 and $14.3 million in the third quarter of 2002.  Our effective tax rate was 43.7% in the third quarter of 2003 and 40% in the third quarter of 2002.  The provision for income taxes was $37.5 million in the first nine months of 2003 and $22.9 million in the first nine months of 2002.  Our effective tax rate was 42.5% in the first nine months of 2003 and 40.3% in the first nine months of 2002.  The increase in the effective tax rates in the third quarter compared to the comparable period in the prior year is due primarily to valuation reserves recorded against deferred tax assets related to net operating loss carryforwards of certain Yxlon subsidiaries.  We expect that our effective tax rate will be reduced to a limited extent in future quarters.  The increase in the first nine months of 2003 versus the comparable period in the prior year is due to a $4.3 million expense for in-process research and development associated with the acquisition of Yxlon’s X-ray diffraction business, which was not tax deductible.  Our effective tax rate was different than statutory tax rates primarily due to the in-process research and development expense described above, along with certain other permanent differences between book and taxable income.  At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000 available to reduce future federal and state taxable income, respectively.  Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011.  The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986.  Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

At September 28, 2003, we had $282.4 million in cash and cash equivalents, compared to $159.7 million at December 31, 2002.

Net cash provided by operating activities was $56.7 million in the first nine months of 2003, compared to $16.9 million provided by operating activities in the first nine months of 2002.  Cash provided by operating activities in the first nine months of 2003 primarily resulted from significant accounts receivable collections from the TSA resulting in a $90.4 million decrease in accounts receivable.  Other significant items include net income of $50.7 million, enhanced by the non-cash effects of the $4.3 million of depreciation and amortization, and the $4.3 million in-process research and development expense related to the Yxlon acquisition.  Partially offsetting these increases to net cash provided by operating activities was a $69.1 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long-lead shipments.  A $43.1 million decrease in accounts payable and accrued liabilities also contributed to decreasing the net cash provided by operating activities.

Cash provided by operating activities in the first nine months of 2002 primarily resulted from a $72.4 million increase in deferred revenues, consisting primarily of long-lead deposits on delivery orders from the TSA, a $46.9 million increase in accounts payable and accrued liabilities, net income of $33.9 million enhanced by the $5.8 million effect of income tax benefits from employee stock transactions, and the $2.6 million non-cash effect of depreciation and amortization, partially offset by a $62.5 million increase in accounts receivable, a $55.9 million increase in inventories, and a $23.4 million increase in other current assets, consisting of approximately $16.8 million in prepaid inventory purchases, approximately $6.2 million of ramp up costs to be recovered from the TSA, and a $4.4 million increase in deferred income taxes.

Net cash used in investing activities was $49.4 million in the first nine months of 2003, compared to $1.6 million in the first nine months of 2002.  Net cash used in investing activities in the first nine months of 2003 resulted primarily from payments of $41.8 million, net of cash acquired, in connection with the Yxlon acquisition.  In addition, other net cash uses were $2.6 million in acquisition of capital equipment, a $1.5 million payment for an equity investment and product distribution rights in SafeView, Inc., a company developing an advanced personnel screening portal system, and $3.4 million for the Hapeg acquisition.  Net cash used in investing activities in the first nine months of 2002 resulted primarily from $3.4 million in purchases of capital equipment, offset by proceeds from the sale of short-term investments of $2.0 million.

Net cash provided by financing activities was $116.0 million in the first nine months of 2003, compared to $85.0 million in the first nine months of 2002.  Net cash provided by financing activities in the first nine months of 2003 primarily resulted from the issuance of  $125.0 million of convertible senior debt (as discussed above in “—Overview”), offset by related debt issuance costs of $4.4 million and a stock repurchase of $12.5 million.  In addition, there was $4.9 million in net proceeds from increased short-term borrowings and $3.2 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options.  Net cash provided by financing activities in the first nine months of 2002 primarily resulted from $86.4 million in net proceeds from the sale of common stock to the public and under our employee stock purchase plan and exercises of stock options, partially offset by $1.3 million in repayments of short-term debt, net of proceeds.

As of September 28, 2003, we had a line of credit agreement for our U.S. operations that provides for maximum borrowings of $25.0 million.  Borrowings under this agreement bear interest at the bank’s prime rate minus 0.5%, for a rate of 3.5% at September 28, 2003.  This agreement expires in July 2004 and requires that the EDS segment maintain certain levels of tangible net worth.  We may use proceeds of loans under this agreement for general corporate purposes.  At September 28, 2003, we had no borrowings outstanding under this agreement.  However, at September 28, 2003, we had outstanding guarantees to customers and foreign creditors to our subsidiary entities through the issuance of letters of credit for which a reserve of $15.8 million is secured by the line of credit, and foreign exchange forward contracts for which a 10% reserve of $2.2 million is secured by the line of credit.  We had remaining available borrowing capacity under the line of credit of $7.0 million at September 28, 2003 based on eligible EDS accounts receivable and inventories as of that date.

As of September 28, 2003, we had two primary sources of financing from German banks for our Yxlon subsidiary.  The first agreement is a line of credit that provides for maximum borrowings in an amount up to €6.6 million or approximately $7.6 million at September 28, 2003.  The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €5.2 million or approximately $5.9 million at September 28, 2003.  There is currently no expiration date for these agreements.  Borrowings under these agreements bear interest at 5.75%.  During the third quarter of 2003, Yxlon borrowed $2.5 million under the lines of credit.  At September 28, 2003, we had debt balances of $6.4 million outstanding under these agreements.  In addition, at September 28, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $6.0 million is secured by the lines of credit.  Therefore, we had remaining available borrowing capacity under the lines of credit of approximately €1.0 million or $1.1 million at September 28, 2003.

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

Contractual Obligations and Commitments

The following table depicts our contractual obligations as of September 28, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	Thereafter
Long-term debt	$125,000	$—	$—	$125,000
Operating leases	22,669	4,617	7,360	10,692
Short-term debt	7,365	7,365	—	—
Capital lease obligations	687	289	392	6
Other long-term liabilities	683	—	—	683
Total contractual cash obligations	$156,404	$12,271	$7,752	$136,381

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

•                  the timing of completion of acceptance testing for some of our products;

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

The funding of government programs is subject to legislative appropriation. Budgetary allocations for EDS depend, in part, upon governmental policies, which fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of commercial airline bombings. For example, the terrorist attacks of September 11, 2001 resulted in the passage of the Aviation and Transportation Security Act of 2001, or Transportation Security Act, mandating a small surcharge on each airline ticket purchase to fund airline security. This surcharge was suspended from June 1, 2003 to September 30, 2003. We cannot assure investors that the surcharge will not again be suspended or that the funds generated by these surcharges will be used to purchase our EDS products. We cannot assure investors that funds will continue to be appropriated by Congress or allocated by the TSA or other agencies for the purchase of EDS products.

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

For example, on March 31, 2003, we completed the acquisition of Yxlon. Yxlon is active in businesses that are new to us and present a challenge to our management. In order to successfully integrate Yxlon’s security technologies and products, we must, among other things, integrate these into our suite of products, both from an engineering and a sales and marketing perspective. As a result, we may take longer to develop and introduce new products than we anticipate. In addition, Yxlon’s non-destructive testing business is new to us. We do not have experience developing, marketing and selling products in the non-destructive testing business, and we may not be successful competing for customers in industries with which we are unfamiliar. The difficulties of integration of Yxlon may be further complicated by the geographic distance between our U.S. offices and Yxlon’s headquarters, which are located in Germany. If we are not successful in integrating Yxlon’s security technologies into our product line, or in managing Yxlon’s non-destructive testing business, we may incur additional expenses or lose revenue opportunities for Yxlon and us, and our business results may suffer.

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

InVision and our subsidiary, Quantum Magnetics, were named as defendants in a number of lawsuits relating to the terrorist acts of September 11, 2001. We anticipate that additional lawsuits relating to the terrorist acts of September 11, 2001 will name us as defendants. The cost of defending these and other product liability claims brought against us could be significant, and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $200.0 million. We also have war and terrorism insurance in the amount of $200.0 million, including up to $50.0 million under our product liability insurance. However, since the terrorist acts of September 11, 2001, insurance rates have increased dramatically, and we cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

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

In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through September 28, 2003, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the United States. Including revenues from the Siemens subcontract to provide maintenance service for TSA-owned EDS systems, EDS sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 79.9% of our EDS revenues in the nine months ended September 28, 2003 and 85.4% of our EDS revenues in the year ended December 31, 2002. In the nine months ended September 28, 2003, 15 customers accounted for all of our EDS units sold during the quarter, and in the year ended December 31, 2002, ten customers accounted for all of our EDS products sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

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

We measure our backlog of Quantum government contracts as funded and unfunded awards from government agencies for which services have not yet been performed. At September 28, 2003, our Quantum government contracts backlog was $16.5 million, $4.9 million of which was funded.

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

Sales to countries other than the United States accounted for 26.1% of our revenues in the nine months ended September 28, 2003 and 11.7% of our revenues in the year ended December 31, 2002. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

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

Further, the sale of some of our products outside the United States is subject to compliance with the U.S. International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, some of our EDS products and our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

In 2003, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the euro. As a result of our international operations and recently acquired Yxlon operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the euro. Future fluctuations in this exchange rate could adversely affect our results because we pay our non-U.S. employees and certain suppliers in local currencies, and, in some cases, our sales contracts are denominated in local currencies. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

Yxlon, which we acquired on March 31, 2003, generally transacts business in euros. Consequently, its financial condition and results of operations are reported in euros and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against the euro will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against the euro will have a positive effect on reported revenues and operating profit.

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

The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $886,000 for the year ended December 31, 2002. We received reimbursable research and development for EDS products of $2.0 million in the nine months ended September 28, 2003. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum products of $9.5 million for the nine months ended September 28, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

Substantial leverage and debt service obligations may adversely affect our cash flow.

As a result of the convertible debt offering that we completed in September 2003, our debt service obligations increased substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

Our substantial leverage could have significant negative consequences, including:

•                  increasing our vulnerability to general adverse economic and industry conditions;

•                  limiting our ability to obtain additional financing;

•                  requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•                  placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

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

The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior to September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. On September 26, 2003, the last trading day of our third quarter of 2003, our common stock closed at $24.40 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock and the notes.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments on the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our certificate of incorporation provides for 5,000,000 shares of preferred stock which our board of directors may issue with terms determined by them without stockholder approval, a classified board of directors serving staggered three-year terms, restrictions on who may call a special meeting of stockholders and a prohibition on stockholder action by written consent. These provisions of Delaware law and in our charter documents could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock and the notes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our international system sales and maintenance contracts are generally denominated in U.S. dollars.   In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk.   We do not enter into market risk sensitive instruments for trading purposes.  In the third quarter of 2003, we entered into foreign exchange forward contracts with a total notional value of approximately $4.6 million to hedge against foreign exchange risk for contracts with international customers denominated in euros, and at September 28, 2003, December 31, 2002 and December 31, 2001, we had outstanding contracts to convert euros to dollars with notional values totaling $21.9 million, $34.7 million and $16.9 million, with negative fair values of approximately $646,000 and $4.9 million and a positive fair value of $47,000, respectively.  The following table depicts the maturities of the outstanding contract amounts (in thousands):

Contract Maturity	Within 3 months	4-6 months	7-9 months	10-12 months	13 months
Amount at 9/28/03	$13,100	$8,212	$588	$—	$—
Amount at 12/31/02	13,884	18,020	2,653	99
Amount at 12/31/01	5,623	110	2,194	2,179	6,841

Purchases of raw materials and other inventory components are primarily denominated in U.S. dollars and, when purchased in foreign currencies, are generally made on an as needed basis. We have some advance purchase commitments in foreign currencies with a few European suppliers. We currently do not hedge against these purchase commitments, as the foreign exchange rate fluctuations have not had a material adverse impact on these purchases; however, we will continue to monitor the foreign exchange rates and may enter into forward contracts to mitigate foreign exchange risk as appropriate.

Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies.  To the extent exchange rates fluctuate, it could become more expensive to provide these services.  To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of September 28, 2003, December 31, 2002 and December 31, 2001 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures.  The analysis excludes balances and transactions pertaining to Yxlon.  Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

The cash flow impacts of our sensitivity analysis as of September 28, 2003 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at September 28, 2003):

	Contract	Fair Value as of September 28,	Cash flow impact of change in exchange rates
(in thousands)	Amount	2003	10% Change	15% Change
Foreign exchange forward contracts	$21,900	$(646)	$2,261	$3,391
Accounts receivable	11,190	12,524	(1,252)	(1,879)
Firm orders*	17,018	18,811	(1,881)	(2,822)
Other working capital balances, net	353	205	(21)	(31)
Total			$(893)	$(1,341)

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at September 28, 2003 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2002.  We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity.  In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

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

Item 4.  Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective for this purpose.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

InVision and our subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in a number of lawsuits in approximately 100 products liability lawsuits by individual plaintiffs seeking damages for wrongful death relating to the terrorist acts of September 11, 2001.  The litigation in connection with the terrorist acts of September 11, 2001 have been consolidated in In re: September 11 Litigation, 21 MC 97 (AKH); Lopez, et al v. United Airlines, et al., 1:02-cv-458, United States District Court for the Southern District of New York.  We anticipate that additional lawsuits relating to the terrorist acts of September 11, 2001 will name us as defendants.  To date, we have been served with 14 of these complaints.  All of the served complaints have been placed on the court’s suspense docket, and no action is permitted or required in these cases until December 23, 2003.  Each of the served complaints alleges that the defendants breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons.  We believe that the plaintiffs’ claims lack merit, especially in light of the fact that we did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed.  We intend to vigorously defend these lawsuits.

We also are involved in legal proceedings, claims and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not believe that the ultimate cost to resolve these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 2.  Changes in Securities

(c)          Under the terms of a Purchase Agreement dated September 16, 2003, we sold $125.0 million aggregate principal amount of our 3% convertible senior notes due 2023 to Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The issuance and sale of the notes and the subsequent offering of the notes by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933, as amended, by Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act.  We sold the notes for cash.  The aggregate offering price was $125.0 million and our net proceeds were approximately $120.5 million.

The notes will mature on October 23, 2023 and are convertible into our common stock on or before the maturity date, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment.  At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share.  The notes will be redeemable for cash at our option beginning on October 1, 2008.  Holders of the notes have the option to require us to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018.  The holders of the notes will also have the ability to require us to purchase the notes in the event that we undergo a change in control.  In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be.

Item 5.  Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements.  During the quarterly period covered by this filing, the Audit Committee approved engagements of Deloitte & Touche LLP for the following non-audit services:

•                  tax services, which includes consulting related to (1) the review of federal and state tax returns; (2) general tax consulting; and (3) sales and use tax consulting; and

•                  audit-related services, which includes consulting related to the (1) audit of the financial statements of our subsidiary, Yxlon International X-Ray GmbH; and (2) review of the reporting package and consolidation of our German subsidiaries.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

2.1

Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)
3.3	Bylaws of the registrant, as amended. (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (5)
4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (5)
4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (4)
10.1	Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). (5) *
10.2	Delivery Order #1 from the TSA under the Frame Agreement. (5) *

10.3	Amendment of Solicitation/Modification of Contract between the Company and the TSA (the “Definitized Letter Agreement”). (5) *
10.4	Delivery Order #8 from the TSA under the Definitized Letter Agreement.(5)
10.5	Amendment to Delivery Order Delivery Order #5 from the TSA under the Definitized Letter Agreement. (5) *
10.6	Amendment to Delivery Order Delivery Order #3 from the TSA under the Definitized Letter Agreement. (5) *
10.7	Amendment to Loan Documents dated as of August 13, 2003 between the registrant and Silicon Valley Bank.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

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

(4)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(5)          Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

*                 Confidential treatment has been requested for portions of this exhibit.

(b)         Report on Form 8-K filed during the fiscal quarter ended September 28, 2003:  On July 22, 2003, we filed a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release titled “InVision Technologies Reports Second-Quarter Earnings” and dated July 22, 2003.

On September 9, 2003, we filed a current report on Form 8-K, pursuant to Item 5 thereof, furnishing a copy of press releases titled “InVision Technologies, Inc. Announces Proposed Private Offering of Convertible Senior Notes” and “InVision Technologies, Inc. Announces Pricing of Private Offering of Convertible Senior Notes,” dated August 12, 2003 and September 16, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: November 10, 2003	/s/ Sergio Magistri
Sergio Magistri, Ph.D.
President and Chief Executive Officer (Authorized Officer)

Date: November 10, 2003	/s/ Ross Mulholland
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

3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)
3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (3)
3.3	Bylaws of the registrant, as amended. (4)
4.1	Reference is made to Exhibits 3.1 through 3.3.
4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (5)
4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (5)
4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (4)
10.1	Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). (5) *
10.2	Delivery Order #1 from the TSA under the Frame Agreement. (5) *
10.3	Amendment of Solicitation/Modification of Contract between the Company and the TSA (the “Definitized Letter Agreement”). (5) *
10.4	Delivery Order #8 from the TSA under the Definitized Letter Agreement.(5)
10.5	Amendment to Delivery Order Delivery Order #5 from the TSA under the Definitized Letter Agreement. (5) *
10.6	Amendment to Delivery Order Delivery Order #3 from the TSA under the Definitized Letter Agreement. (5) *
10.7	Amendment to Loan Documents dated as of August 13, 2003 between the registrant and Silicon Valley Bank.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

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

(4)          Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(5)          Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

*                 Confidential treatment has been requested for portions of this exhibit.