Form 10-K
period 2003-12-31
INVISION TECHNOLOGIES INC
filed 2004-03-15
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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
COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     On June 27, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 17,259,884 shares of common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $375.7 million (based on the closing price of $24.55 on that day). For purposes of this computation, voting stock held by directors and executive officers of the registrant and stockholders holding 5% or more of the registrant’s outstanding common stock has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such directors, executive officers and stockholders are affiliates of the registrant.

     On March 1, 2004, there were 17,297,789 shares of the registrant’s common stock outstanding.

INVISION TECHNOLOGIES, INC

PART I.
Item
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II.
Item
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III.
Item
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV.
Item
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signature Page

     InVision, Quantum Magnetics, Yxlon, Hapeg, CTX, CTX 5500 DS, CTX 9000 DSi, QScan, QScan QR 2000S, XES 3000 and XES 3500, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries. InVision, Quantum Magnetics, Yxlon and QScan, among others, are registered trademarks marks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I.

ITEM 1. BUSINESS

     References to “we,” “us” and “our” mean InVision Technologies, Inc. and its consolidated subsidiaries, including Yxlon International X-Ray GmbH, Yxlon International Security GmbH, Quantum Magnetics, Inc. and Inovec, Inc.

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

     We were incorporated in Delaware in 1990. We maintain our principal offices at 7151 Gateway Boulevard, Newark, California 94560, and our telephone number is (510) 739-2400. Our website is located at www.invision-tech.com. Information contained on our website does not constitute part of this annual report.

Introduction

     We are the leading provider of Transportation Security Administration, or TSA (formerly Federal Aviation Administration, or FAA) certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage. From inception through December 31, 2003, we shipped 872 EDS for installation at U.S. airports and 202 EDS for installation in airports outside of the United States. We believe that the EDS products we have shipped through December 31, 2003 represent approximately two-thirds of the total number of FAA/TSA-certified EDS products delivered for screening checked baggage at U.S. airports and an even larger percentage of the total number of FAA/TSA-certified EDS products delivered internationally.

     Our EDS products are based on advanced computed tomography, or CT, which is the only technology for bulk explosives detection that has met the FAA/TSA certification standards. We were the first manufacturer, and are currently one of only two manufacturers, whose EDS products have been certified by the FAA/TSA for screening checked baggage for bulk explosives. Our installed base of EDS products provides us with significant opportunities for recurring revenue through our offering of aftermarket services and hardware and software upgrades. We offer to our customers the opportunity to buy a service contract from us, which provides for scheduled maintenance, repairs and parts, and field service once a warranty period on one of our CTX products has expired (which is typically a one-year period).

     Through our acquisition of Yxlon International Holding GmbH, a privately held company based in Hamburg, Germany, on March 31, 2003, we now offer a wide range of non-destructive testing, or NDT, systems. Our NDT products are based on X-ray and CT technologies and are used for inspection of finished products and materials in a wide range of industries. Our NDT equipment is used in more than sixty countries, including the United States.

     In addition, we offer explosives detection products based on Yxlon’s X-ray based diffraction, or XRD, technology and products using quadrupole resonance, or QR, and magnetic sensing technologies for the inspection, detection and analysis of explosives, concealed weapons and other materials. We also offer products, some of which are based on other technologies, that are used for non-aviation applications, including landmine detection and maximization of timber industry output.

Products and Technologies

     Explosives and Weapons Detection Products

     We provide explosives and weapons detection products for use at key security checkpoints within airports, including checked baggage, carry-on baggage and passenger screening. The following table summarizes our key products, as well as their applications and key features:

Products	Status	Applications	Key Features
CTX 9000 DSi	In use; FAA certified in 1999	Explosives detection for checked baggage	• •	Utilizes CT technology Designed for integration into baggage handling systems with a unique, 1-meter-wide gantry aperture
			•	FAA-certified at 542 bags per hour

CTX 5500 DS	In use; FAA certified in 1998	Explosives detection for	•	Utilizes CT technology
		checked baggage	•	Can be configured as integrated or stand-alone system
			•	FAA-certified at 362 bags per hour

CTX 2500	In use; FAA certified in 1999	Explosives detection for	•	Utilizes CT technology
		checked and carry-on baggage	•	Designed for small airports and low-traffic areas
			•	Designed for stand-alone lobby installation
			•	FAA-certified at 128 bags per hour

CTX 1000	In development; TSA	Explosives detection for	•	Utilizes CT technology
	certification expected in 2004	checked and carry-on baggage	•	Designed for small airports and low-traffic areas
			•	Designed for stand-alone lobby installation
			•	Compact, portable, low cost

XES 3500	In development	Explosives detection for	•	Utilizes XRD technology
		checked baggage	•	High detection rate with low false alarm rate
			•	More compact, lighter and faster throughput than XES 3000

XES 3000	In use in Europe; TSA	Explosives detection for	•	Utilizes XRD technology
	certification expected in first half of 2004	checked baggage	•	High detection rate with low false alarm rate

QScan QR 2000S	In test markets	Explosives detection for	•	Utilizes QR technology
		carry-on baggage and mail packages	•	Compact, lightweight design

QR Wand	In development	Weapons and explosives detection	•	Utilizes QR technology
		for personnel screening	•	Non-intrusive detection

Products	Status	Applications	Key Features
QR Portal	In development	Explosives detection for	•	Utilizes QR technology
		personnel screening	•	Rapid, accurate scanning of personnel

QR Shoe Scanner	In development	Explosives detection for	•	Utilizes QR and metal detection technology
		screening of shoes	•	Non-intrusive detection

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

     Our FAA/TSA-certified EDS product offering, the CTX series, consists of our CTX 9000 DSi, CTX 5500 DS and CTX 2500 products. Our CTX series is designed to provide a family of checked baggage explosives detection systems for airports of various sizes and design. For example, we offer variations in throughput speeds, belt width and aperture size, installation and integration options and price through the different products in the series. We believe that all of our CTX products feature, in comparison to our competition, an ability to detect the greatest variety and smallest amount of explosives, a lower false alarm rate and greater operational reliability. We believe customers favor our CTX products over competitors’ products because of our experience in installing systems in airports, our service engineering force and the reliable performance of our CTX products. The following provides a more detailed description of our CTX series:

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

     In May 2000, we were selected as one of three participants in an FAA-funded research program known as ARGUS. The FAA asked participants to develop a smaller EDS, which would be less expensive than existing products, and which could be used to scan carry-on baggage in addition to scanning checked baggage for low throughput applications in small airports. We developed our CTX 1000 model under this program. We have submitted our CTX 1000 model to the TSA for certification, and expect to obtain TSA certification in 2004.

     We continue to incorporate improvements into our CTX series based upon customer requirements, operational airport experience, a need for more advanced detection capabilities and a number of TSA re-certifications of various models. For example, we are developing new upgrades for our EDS products, which are designed to significantly reduce false alarm rates and increase throughput rates. This detection upgrade has been submitted to the TSA for certification.

     Products Based on XRD Technology. We offer explosives detection products based XRD technology that has been developed by Yxlon or licensed from Philips. Yxlon’s XRD technology utilizes an energy-dispersive diffraction technique to precisely identify the chemical composition of a wide range of explosive substances, even in small quantities. Explosives detection products with Yxlon’s XRD technology offer three dimensional threat resolution with high detection rate for explosives and low false-alarm rates.

     XRD-based systems can be used alone or to complement existing CT-based screening systems. The current system available for sale is the XES 3000 system to screen checked baggage at airports. Yxlon has received orders for 18 of its XES systems from six European airports and the Israeli Airport Authority. Yxlon’s XES system is currently undergoing certification testing by the TSA, and we anticipate that it will receive TSA certification during the first half of 2004. We are currently developing the XES 3500 system, which is intended to be more compact and lighter while providing faster throughput than the XES 3000 system.

     Products Based on QR Technology. We offer entry point screening systems based on QR technology, developed by Quantum. QR detection is based on molecular structure, while CT detection is based on density. QR technology has a high detection rate for specific explosives combined with a low false alarm rate. In particular, QR technology has significant detection capabilities to identify components typically found in the most difficult types of explosives to detect. QR technology is a form of magnetic resonance, similar to medical magnetic resonance imaging. The QR detector sends out specially tuned low frequency radio waves into the material. The nuclei in the material align and then as they relax to their previous state, they emit a unique radio wave response, which is analyzed and compared to a database of known threats. Our QR systems can be used alone or to complement existing CT or X-ray screening systems. The current system available for sale is the QScan QR 2000S, a successor to the QScan QR 160 system, to screen mail, parcels and personal items at secure facilities and carry-on baggage at airports.

     With funding from the Department of State Technical Support Working Group, Quantum is developing an explosives detection portal using QR technology. We anticipate that, once QR is developed as a personnel screening technology, it will be combined with other detection technologies in a multi-sensor portal to screen people at airport checkpoints.

     As of December 31, 2002, we commenced in-airport testing of a prototype system consisting of a QScan system coupled to a CTX product, known as “QRCT.” This test system is planned for certification testing following further development. We believe the advantages of such a system include automated resolution of alarms, leading to lower operational cost and more efficient throughput of checked baggage.

     Quantum has developed a prototype explosives detection handheld wand based on QR technology, which can be utilized to detect explosives carried by or concealed on people, including those that may be hidden in shoes. We are also currently developing a shoe scanner based on metal detection and QR technology, which can be utilized to detect explosives concealed in shoes.

     Non-Destructive Testing Products

     We offer X-ray based non-destructive testing, or NDT, equipment. Yxlon’s NDT technology has wide industrial applications, including testing the internal structural integrity of tires, structural castings and mechanical and electrical components; verifying maintenance work, welds and wall thickness; and testing for corrosion. Yxlon’s NDT equipment is used in more than sixty countries, including Denmark, Germany, Japan and the United States.

Products	Applications	Key Features
Stationary X-ray Systems	Non-destructive testing of materials for defects	•	Detailed resolution
		•	System components are protected against the influence of dust and water

Portable and Mobile	Non-destructive testing of materials for	•	Compact, low weight and optimum access in confined spaces
X-ray Systems	defects; used in the field	•	System components are protected against the influence of dust and water

Standard Cabinets	Non-destructive testing of materials for	•	Compact cabinet dimensions
	defects in the automotive, aircraft and aerospace industries	•	High-resolution images
		•	Range of pre-defined solutions

Tire Systems	Non-destructive testing of tires for defects	•	Inspection of wide variety of tire types and materials

Wheel Systems	Non-destructive testing of cast or forged	•	Automated image analysis software to avoid operator interference
	wheels for defects, primarily for the automotive industry	•	Innovative wheel positioning concepts

Customized Solutions	Customized non-destructive testing systems	Examples include:
	for the automotive, aircraft and steel industries	•	Creation of system for complete scanning of critical regions without dismantling of an airplane
		•	Systems with retrieval and manipulation by robot, including version integrated directly into a plant’s conveyor system
		•	Pipe weld X-ray inspection system

     In August 2003, Yxlon acquired German-based Hattinger Pruf- und Entwicklungs- GmbH, or Hapeg, a private engineering and systems company that designs and develops CT-based NDT systems for the automotive and aerospace industries for clients, including DaimlerChrysler and Goodyear. The use of CT imaging in industrial testing and evaluation permits the inspection and calculation of distances, surfaces and volumes inside volumetric objects such as cast parts, turbines and tires. Its uses include rapid prototyping, casting simulations, design-phase testing and virtual CAD modeling of existing objects.

     Other Products

     Landmine Detection Systems. With funding from the Department of Defense, we have developed and continue to improve QR-based landmine detection technology. Most current landmines possess low metal content, forcing current metal detection devices to be very sensitive to metal, which creates high false alarm rates and slow clearing times. QR technology does not detect explosives based on metal content and therefore exhibits much lower false alarm rates and faster clearing times than metal detectors. We believe the current QR prototype system is able to detect the vast majority of all landmines deployed throughout the world and that QR technology can operate in almost all soil conditions, including saturated soils, as well as through fresh water. Through December 31, 2003, Quantum has received $43.9 million in government funding for the development of landmine detection systems. Due to current regulations, our ability to export our landmine detection technology outside of the United States is limited.

     Wood Products. Our subsidiary, Inovec, currently offers systems for forest product maximization, which use laser scanners to measure the dimensions of logs or sawn wood before further sawing. Our current Inovec products include the StereoScan 3-D log scanner optimizer, the YieldMaster headrig carriage optimizer, the LogMaster small log optimizer, the TrimMaster trimmer optimizer, the CantMaster cant optimizer and the WaneMaster edger optimizer. These systems use laser scanners to measure the dimensions of logs or sawn wood before further sawing. Using proprietary optimizing algorithms, the systems develop cutting solutions to maximize the volume of usable wood, and then control the relative positions of the saw and the wood.

     Advanced Personnel Checkpoint Systems. Current passenger checkpoint security technology is capable of identifying only metallic weapons. SafeView, Inc. is commercializing an advanced passenger checkpoint portal system that uses millimeter wave holographic technology to screen passengers for weapons, explosives and other contraband material, including ceramic, plastic and other non-metallic weapons. The SafeView portal system transmits ultrahigh frequency, extremely low powered waves as a person passes through the checkpoint portal. These millimeter waves penetrate clothing and reflect off a person’s skin and the items he or she may be carrying. An array of sensors captures the reflected waves, which are processed and analyzed in real time, to produce a high-resolution, three-dimensional image from the signals. An operator then uses software-based threat detection algorithms to screen the image for suspicious materials. We will be the exclusive distributor of portal systems utilizing SafeView’s technology in commercial aviation and airport markets in North America and Europe.

Industry Segments

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

     EDS. The “EDS” segment develops, manufactures, markets and supports explosives detection systems for civil aviation security based on advanced CT technology. Our products were the first automated explosives detection system to be certified by the FAA. From inception through December 31, 2003 we have shipped 1,074 systems to the FAA and the TSA, to foreign aviation security agencies and to domestic and foreign airports and airlines. Our EDS product sales accounted for 72.7% of our total revenues in 2003, 91.8% of our total revenues in 2002 and 49.1% of our total revenues in 2001, and our EDS service revenues accounted for 9.9% of our total revenues in 2003, 3.1% of our total revenues in 2002 and 12.9% of our total revenues in 2001. As a result, we are substantially dependent on the TSA for the majority of our EDS business.

     NDT. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Our NDT products are based on X ray and CT technologies that are used for inspection of finished products and materials in a wide range of industries. NDT accounted for 10.4% of our total revenues in 2003 and 17.2% of our total revenues in the nine-month period since completion of our acquisition of Yxlon.

     Other segments, including Quantum, Wood and XRD, are aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.

Customers

     EDS

     From inception through December 31, 2003, we shipped 1,074 EDS units for installation. Substantially all purchases of EDS products for U.S. airports are made by the TSA. Prior to the establishment of the TSA, substantially all purchases of EDS products for U.S. airports were made by the FAA. Of the total EDS products shipped, 872 were shipped to the FAA, the TSA and U.S. airlines for installation at commercial U.S. airports. For security reasons, the FAA and the TSA will not divulge the deployment schedule or locations of these systems. We had EDS sales to the TSA and the FAA of $268.1 million in 2003, $356.7 million in 2002, and $20.0 million in 2001.

     We believe future sales of our EDS equipment will be driven primarily by demand for the installation of in-line automated EDS into the baggage handling systems of airports, which will achieve the highest level of security, vastly improve passenger convenience and lower operating costs. However, the timing of revenues is highly dependent on the budget process and the ultimate level of funding commitment. We continue to remain in active discussions with the TSA regarding the U.S. government’s needs for additional systems. Additional orders for EDS equipment will depend on various factors, including future U.S. government funding appropriations.

     From inception to December 31, 2003, we shipped 202 EDS products to customers in Belgium, Canada, Chile, China, France, Greece, Hong Kong, Israel, Italy, Japan, Malaysia, the Netherlands, the Philippines, South Africa, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

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

     NDT

     Our NDT product and service revenues are primarily derived from sales of X-ray based NDT products primarily to the automotive and aerospace industries. There were no NDT customers who accounted for more than 10% of total revenues since the acquisition of Yxlon on March 31, 2003. We had NDT equipment sales of $34.6 million since completion of our acquisition of Yxlon on March 31, 2003. We believe future sales of our NDT equipment will be driven primarily by overall economic and industrial activity in the countries in which we market our NDT equipment.

Sales and Marketing

     EDS

     We market our EDS products and services both directly through internal sales personnel and indirectly through authorized agents, distributors and EDS systems integrators. For EDS sales through our authorized representatives and distributors, we are generally directly involved in developing proposal documents and negotiating contract terms.

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

     The combination of the high average selling prices, the time needed for various agencies to secure funding for systems, and the negotiation and execution of actual contracts historically has led to a typical sales cycle lasting from six to twelve months, or more, after initial contact with a customer. For repeat orders from existing customers, we can sometimes expedite the sales cycle by utilizing existing contracts and contract extensions.

     NDT

     We market our NDT products and services directly through internal sales personnel and indirectly through authorized agents and distributors. As of December 31, 2003, Yxlon employed approximately 33 employees in NDT sales and marketing. For NDT sales through our authorized representatives and distributors, we are generally directly involved in developing proposal documents and negotiating contract terms.

Research and Development

     We continue to make substantial investments to enhance the performance, functionality and reliability of our products. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly we devote a significant portion of our personnel and financial resources to engineering and research and development programs. As of December 31, 2003, we had 235 employees engaged in research and development and product development activities. We are also using the services of 18 specialized contract employees and consultants in this area. For the year ended December 31, 2003, we spent $29.4 million on total research and development activities, of which $3.1 million was funded by the FAA, the TSA and other agencies under development contracts and grants. For the year ended December 31, 2002, we spent $21.2 million on total research and development activities, of which $566,000 was funded by the FAA, the TSA and other agencies under development contracts and grants. For the year ended December 31, 2001, we spent $13.7 million on total research and development activities, of which $5.7 million was funded by the FAA and other agencies under development contracts and grants.

Competition

     EDS

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

     Only explosives detection systems based on CT technology have been certified by the FAA/TSA for bulk explosives detection. Competitors have attempted to obtain FAA/TSA certification of systems for bulk explosives detection based on non-CT technology in the past without success. To meet the increased demand for EDS products, the TSA may change its certification standards and certify non-CT-based technology or other CT-based products.

     We believe that the primary competitive factor, especially in the United States, is obtaining FAA/TSA certification. Additional factors are price, throughput rates, ease of integration into baggage handling systems and the size of baggage that can be screened. We believe that we compare favorably with both our CT-based and non-CT-based competitors on these factors. Our primary competitors in EDS are:

•	CT-Based Competition. Our only competitor that has developed a CT-based EDS is L-3 Communications Holdings, Inc., which has obtained FAA certification for two of its EDS products, including a product developed for the FAA ARGUS program. We and L-3 (which acquired the former PerkinElmer, Inc. Detection Systems Group during 2002) are participating in the ARGUS program for the development and certification of a smaller EDS.

•	Dual Energy X-ray and Multi-View Competition. Competitors such as L-3 Communications Holdings, Inc. and Heimann Systems GmbH offer non-certified explosives detection systems using dual energy X-ray technology.

•	X-ray Diffraction Competition. Heimann Systems GmbH offers an X-ray diffraction system that can be used in combination with one of its dual-energy X-ray units.

     The primary competition for our QR-based products in the area of checked and carry-on baggage currently includes the large installed base of conventional X-ray scanners and trace detection systems for commercial aviation. In addition, other companies are developing QR technology in these markets, including QR Sciences Limited (formerly Thorlock International Ltd.). We believe that government requirements to screen carry-on baggage for explosives are needed to increase demand for our QR technology products. If demand increases, we believe that the competitive factors in these markets will be government certification, if any, performance, price and ease of use.

     NDT

     We believe that the market for NDT equipment is primarily divided into competitors offering both standard and customized solutions and competitors offering only standard products or offering products to local markets. Our primary global competitors include GE Inspection Technologies and Boselli. We believe that the competitive factors in these markets are performance, service and price. We believe that we compare favorably against our competitors on performance and service, although our products are generally priced higher than those of our competitors.

     To some extent, our NDT products, which are based on X-ray and CT technologies, compete with products based on other non-destructive techniques such as ultrasound, eddy current, magnetic particle and dye penetration. However, for many applications those alternative techniques offer inferior performance. Often, our NDT products are complementary to products based on alternative techniques and customers will use our NDT products as well as products based on these alternatives.

Manufacturing

     Our manufacturing operations consist primarily of materials management, assembly, test and quality control of complete systems and final system testing. Using our designs and specifications, subcontractors assemble some mechanical and electrical sub-components, and in times of peak production, we engage subcontractors to assemble entire CTX products. We perform all final assembly and testing of products prior to shipment. Because quality and reliability over the life of our products are vital to customer satisfaction and repeat purchases, we believe our quality assurance program is a key component of our EDS business strategy.

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

     NDT. We outsource certain manufacturing processes, including electronic boards, mechanical sub-assemblies and cabling. We generally purchase major contracted assemblies from single source suppliers, although we are in the process of qualifying second sources for certain components.

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

     NDT. We have relied on copyrights and trade secrets for the protection of our NDT technology. In addition, we have three groups of NDT patents and patent applications. The first group of U.S. and foreign patents relates to the usage of Compton Backscatter X-ray technology applicable for the inspection of aircraft fuselages and other surface near areas of extended objects. A sub-patent relates to a device for a generation of a scanning X-ray beam with a small cross-section to be used for the area inspection of large, extended objects. These patents expire between 2005 and 2010. The second group of patents, which has been issued in Europe and is pending in the United States, relates to a method for high speed object manipulation to increase the through-put of automated in-line X-ray inspection systems for small and mid-size parts. The patents expire in 2021. The third group of patents covers the design and construction of a three-dimensional test object with artificial defects dedicated for the automated, regular performance check of in-line inspection machines during operation. Patents are pending in Europe and the United States.

     Government rights to use our technology. In accordance with the terms of our development contracts with the FAA and the TSA, the U.S. government has rights to the use of our proprietary technology developed after the award of the contracts and funded by the contracts. The U.S. government may use these rights to produce or have produced competing products for it using such technology.

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

     As of December 31, 2003, our EDS product and service revenue backlog was $65.6 million, compared to $246.6 million as of December 31, 2002. As of December 31, 2003, our NDT product and service revenues backlog was approximately $21.6 million. As of December 31, 2003, our product and service revenues backlog from other segments was approximately $15.6 million, compared to $13.1 million as of December 31, 2002. As of December 31, 2003, our contract research and development backlog from other segments was $13.1 million, $7.7 million of which is funded.

     Any failure by us to meet an agreed upon schedule for the delivery of our EDS products could lead to the cancellation of the related order. Variations in the size, complexity and delivery requirements of the customer order may result in substantial fluctuations in backlog from period to period. In addition, all orders are subject to cancellation or delay by the customer and, accordingly, we cannot assure investors that our backlog will eventually result in revenues. For these reasons, we believe that backlog cannot be considered a meaningful indicator of our performance on an annual or quarterly basis.

Employees

     As of December 31, 2003, we directly employed 1,009 people, of whom 235 were primarily engaged in research and development activities, 43 in marketing and sales, 344 in customer support and field service, 247 in manufacturing, 20 in quality assurance and 120 in administration and finance. In addition, we utilized the services of 50 full-time consultants and temporary employees. The number of our EDS customer support and field service personnel was significantly increased in 2003 in response to a greater number of our EDS in the field. In addition, the number of our EDS manufacturing personnel increased in 2003 as we relied on our internal manufacturing personnel for final assembly instead of contract manufacturers. The aggregate number of employees also increased due to our acquisition of Yxlon. We believe that our relationship with our employees is good.

Long-Lived Assets

     For 2001, 2002 and 2003, substantially all of our long-lived assets were located in the United States.

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

     We believe that our revenues have the potential to vary significantly from time to time. For example, our total revenues were $89.4 million for the second quarter of fiscal 2003, $165.2 million for the first quarter of fiscal 2003 and $220.4 million for the fourth quarter of fiscal 2002, and were $416.5 million for fiscal 2003, $439.1 million for fiscal 2002 and $74.3 million for fiscal 2001. We believe that these variations may result from many factors, including:

•	the timing, size and mix of orders from our major customers, including in particular, the TSA and agencies of other governments;

•	legislative or other government actions driven, in part, by the public’s perception of the threats facing commercial aviation, leading to fluctuations in demand for aviation security products and services;

•	delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

•	the availability and cost of key components;

•	the timing of completion of acceptance testing for some of our products;

•	the introduction and acceptance, including certification by the TSA, of new products or enhancements to existing products offered by us or our competitors;

•	changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures;

•	our sales mix to domestic and international customers; and

•	fluctuations in currency exchange rates, particularly exchange rate of the U.S. dollar against the euro.

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

We are anticipating decreased EDS sales in 2004 and increased difficulty in predicting future gross margins, which may cause our stock price to decline.

     We anticipate a decline in EDS revenues for 2004 compared to 2003 and, as a result, we are planning to reduce costs. However, our ability to control costs during a period of further declining sales is difficult to predict. This difficulty is a result of factors such as our ability to increase our operating efficiency and further reduce the costs of components. We may be unable to reduce costs as much as we anticipate. As a consequence, the gross margins for our products and services may vary significantly from our anticipated gross margins and the gross margins of our products and services in recent periods. If, as a result of these uncertainties, our gross margins, operating results or earnings per share are below the expectations of market analysts and investors, the trading price of our common stock may decline.

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

     Under our new three-year agreement with the TSA announced on August 12, 2003, the TSA has the right to purchase system options and accessories, engineering and installation support and 550 CTX units, principally our CTX 9000 DSi systems, over the three-year term. While the TSA placed delivery orders totaling 162.8 million under the new agreement, the TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the new agreement. We cannot assure you that the TSA will make any additional delivery orders under the new agreement or will not cancel its existing order. The new agreement is subject to all of the limitations and restrictions that apply to U.S. government contracts, including those described above.

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

     The development of our products for explosives and weapons detection is highly complex. Successful product development and market acceptance of any new products and services that we develop depend on a number of factors, including:

•	our timely completion and introduction of new products;

•	our accurate prediction of the demand for homeland security products and the changing requirements of the homeland security industry, including certification or other required performance standards;

•	the availability of key components of our products;

•	the quality, price and operating performance of our products and those of our competitors;

•	our customer service capabilities and responsiveness; and

•	the success of our relationships with existing and potential customers;

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

     We plan to continue to develop new models for our family of EDS products, including systems utilizing X-ray based diffraction, or XRD, technology, of our subsidiary, Yxlon International Security GmbH, and to continue our participation in the ARGUS program, an FAA/TSA-sponsored program designed to develop a smaller, low-cost EDS product. However, we cannot be certain that any new EDS product, including systems utilizing Yxlon’s XRD technology or our CTX 1000 (ARGUS) system, will be certified by the TSA. The failure to gain certification for an EDS product would harm our ability to sell the product, and recognize associated revenues.

Our existing EDS products may fail to obtain re-certification by the TSA for changes in the EDS systems.

     Our existing EDS products can be required to be re-certified by the TSA. This can happen when a critical component is changed, or we wish to make other changes to the EDS products. When this happens, the affected EDS model requires re-certification by the TSA. The failure or delay in gaining re-certification for an existing EDS product could harm our ability to continue to sell the product and recognize associated revenues.

Our major customer, the TSA, is a part of the Department of Homeland Security, a relatively new agency that has experienced, and may continue to experience, delays in its operations, which may cause delays in our receiving orders from the TSA.

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

     Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the United States. Legislation established a “letter of intent” program under which an airport can present a request to the TSA for reimbursement of up to 90% of costs incurred by the airport in improving baggage handling systems to increase security. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

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

     For example, on March 31, 2003, we completed the acquisition of Yxlon International Holding GmbH. Yxlon is active in businesses that are new to us and present a challenge to our management. In order to successfully integrate Yxlon’s security technologies and products, we must, among other things, integrate these into our suite of products, both from an engineering and a sales and marketing perspective. As a result, we may take longer to develop and introduce new products than we anticipate. In addition, we do not have experience developing, marketing and selling products in the non-destructive testing business, and we may not be successful competing for customers in industries with which we are unfamiliar. The difficulties of integration of Yxlon may be further complicated by the geographic distance between our U.S. offices and Yxlon’s headquarters, which are located in Germany. If we are not successful in integrating Yxlon’s security technologies into our product line, or in managing Yxlon’s non-destructive testing business, we may incur additional expenses or lose revenue opportunities for Yxlon and us, and our business results may suffer.

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

     InVision and our subsidiary, Quantum Magnetics, were named as defendants in a number of lawsuits relating to the terrorist acts of September 11, 2001. The cost of defending these and other product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $200.0 million. We also have war and terrorism insurance in the amount of $200.0 million, including up to $50.0 million under our product liability insurance. We cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

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

     In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through September 28, 2003, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the United States. EDS product and service sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 64.4% of our total revenues in the year ended December 31, 2003 and 81.2% of our total revenues in the year ended December 31, 2002. In the year ended December 31, 2003, 18 customers accounted for all of our EDS units sold during the year, and in the year ended December 31, 2002, ten customers accounted for all of our EDS products sold during the year. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

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

     The sales cycle of our EDS products is often lengthy due to the protracted approval process that typically accompanies large capital expenditures and the time required to manufacture and install our EDS products. Typically, six to twelve months may elapse between a new customer’s initial evaluation of our systems and the execution of a contract. Another three months to a year may elapse prior to shipment of our EDS products as the customer site is prepared and our EDS products are manufactured. In addition, in the United States, budgetary debates in Congress, may result in additional delays in the purchase of additional EDS products. During the sales cycle we expend substantial funds and management resources but recognize no associated revenue.

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

     Quantum’s contract research and development backlog includes funded and unfunded awards from government agencies for which services have not yet been performed. At December 31, 2003, our Quantum contract research and development backlog was $13.0 million, $7.7 million of which was funded.

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

     Sales to countries other than the United States accounted for 29.0% of our revenues in the year ended December 31, 2003. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

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

     In 2003, the cost of certain international currencies has increased due to fluctuations in the exchange rate of the U.S. dollar against the euro. As a result of our international operations and Yxlon operations, we generate a significant portion of our net sales and incur a significant portion of our expenses in currencies other than the U.S. dollar, primarily the euro. Future fluctuations in this exchange rate could adversely affect our results because we pay our non-U.S. employees and certain suppliers in local currencies, and, in some cases, our sales contracts are denominated in local currencies. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

     Yxlon generally transacts business in euros. Consequently, its financial condition and results of operations are reported in euros and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against the euro will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against the euro will have a positive effect on reported revenues and operating profit. However, Yxlon’s customer contracts that are denominated n U.S. dollars will be adversely affected by the depreciation of the U.S. dollar.

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

We may not be selected to provide post-warranty service on our CTX products, and if we are selected to provide post-warranty services, these services may not be profitable for us.

     We offer to our customers the opportunity to buy a service contract from us, which provides for scheduled maintenance, repairs and parts once a warranty period on a CTX product has expired (which is typically a one-year period). If we are not selected to provide post-warranty service, this would harm our business. Some of our post-warranty service contracts contain fixed pricing terms. If our actual costs, including actual material usage or service delivery costs, exceed our revenues under these service agreements, our operating results could be adversely affected. We are currently in negotiations for the renewal of our agreement to provide service to our CTX products owned by the TSA. We cannot assure investors that the agreement will be renewed, or will be renewed on financial advantageous terms. In addition, historically, we have sold service contracts on most eligible CTX products deployed internationally. We may not achieve this level of service contract sales in the future.

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

     The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $3.1million for the year ended December 31, 2003, and $886,000 for the year ended December 31, 2002. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum products of $13.1 million for the year ended December 31, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

     The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior to September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. During 2003, our closing stock price has fluctuated from a low of $20.33 per share to a high of $34.41 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock and the notes.

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

ITEM 2. PROPERTIES

     Our principal corporate office and EDS manufacturing facility are located in Newark, California, and consist of approximately 112,000 square feet under a lease that expires in August 2007. We have an option to extend the lease for five years. We also entered into an amendment to the original Newark agreement to lease a second facility consisting of 18,700 square feet. The lease for the second facility expires in September 2004.

     Yxlon’s principal office and primary NDT manufacturing facility are located in Hamburg, Germany, and consist of approximately 64,000 square feet under a lease that expires in March 2009. Yxlon also leases a 16,000 square foot facility in Hamburg for its XRD business on a month-to-month basis with a three-month termination clause. Yxlon leases a manufacturing facility in Copenhagen, Denmark, consisting of approximately 37,000 square feet under a month-to-month lease that may be terminated with six months’ notice. Yxlon International Inc., the NDT sales company in the United States, leases a facility in Akron, Ohio consisting of approximately 61,000 square feet under a lease that expires in October 2005. Yxlon leases sales offices in Japan consisting of 3,000 square feet under leases that expire in January 2005.

     Quantum’s principal office and manufacturing facility are located in San Diego, California, and consist of approximately 58,400 square feet under a lease that expires in December 2012, with a one-time option to extend the lease another ten years.

     Inovec’s principal office and manufacturing facilities are located in Eugene, Oregon in several buildings consisting of one building of approximately 5,000 square feet under a lease that expires in April 2005, and three buildings of approximately 10,000 square feet, 4,500 square feet, and 4,000 square feet, all on a month-to-month basis. In February 2004, Inovec signed a new lease for a facility of approximately 33,000 square feet. The lease commences in May 2004 and expires in April 2009. Inovec expects to completely move out of its current facilities by the end of the second quarter of 2004.

     We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 8 of the notes to the consolidated financial statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

     InVision and our subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in a number of lawsuits in approximately 110 products liability lawsuits by individual plaintiffs seeking damages for wrongful death relating to the terrorist acts of September 11, 2001. The litigation in connection with the terrorist acts of September 11, 2001 have been consolidated in In re: September 11 Litigation, 21 MC 97 (AKH); Lopez, et al v. United Airlines, et al., 1:02-cv-458, United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 39 complaints that remain active. Each of the active complaints with which we have been served alleges that the defendants breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. We believe that the plaintiffs’ claims lack merit, especially in light of the fact that we did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. We have recently been advised by the Plaintiffs' Executive Committee that InVision and Quantum Magnetics will be dismissed as defendants from all active complaints on or before March 31, 2004, plaintiffs' deadline to file and serve amended Master Complaints. If InVision and Quantum Magnetics are not dismissed, we must answer or otherwise respond to any amended Master Complaints in which we are listed as defendants by April 30, 2004 and must answer or otherwise respond to plaintiffs' individual complaints by May 15, 2004. We intend to vigorously defend any of these lawsuits in which InVision or Quantum Magnetics continue to be named as defendants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock has been traded on the Nasdaq National Market under the symbol “INVN” since May 15, 1997. Prior to that date, our common stock had been traded on the Nasdaq SmallCap Market under the symbol “INVN” since April 23, 1996. The following table sets forth for the periods indicated the high and low sale prices for our common stock, as reported by the Nasdaq National Market. On March 1, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $36.19.

	High	Low
Year ended December 31, 2003
First Quarter	$29.70	$19.82
Second Quarter	$25.10	$20.65
Third Quarter	$27.97	$22.02
Fourth Quarter	$34.72	$24.08
Year ended December 31, 2002
First Quarter	$49.76	$24.70
Second Quarter	$43.40	$17.42
Third Quarter	$37.25	$21.60
Fourth Quarter	$37.50	$22.78

Stockholders

     As of March 1, 2004, we had approximately 160 record holders of our common stock.

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

     The selected consolidated balance sheet data as of December 31, 2003 and 2002 and the selected consolidated statement of operations data for each year in the three years ended December 31, 2003, have been derived from our audited consolidated financial statements appearing elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 and the consolidated statement of operations data for the years ended December 2000 and 1999 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. Product cost of revenues is net of reimbursable ramp up costs from the TSA of $11.0 million in 2002. Cost of revenues and operating expenses are net of amounts reimbursed under contracts and grants with governmental agencies of $3.1 million in 2003, $866,000 in 2002, $8.3 million in 2001, $1.7 million in 2000, and $865,000 in 1999. We acquired Yxlon at the beginning of the second quarter of 2003. Yxlon’s results are only accounted for in the consolidated results starting in the second quarter of 2003. Yxlon acquired Hapeg during the third quarter of 2003. Hapeg results are consolidated with Yxlon’s results from the date of acquisition. We acquired Inovec, which was accounted for as a purchase effective January 1, 2000 and, accordingly, Inovec’s results of operations are only included in the consolidated statement of operations data for the years ended December 31, 2003, 2002, 2001 and 2000.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Product revenues	$351,573	$411,426	$46,536	$58,713	$43,160
Service revenues	51,793	15,622	11,239	9,801	4,582
Contract research and development revenues	13,131	12,083	16,556	10,632	10,694

Total revenues	416,497	439,131	74,331	79,146	58,436

Cost of revenues:
Product costs	204,419	234,767	28,782	39,333	24,886
Service costs	31,166	10,761	7,162	6,512	3,678
Contract research and development costs	8,396	8,708	13,010	7,849	7,739

Total cost of revenues	243,981	254,236	48,954	53,694	36,303

Gross profit	172,516	184,895	25,377	25,452	22,133

Operating expenses:
Research and development	26,323	20,622	7,979	11,039	10,443
Selling, general and administrative	45,232	31,744	14,727	16,551	11,767
In process research and development (Yxlon)	4,300	—	—	—	—

Total operating expenses	75,855	52,366	22,706	27,590	22,210

Income (loss) from operations	96,661	132,529	2,671	(2,138)	(77)
Interest expense	(1,693)	(399)	(289)	(195)	(227)
Interest and other income, net	3,903	38	570	527	754

Income (loss) before income taxes	98,871	132,168	2,952	(1,806)	450
Provision (benefit) for income taxes	41,925	53,874	(4,571)	—	67

Net income (loss)	$56,946	$78,294	$7,523	($1,806)	$383

Net income (loss) per share:
Basic	$3.32	$4.90	$0.58	($0.14)	$0.03

Diluted	$3.10	$4.40	$0.52	($0.14)	$0.03

Weighted average shares outstanding:
Basic	17,132	15,987	12,998	12,510	12,133
Diluted	18,368	17,803	14,343	12,510	12,751

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$276,939	$159,736	$13,378	$11,908	$24,169
Working capital	$364,793	$227,074	$49,634	$37,672	$40,913
Total assets	$486,068	$417,787	$89,733	$69,332	$62,987
Long-term liabilities	$127,244	$653	$680	$1,861	$1,181
Total stockholders’ equity	$290,681	$236,713	$61,420	$47,504	$47,485

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

     In September 2003, we completed a private offering of $125.0 million aggregate principal amount of our 3% convertible senior notes due 2023. The notes are convertible into our common stock, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share. The notes will be redeemable for cash at our option beginning on October 1, 2008. Holders of the notes have the option to require us to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018. The holders of the notes will also have the ability to require us to purchase the notes in the event that we undergo a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be.

     On March 31, 2003, we completed the acquisition of Yxlon International Holding GmbH for $41.7 million in cash, calculated at the then effective conversion rate for the euro, incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003, for a total purchase price of $44.3 million. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing, or NDT, systems for a wide range of industrial applications, and systems that use X-ray based diffraction, or XRD, technology for explosives detection. We would make an additional payment of ¬5.0 million if Yxlon’s XRD system is certified for explosives detection by the TSA by June 30, 2004. On August 1, 2003, we completed the acquisition of Hattinger Pruf- und Entwicklungs- GmbH, or Hapeg, an engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography for ¬2.9 million or $3.4 million in cash, calculated at the then effective conversion rate for the euro.

     Our goodwill and intangible assets increased by $33.9 million from $1.6 million at December 31, 2002 to $35.5 million at December 31, 2003, primarily as a result of $31.7 million of goodwill and intangible assets acquired pursuant to our acquisition of Yxlon, partially offset by the amortization of our intangible assets. Based on an independent valuation, the intangible assets we acquired included $8.7 million of developed and core technology, $2.8 million of trademarks, $18.7 million of goodwill and $1.5 million of other intangible assets.

     We determine our segments based on how our Chief Executive Officer and Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, we presented segment information based on three reportable segments: EDS, Quantum and Wood. As a result of the acquisition of Yxlon, we now have two reportable segments, EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments including Quantum, Wood and XRD were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment. See Note 11 of the consolidated financial statements for additional information about our reportable segments.

     As a result of the completion of the initial deployment following the September 11, 2001 terrorist attacks and the time it takes to construct modifications to retrofit airports to accommodate in-line EDS equipment, the market for many of our products is in a period of transition. The demand for a significant portion of our products is also subject to the budgetary process of the federal government. We anticipate a decline in EDS revenues for 2004. As a result, we are planning to reduce costs.

     Our ability to reduce costs will be critical to maintaining our gross margins and desired level of earnings. Due to a number of factors including the timing, size and mix of orders from our relatively small number of customers, particularly the TSA, our revenues have varied significantly from time to time. We expect that trend to continue. In addition, substantial components of our quarterly and annual operating expenses are, and will continue to be, relatively fixed in nature. This means that revenue fluctuations will cause our quarterly and annual operating results to vary substantially. Our ability to increase our operating efficiency, further reduce the costs of components and otherwise control costs during a period of further declining sales in a business already characterized by significant fluctuations in volume is difficult to predict.

     Our revenues are primarily comprised of:

•	EDS product revenues, which include revenues from sales of CTX products, accessories and related installation and configuration, and EDS service revenues, which include revenues from maintenance contracts related to product support, integration and other services, including those complex integrations and configurations that are separate from product revenues; and

•	NDT product revenues, which include revenues from the design, assembly and installation of X-ray systems and associated components for industrial NDT, and NDT service revenues, which include revenues from maintenance contracts related to product support.

     We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. International sales represented 29.0% of total revenues for the year ended December 31, 2003, 11.7 % of total revenues for the year ended December 31, 2002, and 32.5 % of total revenues for the year ended December 31, 2001.

     EDS. In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers. For example, in 2003 eighteen customers accounted for all of our EDS products sold. The number of our customers does not vary widely from period to period. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. EDS product and service sales to the FAA and, following the formation of the TSA, to the TSA, accounted for 77.9% of our EDS revenues for the year ended December 31, 2003, 85.6% of our EDS revenues in the year ended December 31, 2002, and 43.4% of our EDS revenues in the year ended December 31, 2001. There were no other EDS customers who accounted for more than 10% of total revenues in the years ended December 31, 2003, 2002 and 2001.

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

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product revenues	84.4%	93.7%	62.6%
Service revenues	12.4	3.6	15.1
Contract research and development revenues	3.2	2.7	22.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product costs	49.1	53.5	38.8
Service costs	7.5	2.5	9.6
Contract research and development costs	2.0	2.0	17.5

Total cost of revenues	58.6	58.0	65.9

Gross margin	41.4	42.0	34.1

Operating expenses:
Research and development	6.3	4.7	10.7
Selling, general and administrative	10.9	7.2	19.8
In process research and development (Yxlon)	1.0	—	—

Total operating expenses	18.2	11.9	30.5

Income from operations	23.2	30.1	3.6
Interest expense	(0.4)	(0.1)	(0.4)
Interest and other income, net	1.0	—	0.8

Income before income taxes	23.8	30.0	4.0
Provision for (benefit from) income taxes	10.1	12.2	(6.1)

Net income	13.7%	17.8%	10.1%

     On March 31, 2003, the first day of our second quarter, we acquired Yxlon. Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included only for the last three quarters of 2003.

     Comparison of Fiscal Years 2003 and 2002

     Revenues. EDS product revenues were $303.0 million in 2003, a decrease of 24.8% from $403.1 million in 2002. The revenue decrease was mainly due to the fulfillment by the end of the second quarter of 2003 of several large orders received from the TSA during 2002. We anticipate that EDS product revenues will continue to decline in 2004. The decline in revenues is primarily being driven greater demand for our in-line EDS compared to our stand-alone EDS as a result of the completion of the initial deployment following the September 11, 2001 terrorist attacks and the time it takes to construct modifications to retrofit airports to accommodate in-line EDS equipment.

     EDS service revenues were $41.2 million in 2003, an increase of 199.5% from $13.7 million in 2002. The revenue increase results primarily from a larger number of units installed in the United States, and from services provided for our EDS products owned by the TSA in the United States and its territories, including extended-hour service. We anticipate that service revenues will increase in 2004 compared to 2003 primarily due to a larger installed based of EDS coming off of warranty. As of December 31, 2003, we had in backlog EDS equipment orders and service agreements of $65.6 million, primarily consisting of orders for EDS systems and services from international customers. We are in negotiations to renew our contract to service our EDS products owned by the TSA in the United States and its territories, and we do not anticipate disruption of service as a result of these discussions.

     NDT product revenues were $34.6 million in the nine-month period since the acquisition of Yxlon, and NDT service revenues were $8.7 million for the same period. As of December 31, 2003, we had in backlog NDT equipment orders and service agreements of $21.6 million, primarily consisting of orders for standard industrial and custom NDT systems.

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

     Gross profit for EDS products was $135.1 million in 2003, a decrease of 22.4% from $174.3 million in 2002. Gross margin percentages for EDS products were 44.6% in 2003 and 43.2% in 2002. The decrease in gross profit was due to decreased sales of our CTX products. Product gross margin percentages for the year remained approximately the same primarily as a result of improved manufacturing overhead per unit, offset by decreases in sales price as a result of volume orders from the TSA.

     Gross profit for EDS services were $16.9 million in 2003, an increase of 334.6% from $3.9 million in 2002. Gross margin percentages for EDS services were 41.0% in 2003 and 28.2% in 2002. The increase in gross profit for EDS services was primarily due to increased EDS service revenues from the growing installed base of domestic systems covered by our agreement to service our EDS products owned by the TSA in the United States and its territories, which calls for extended 24-hour coverage beyond the standard warranty coverage, and service agreements from international customers. Gross margin percentages improved primarily as the result of service overhead costs being spread over a larger base of installed units. In addition, during 2002, we incurred costs associated with the expansion of our customer support staff in anticipation of an increase in EDS services as more units were sold.

     Cost of NDT product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty. Cost of NDT services revenues primarily consists of direct labor and materials and customer support overhead. Gross profit for NDT products was $7.9 million in the nine-month period since the acquisition of Yxlon. Gross margin percentage for NDT products was 22.8% for the same period. We are in the process of developing parts cost reduction programs for NDT. We believe these programs will improve gross margins for NDT products commencing in the third quarter of 2004, although such anticipated improvements may be reduced due to exchange rate fluctuations.

     Gross profit for NDT service was $3.2 million in the nine-month period since the acquisition of Yxlon. Gross margin percentage for NDT services was 37.0% for the same period. We do not anticipate meaningful changes in gross margin for NDT services in 2004.

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

     Net research and development expenses for EDS were $20.4 million in 2003, an increase of 15.8% from $17.7 million in 2002. The net numbers reflect amounts reimbursed by the TSA and other government agencies of $3.1 million in 2003 and $566,000 in 2002. Net research and development expenses for EDS as a percentage of EDS revenues were 5.9% in 2003 and 4.2% in 2002. The increase in research and development expenses for EDS in 2003 was primarily due to increased spending on several initiatives to support our growth, partially offset by the receipt of $3.1 million of government funding for research projects. With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS machines will be operated at or near capacity for extended periods. We are continuing to invest in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operating at capacity, although we anticipate that amounts spent on sustaining engineering efforts will decrease in 2004. We are also continuing to develop product enhancements for our existing line of EDS machines. In addition, we are continuing our development of our CTX 1000 system under the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports.

     Research and development expenses for NDT were $2.4 million in the nine-month period since the acquisition of Yxlon. Research and development expenses for NDT as a percentage of NDT revenues were 5.6% for the period. In order to strengthen our role as world leading supplier of X-ray solutions for NDT applications, we plan to increase the research and development expenses for NDT in 2004.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses for EDS were $26.8 million in 2003, an increase of 9.2% from $24.6 million in 2002. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 7.8% in 2003 and 5.9% in 2002. The increase in selling, general and administrative expenses for EDS in absolute dollars in 2003 was primarily due to an increase in headcount and employee-related expenses in 2003 as compared to the prior year.

     Selling, general and administrative expenses for NDT were $11.9 million in the nine-month period since the acquisition of Yxlon. Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 27.4% for the period. We anticipate that the selling, general and administrative expenses as a percentage of NDT revenues will decline in 2004 due to an expected increase in NDT sales volume compared to 2003.

     Interest Expense. Interest expense was $1.7 million in 2003 and $399,000 in 2002. Interest expense resulted primarily from the issuance of $125.0 million of convertible senior notes in September 2003, along with fees associated with our working capital lines of credit, equipment term loans, capital leases and financing for insurance premiums and interest expense associated with long term debt.

     Interest and Other Income, Net. Interest and other income, net, was $3.9 million in 2003 and $38,000 in 2002. The amount for 2003 consisted of interest income on cash, cash equivalents and short-term investments of $2.1 million, and other income of $1.8 million, including a net $1.5 million in foreign exchange gain. The amount for 2002 consisted primarily of interest income on cash and cash equivalents of $1.9 million, offset by other expenses of $1.9 million, primarily consisting of $1.2 million of net foreign exchange losses primarily related to foreign exchange contracts entered into in advance of adopting hedge accounting in May 2002 and a contingent settlement amount of $700,000. The increase in interest income on cash, cash equivalents and short-term investments was in part due to interest on the proceeds received in September 2003 from the offering of our 3% convertible senior notes due 2023, which we also anticipate will lead to an increase in such interest income in 2004.

     Provision for Income Taxes. The provision for income taxes was $41.9 million in 2003 and $53.9 million in 2002. Our effective tax rate was 42.4% in 2003 and 40.8% in 2002. The increase in the effective tax rates in 2003 compared to 2002 was mainly due to a $4.3 million expense for in-process research and development associated with the acquisition of Yxlon’s X-ray diffraction business, which was not tax deductible. Our effective tax rate was different than statutory tax rates primarily due to the in-process research and development expense described above, along with certain other permanent differences between book and taxable income. We expect that our effective tax rate will be reduced to a limited extent in future years. At December 31, 2003, we had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $321,000 and $15.8 million available to reduce future federal, state and foreign taxable income, respectively. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. The foreign net operating loss carryforwards may be carried over indefinitely and will not expire. The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

     Comparison of Fiscal Years 2002 and 2001

     Revenues. EDS product revenues were $403.1 million in 2002, an increase of 1,004% from $36.5 million in 2001. This increase in system sales and related accessories reflects the orders received from the FAA and the TSA during 2002, as well as international customers in late 2001 and 2002, resulting from the increased focus on aviation security following the terrorist attacks of September 11, 2001. The increase in EDS product revenues was slightly offset by volume discounts. EDS service revenues were $13.7 million in 2002, an increase of 43.4% from $9.6 million in 2001. The increase in service revenues was a result of signing an agreement with Siemens, which was retroactive to November 2002, to service our EDS units owned by the FAA and the TSA in the United States and its territories and service contract revenues from international customers for new support and maintenance agreements for CTX products for which warranty periods expired during the year.

     Gross Profit. Gross profit for EDS products was $174.3 million in 2002, an increase of 1,125% from $14.2 million in 2001. Gross margins for EDS products were 43.2% in 2002 and 39.0% in 2001. In addition to significant TSA shipments in 2002, the improvement in EDS product gross profit was partially due to amounts reimbursable from the TSA for ramp up costs, which consist of consulting expenses, vendor expedite charges and subcontractor manufacturing set-up costs, totaling $11.0 million. If this amount were not reimbursable, these elements of ramp up costs would have been expensed. The overall improvement in product gross profit was partially offset by $5.3 million in inventory write downs and accrued vendor cancellation fees. During 2002, in anticipation of receiving additional TSA orders for our CTX 5500 DS model, we purchased and made commitments to purchase large quantities of critical components to build CTX 5500 DS machines. These anticipated TSA orders were largely replaced by orders for our CTX 9000 DSi model and, at year-end, our CTX 5500 DS raw material inventory levels were in excess of our anticipated requirements. Accordingly, we wrote down a portion of our CTX 5500 DS inventory and accrued cancellation fees which taken together totaled $5.3 million during 2002. The improvement in EDS product gross margin percentages was primarily due to lower manufacturing overhead per unit, resulting from a larger increase in units produced relative to the increase in fixed costs during 2002.

     Gross profit for EDS services was $3.9 million in 2002, an increase of 20.2% from $3.2 million in 2001. Gross margins for EDS services were 28.2% in 2002 and 33.7% in 2001. The decrease in gross margin percentages was primarily due to the need to increase EDS customer support overhead costs necessary to support an increasing installed base of EDS units. Because product sales are initially covered for support services under warranty, there is approximately a 15 to 18 month time lag from shipment to recognizing significant service contract revenue tied to the increased sales of EDS products. However, the EDS product customer is not obligated to purchase support services from us after the warranty period, so additional service contract revenues are not assured by product sales. The increased support costs with no immediate service revenue for recent product sales was the primary reason for lower gross margin for 2002 compared to that in 2001.

     Research and Development. Gross research and development expenses for EDS were $18.2 million in 2002, an increase of 70.9% from $10.7 million in 2001. Gross research and development expenses for EDS as a percentage of EDS revenues were 4.4% in 2002 and 23.1% in 2001. Net research and development expenses for EDS were $17.7 million in 2002, an increase of 254.8% compared to $5.0 million in 2001. Net research and development expenses for EDS as a percentage of EDS revenues were 4.2% in 2002 and 10.8% in 2001. The increase in gross research and development expenses for EDS was primarily due to an increased focus on several initiatives to support our growth. The increase in net research and development expenses for EDS was primarily due to Quantum’s development of an upgrade to the CTX family of explosives detection systems utilizing QR and less funding received from the ARGUS grant in the current year compared to the prior year. The decrease of gross and net research and development expenses for EDS as a percentage of revenues was primarily due to a significant increase in revenues.

     Selling, General and Administrative. Selling, general and administrative expenses for EDS were $24.6 million in 2002, an increase of 186.0% from $8.6 million in 2001. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 5.9% in 2002 and 18.6% in 2001. Part of the increase in expenses for EDS was the result of an increase in expenditures to consultants and professional fees of $4.5 million, such as investigations relating to potential acquisitions and investor and public relations, employee headcount of $3.3 million, insurance costs of $2.2 million and sales commissions of $2.1 million, all related to the growth of our business compared to the prior year. The decrease in selling, general and administrative expenses for EDS as a percentage of revenues was primarily due to the increase in EDS revenues.

     Interest Expense. Interest expense increased to $399,000 in 2002 from $289,000 in 2001. The increase in interest expense was primarily due to increased activities within our financing for insurance premiums, and increased activities within our lines of credit, such as more standby letters of credit issued to secure guarantees to customers, in 2002 compared to that in 2001.

     Interest and Other Income, Net. Interest and other income, net was $38,000 in 2002 compared to $570,000 in 2001. The 2002 amount consists of interest income on cash, cash equivalents and short-term investments of $1.9 million, offset by other expenses of $1.9 million, primarily consisting of $1.2 million of net foreign exchange losses primarily related to foreign exchange contracts entered into in advance of adopting hedge accounting in May 2002 and a contingent settlement amount of $700,000. The 2001 amount consists primarily of interest income on cash equivalents and short-term investments of $297,000 and other income (net) of $273,000, primarily the reversal of a reserve due to a favorable outcome of an international claim, partially offset by foreign exchange losses.

     Provision for (Benefit from) Income Taxes. We recorded an income tax provision of $53.9 million in 2002 compared with an income tax benefit of $4.6 million in 2001. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $1.8 million and $321,000, respectively, available to reduce future federal and state taxable income. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

     At December 31, 2003, we had $276.9 million in cash, cash equivalents and short-term investments, compared to $159.7 million in cash and cash equivalents at December 31, 2002.

     Net cash provided by operating activities was $51.4 million in 2003, compared to $65.4 million provided by operating activities in 2002. Cash provided by operating activities in 2003 primarily resulted from significant accounts receivable collections from the TSA resulting in a $100.6 million decrease in accounts receivable. Other significant items include net income of $56.9 million, enhanced by the non-cash effects of the $5.9 million of depreciation and amortization, and the $4.3 million in-process research and development expense related to the Yxlon acquisition. Partially offsetting these increases to net cash provided by operating activities was a $79.8 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long-lead shipments. A $62.4 million decrease in accounts payable and accrued liabilities also contributed to decreasing the net cash provided by operating activities.

     Cash provided by operating activities in 2002 primarily resulted from a

     $81.9 million increase in deferred revenues, consisting primarily of long-lead deposits on delivery orders from the TSA, a $70.3 million increase in accounts payable and accrued liabilities, net income of $78.3 million enhanced by the $9.2 million effect of income tax benefits from employee stock transactions, and the $3.6 million non-cash effect of depreciation and amortization, partially offset by a $118.4 million increase in accounts receivable, a $37.7 million increase in inventories, and a $11.0 million increase in other current assets, primarily consisting of $8.3 million in prepaid inventory purchases, $1.6 million of ramp up costs to be recovered from the TSA and $1.0 million in recoverable value-added tax.

     Net cash used in investing activities was $145.2 million in 2003, compared to $2.9 million in 2002. Net cash used in investing activities in 2003 resulted primarily from purchase of short-term investments of $94.7 million and from payments of $42.3 million, net of cash acquired, in connection with the Yxlon acquisition. In addition, other net cash uses were $3.3 million in acquisition of capital equipment, a $1.5 million payment for an equity investment and product distribution rights in SafeView, Inc., a company developing an advanced personnel screening portal system, and $3.4 million for the Hapeg acquisition. Net cash used in investing activities in 2002 resulted primarily from $4.7 million in purchases of capital equipment, offset by proceeds from the sale of short-term investments of $1.9 million.

     Net cash provided by financing activities was $115.8 million in 2003, compared to $85.9 million in 2002. Net cash provided by financing activities in 2003 primarily resulted from the issuance of $125.0 million of convertible senior debt, offset by related debt issuance costs of $4.5 million and a stock repurchase of $12.5 million. In addition, there was $3.5 million in net proceeds from short-term borrowings and $4.6 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options. Net cash provided by financing activities in 2002 primarily resulted from $87.8 million in net proceeds from the sale of common stock to the public and under our employee stock purchase plan and exercises of stock options, partially offset by $1.9 million in repayments of long-term and short-term debt, net of proceeds.

     Effective December 2003, we had a line of credit agreement for our U.S. operations that provides for maximum borrowings in an amount up to $30.0 million. Borrowings under this agreement bear interest at the bank’s prime rate minus 0.5% (3.5% at December 31, 2003). The agreement expires in December 2005 and require that the EDS segment maintain certain levels of tangible net worth. We may use proceeds of loans under this line of credit for general corporate purposes. At December 31, 2003, we had no borrowings outstanding under these agreements. However, at December 31, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $17.0 million is secured by the lines of credit, and foreign exchange contracts for which a 10% reserve of $1.7 million is secured by the lines of credit. We had remaining available borrowing capacity under the line of credit of $11.3 million at December 31, 2003.

     As of December 31, 2003, we had letters of credit totaling $17.0 million as guarantees primarily to customers for performance and delivery commitments, and to foreign creditors to our subsidiary entities. In addition, we have one guarantee to an insurance carrier for premium payment commitments. The guarantees range from two months to nine years from December 31, 2003 until expiration.

     As of December 31, 2003, we had two primary sources of financing from German banks for Yxlon. The first agreement is a line of credit that provides for maximum borrowings in an amount up to €6.6 million or $8.3 million at December 31, 2003. The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €5.2 million, or $6.6 million, at December 31, 2003. The expiration date for each of these agreements is March 2004. Borrowings under these agreements bear interest at a rate of 5.75%. At December 31, 2003, we had debt balances of $5.3 million outstanding under these agreements. In addition, at December 31, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $3.9 million is secured by the lines of credit. Therefore, we had remaining available borrowing capacity under the lines of credit of approximately €4.5 million, or $5.7 million, at December 31, 2003.

Contractual Obligations and Commitments

     The following table depicts our contractual obligations as of December 31, 2003 (in thousands):

	Payment Due by Period
		Less than	1-3	More than
Contractual Obligations	Total	1 year	years	3 years
Long-term debt	$125,000	$—	$—	$125,000
Operating leases	22,286	4,815	7,465	10,006
Short-term debt	5,581	5,581	—	—
Other long-term liabilities	1,390	—	—	1,390
Capital lease obligations	619	287	332	—

Total contractual cash obligations	$154,876	$10,683	$7,797	$136,396

     At December 31, 2003, we had commitments of $17.3 million for foreign exchange forward contracts, which are used to hedge against existing receivables and orders. These contracts expire within one year, when we will need to provide the euro currency from forecasted customer receipts to receive $17.3 million. We have no material obligations or commitments other than the obligations specified in the table above and the commitments specified in this paragraph.

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

     Revenue Recognition. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the TSA that have been demonstrated to meet product specifications prior to shipment, we recognize product revenues at shipment and defer the portion of revenues relating to installation and training until these services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of these services and generally represent less than 5% of these arrangements. Installation is generally completed within a relatively short period of time, typically less than one week. We have a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Some airport installations require more involved integration with baggage handling systems and take longer than most routine installations. Integration services are separately priced from products in sales agreements and we recognize service revenues under these agreements as services are performed.

     Sales of EDS and NDT products and services to customers in foreign countries have varying contractual terms and are governed, in part, by regulations in foreign jurisdictions. Accordingly, we recognize revenue based on the specific facts and circumstances surrounding each transaction. Revenue recognition on foreign sales is affected by our determination of when legal title and risk of loss pass to foreign customers as well as by our evaluation of our enforceable rights to unbilled amounts at the balance sheet date for transactions that have been recognized as revenues. For foreign sales of EDS and NDT products that have been demonstrated to meet product specifications prior to shipment, where title and risk of loss pass to the customer at shipment, and where we either have an enforceable claim at the balance sheet date for remaining unbilled amounts or have the ability to invoice the customer for any unbilled amounts after a fixed period of time regardless of whether installation is completed, we recognize product revenue at shipment and defer and recognize the fair value of installation and training revenue, if any, as services are performed. For sales of EDS and NDT products to foreign customers where title and risk of loss for such products pass upon completion of installation, we recognize product revenues at the completion of installation and acceptance by the customer. In other sales of EDS and NDT products to foreign customers where a portion of the contract price is withheld until installation is completed and where we do not believe we have an enforceable claim at the balance sheet date through which we can realize some or all of the withheld amount, we defer and recognize as revenue the greater of that portion of the contract price or the fair value of the installation and training at the completion of installation and acceptance by the customer.

     Inventory. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on actual and forecasted demand for our products. The business environment in which we operate is subject to rapid changes in customer demand. We perform a detailed assessment of inventory by segment each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we may record a write down to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value.

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

Recently Issued Accounting Standards

     Revenue Arrangements with Multiple Deliverables. In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. There was no impact from the adoption of EITF 00-21 on our consolidated financial statements.

     Accounting and Disclosure Requirements for Guarantees. In December 2002, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We adopted the disclosure requirements of FIN 45 in the fourth quarter of 2002. The adoption of FIN 45 did not materially impact our consolidated financial statements.

     Accounting for Costs Associated with Exit or Disposal Activities. On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, or EITF 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. There was no effect on our consolidated financial statements from the adoption of SFAS 146.

     Consolidation of Variable Interest Entities. The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, in January 2003, and a revised interpretation of FIN 46, or FIN 46-R, in December 2003. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities it believes are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We do not expect the adoption of FIN 46-R to have an impact on our consolidated financial statements.

     Accounting for Derivative Instruments and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact from the adoption of SFAS No. 149 on our consolidated financial statements.

     Accounting for Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” or FSP 150-3, which defers the effective date for various provisions of SFAS No. 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on our consolidated financial statements.

     Revenue Recognition. In December 2003, the SEC staff issued Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy,” or SAB 104, which revises or rescinds portions of the revenue recognition interpretive guidance included in the Staff Accounting Bulletin codification to make it consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to revenue recognition guidance no longer necessary due to developments in U.S. GAAP. SAB 104 also rescinds the Frequently Asked Questions and Answers document issued in conjunction with the release of Staff Accounting Bulletin No. 101. The adoption of SAB 104 did not materially impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We consider investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. We maintain an investment portfolio of various holdings, types, and maturities. (See Note 16 to the consolidated financial statements). These securities are classified as available for sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. The following table summarizes our cash, cash equivalents and short-term investments for the periods indicated (in thousands):

	December 31,
	2003	2002
Cash and cash equivalents	$182,382	$159,736
Short-term investments	94,557	—

Total	$276,939	$159,736

     At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures. The following table presents the changes in fair value in investment securities held at December 31, 2003 that are sensitive to changes in interest rates (in thousands) based on hypothetical adjustments in the applicable interest rates:

	Valuation of securities				Valuation of securities
	given an interest rate			Fair Value as of	given an interest rate
	increase of basis points			December 31,	decrease of basis points
	150 BPS*	100 BPS	50 BPS	2003	(50 BPS)	(100 BPS)	(150 BPS)*
Total	$275,836	$276,367	$276,905	$276,939	$277,902	$278,559	N/A	*

*	A shift of minus 150 basis points is highly unlikely due to the low interest rates in effect as of December 31, 2003.

     These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates, using a three-month investment horizon and hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS.

     Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. During the year ended December 31, 2003, we entered into foreign exchange forward contracts with a total notional value of approximately $6.3 million to hedge against foreign exchange risk for contracts with international customers denominated in euros and, at December 31, 2003, December 31, 2002 and December 31, 2001, we had outstanding contracts to convert euros to dollars with notional values totaling $17.3 million, $34.7 million and $16.9 million, respectively, with a negative fair value of approximately $1.4 million, $4.9 million and a positive fair value of $47,000, respectively. The following table depicts the maturities of the outstanding contract amounts (in thousands):

	Within 3
Contract Maturity	months	4-6 months	7-9 months	10-12 months	13 months
Amount at 12/31/03	$16,738	$588	$—	$—	$—
Amount at 12/31/02	13,884	18,020	2,653	99	—
Amount at 12/31/01	5,623	110	2,194	2,179	6,841

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

     We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of December 31, 2003, December 31, 2002 and December 31, 2001, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures. The analysis excludes balances and transactions pertaining to Yxlon. Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

     The cash flow impacts of our sensitivity analysis as of December 31, 2003 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at December 31, 2003):

	Contract	Fair Value as of Dec. 31,	Cash flow impact of change in exchange rates
(in thousands)	Amount	2003	10% Change	15% Change
Foreign exchange forward contracts	$17,326	$(1,410)	$1,877	$2,816
Accounts receivable	17,703	20,174	(2,017)	(3,026)
Firm orders*	10,749	14,358	(1,436)	(2,154)
Other working capital balances, net	1,366	1,325	(133)	(199)

Total			$(1,709)	$(2,563)

* Firm orders represent orders for which we have received a signed purchase order.

The cash flow impact of changes in exchange rates at December 31, 2003 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2002. We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity.

     The cash flow impact of changes in exchange rates at December 31, 2002 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and notes thereto and supplementary financial data appear on pages F-1 to F-31 of this annual report and are incorporated by reference herein.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, the Audit Committee approved engagements of Deloitte & Touche LLP for the following non-audit services: tax services, which includes services related to the review of tax returns of Yxlon International Holding GmbH.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

     The following table shows our executive officers, key employees and directors as of March 1, 2004.

Name	Age	Position
Sergio Magistri	51	President, Chief Executive Officer and Director
Donald E. Mattson	71	Senior Vice President and Chief Operating Officer
Ross Mulholland	61	Senior Vice President and Chief Financial Officer
David M. Pillor	49	Senior Vice President, Sales and Marketing and Director

Name	Age	Position
Andrew D. Siegel	38	Senior Vice President, Corporate Development
Roelof van Ark	52	President, Aviation Security
Giovanni Lanzara	64	Chairman of the Board of Directors
Stephen Blum	62	Director
Douglas P. Boyd	62	Director
Morris D. Busby	65	Director
Bruno Trezza	67	Director
Louis A. Turpen	60	Director

     Sergio Magistri has served as our President, Chief Executive Officer and a director since December 1992. From June 1991 to November 1992, he was a Project Manager with AGIE, Switzerland, a manufacturer of high precision tooling equipment, responsible for all aspects of a family of new products for high precision electro-erosion machining with sub-micron precision. From 1988 to June 1991, Dr. Magistri was a consultant to high technology companies. As a consultant, Dr. Magistri was involved in the formation of InVision, including the development of our business plan and our technology. From 1983 to 1988, Dr. Magistri held various positions with Imatron, including Engineering Physicist and Manager of Advanced Reconstruction Systems, and Director of Computer Engineering. Dr. Magistri holds a degree in Electrical Engineering and a doctorate in Biomedical Engineering from the Swiss Institute of Technology, Zurich, Switzerland.

     Donald E. Mattson has served as our Senior Vice President and Chief Operating Officer since November 2000. Mr. Mattson previously served as our Interim Vice President of Operations in 1998. In addition to his position with us, from 1992 to 2000, Mr. Mattson was a management consultant and held a number of different positions, including, among others, interim management assignments as Executive Officer of Microware Distributors, Inc., a computer distribution company, President of SyDos, a disk drive sub-systems company, and Vice President of operations of Quantum, a tape drive manufacturing company. Prior to 1992, Mr. Mattson held senior management positions at Microware Distributors, Inc., Optical Data, Inc., Media Technology Corporation, Verbatim Corporation, Memorex Corporation and Varian Associates. Mr. Mattson holds a bachelor’s degree in Industrial Management and Technology and an MBA from the University of California at Berkeley.

     Ross Mulholland has served as our Senior Vice President and Chief Financial Officer since March 2001. From January 2000 to October 2000, Mr. Mulholland was Chief Financial Officer and Vice President of Operations of TechPlanet, a Silicon Valley private company providing information technology services. In 2001, TechPlanet filed for bankruptcy protection under Chapter 7. Before that, he was Vice President and Chief Financial Officer at Silicon Entertainment, a technology-based specialty retailer, from 1998 to 2000, and Senior Vice President and Chief Financial Officer for The Nature Company/Discovery Channel Stores, a specialty retailer and direct marketing company, from 1995 to 1997. He has also held senior management positions with several leading national retailers, including Dayton-Hudson Corporation. Mr. Mulholland holds a bachelor’s degree in Liberal Arts and an MBA from Wayne State University.

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

     Andrew D. Siegel has served as our Senior Vice President, Corporate Development since April 2003. Mr. Siegel joined us in 2002 and was our Vice President, Business Development from May 2002 to December 2002 and Vice President, Corporate Development from January 2003 to March 2003. From April 2000 to February 2002, Mr. Siegel was a Vice President in the corporate and institutional client group of Merrill Lynch & Co., an investment bank. From December 1998 to January 2000, he was Vice President of Granite Associates, a private investment firm in Liberty, New York. Prior to then, Mr. Siegel was an attorney at Skadden Arps Slate Meagher and Flom LLP, specializing in mergers and acquisitions. Mr. Siegel received a Juris Doctor from New York University School of Law and a bachelor’s degree in political science and communications from Syracuse University.

     Roelof van Ark joined InVision in August 2003 as President, Aviation Security. From May 1999 to November 2002 , Mr. van Ark was President and Chief Executive Officer of Siemens Transportation Systems, a subsidiary of Siemens, a company that supplies capital equipment to transit and rail authorities in North America and some regions of South America. From October 1995 to April 1999, he served as President of the Turnkey Transportation Systems Group, Siemens AG, a supplier of turnkey rail-transportation projects world wide. Mr. van Ark holds a bachelor’s degree in Electrical Engineering and an MBA from the University of the Witwatersrand, Johannesburg.

     Giovanni Lanzara has served as a director since September 1990 and as Chairman of the board of directors since March 1994. Since 1978, he has served as a professor and President of the Transportation Engineering Department at the University of Aquila, Rome, Italy. Dr. Lanzara has been President of the International Center for Transportation Studies since 1987. Dr. Lanzara served as a director of Imatron from August 1993 to June 1996.

     Stephen Blum has served as a director since June 2001. Since April 2003, Mr. Blum has served as Managing Director of Chai Tech LLC, which provides consulting services in technology transfers and licensing and strategic relationships. From 2001 to April 2003, Mr. Blum became Vice President of Tejas Securities Group. From 1990 to 2002, he served as President of Donald & Co. Securities, Inc., an investment banking and brokerage firm that ceased operations in September 2002. In connection with Donald & Co. Securities, Inc. ceasing operations as a brokerage firm, the National Association of Securities Dealers, Inc. fined Mr. Blum and suspended him from running a brokerage firm for three months because of the failure of Donald & Co. Securities, Inc. to meet net capital requirements. From August 2001 to January 2003, Mr. Blum served as a director and officer of THCG, Inc., which provided investment banking and other financing advisory services. Mr. Blum holds a bachelor’s degree from New York University’s School of Commerce.

     Douglas P. Boyd has served as a director since June 1993 and previously served as a director from September 1990 to December 1992. Dr. Boyd was a founder of Imatron in 1981 and has held various positions at Imatron, including as the Chairman of its board of directors, through its acquisition by General Electric Medical Systems in December 2001. Since the acquisition, Dr. Boyd has been employed by GE Imatron, a GE Medical Systems Company, as Chief Scientist.

     Morris D. Busby has served as a director since March 1998. Since 1995, Ambassador Busby has served as President of BGI, Inc., an international consulting firm. From 1991 to 1994 he was ambassador to the Republic of Colombia and from 1989 to 1991 he was the U.S. government’s U.S. coordinator for counter-terrorism and directed the international efforts against terrorism during the Persian Gulf War. Prior to that time, he was Principal Deputy Assistant Secretary of State for Inter-American Affairs. From 1984 to 1987 he was Deputy Chief of Mission in Mexico City. Ambassador Busby holds a bachelor’s degree from Marshall University and a master’s degree from George Washington University.

     Bruno Trezza has served as a director since November 1993. Since 1974, he has served as a professor of economics at the University “La Sapienza” in Rome, Italy. From 1980 to 1981, Dr. Trezza served as an economic advisor to the Italian Prime Minister. From 1974 to 1983, he served as a member of the Committee for Economic Planning of the Italian Ministry of Planning. He has served as a director of several private companies and public institutions in Italy. Dr. Trezza holds a degree in law from the University of Napoli, a master’s degree in economics from Cambridge University and a doctorate degree in economics from the Italian Ministry of Public Education.

     Louis A. Turpen has served as a director since August 2001 and previously served as a director from 1992 to 1995. He has served as the President and Chief Executive Officer of the Greater Toronto Airports Authority since November 1995. Prior to that, he served as Chief Executive Officer of San Francisco International Airport for fourteen years. Mr. Turpen holds a bachelor’s degree in Civil Engineering from the United States Air Force Academy and an MBA from Roosevelt University.

Audit Committee

     The Audit Committee currently consists of Dr. Douglas Boyd, Dr. Bruno Trezza and Stephen Blum, each of whom is independent under current listing standards of The Nasdaq Stock Market. In addition, the board of directors has reviewed the qualifications and experience of Dr. Boyd, including his experience in supervising and evaluating the preparation of audited financial statements, and has determined that Dr. Boyd qualifies as an “audit committee financial expert” within the meaning of the current rules of the Securities and Exchange Commission. Each of the current Audit Committee members served throughout fiscal 2003. The Audit Committee:

•	meets with our independent auditors at least annually to review the results of the annual audit and to discuss the financial statements;

•	hires and has the power to terminate the independent auditors;

•	oversees the independence of the independent auditors;

•	evaluates the independent auditors’ performance; and

•	receives and considers the independent auditors’ comments as to internal controls, accounting and operational matters, management performance, and procedures in connection with audits and reviews.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, or the 1934 Act, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

     We have adopted a code of ethics that applies to all members of our board of directors and all of our employees, including our principal executive officer, principal financial officer and controller. A copy of this code is available on the “Company” section of our website at www.invision-tech.com and is filed as an exhibit to this annual report. We intend to disclose any changes in or waivers from our code of ethics required to be publicly disclosed by posting such information on our website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     In 2003, non-employee directors received a $60,000 annual retainer as compensation for their services as members of the board of directors, and the Chairman of the board of directors received an additional $10,000 annual retainer as compensation for his services as the Chairman of the Board. Each non-employee director also received $16,000 annually for services as members of committees of the board of directors. In addition, each non-employee director was issued stock options to purchase 25,000 shares of our common stock in connection with their services as directors. These directors were also reimbursed for expenses incurred in connection with the performance of services as directors. In addition, directors were entitled to an allowance of $5,000 for tax planning and preparation services in 2003. Such allowance has been increased to $15,000 for 2004.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2003, Dr. Lanzara and Mr. Blum served as members of the compensation committee of our board of directors. The Compensation Committee did not meet during 2003, and all compensation matters were handled by the board of directors. No member of the board of directors or compensation committee serves as an executive officer of any other entity that has one or more of our executive officers serving as a member of the board of directors or compensation committee of the other entity. Only Dr. Magistri and Mr. Pillor are directors who are or have been executive officers of InVision.

Named Executive Officer Compensation

     The following table sets forth certain compensation earned during 2003, 2002 and 2001 by our Chief Executive Officer and our four other executive officers whose salary and bonus for the year ended December 31, 2003 exceeded $100,000, referred to as the “Named Executive Officers”:

					Long-Term
					Compensation
					Awards
Name and		Annual Compensation			Securities Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)		Option (#)	Compensation ($)*
Sergio Magistri	2003	445,385	225,000		80,000	7,525	(1)
President and	2002	321,146	450,000		80,000	8,747	(1)
Chief Executive Officer	2001	240,192	182,000		100,000	4,391	(1)
Donald Mattson	2003	327,000	220,350		64,000	10,677	(2)
Senior Vice President and	2002	255,804	380,000		64,000	10,548	(2)
Chief Operating Officer	2001	212,403	169,000		6,300	8,075	(2)
Ross Mulholland	2003	254,077	161,500		35,000	8,505	(3)
Senior Vice President and	2002	220,769	185,000		54,000	9,557	(3)
Chief Financial Officer	2001	155,653	89,900		80,000	4,919	(3)
David Pillor	2003	247,692	352,668	(4)	45,000	19,743	(5)
Senior Vice President,	2002	198,077	819,861	(4)	54,400	19,399	(5)
Sales and Marketing	2001	143,592	364,272	(4)	68,500	3,705	(5)
Andrew Siegel (6)	2003	213,231	269,500		40,000	6,205	(7)
Senior Vice President, Corporate Development

(1)	For 2003, represents matching contributions by us to employees’ accounts under our 401(k) plan of $7,000 and premiums for employees’ group term life insurance of $525. For 2002, represents matching contributions by us to employees’ accounts under our 401(k) plan of $4,777, fees for professional tax services of $3,265, premiums for employees’ group term life insurance of $355 and airline membership fees of $350. For 2001, represents matching contributions by us to employees’ accounts under our 401(k) plan of $4,035 and premiums for employees’ group term life insurance of $356.

(2)	For 2003, represents matching contributions by us to employees’ accounts under our 401(k) plan of $5,980 and premiums for employees’ group term life insurance of $4,697. For 2002, represents matching contributions by us to employees’ accounts under our 401(k) plan of $5,520, premiums for employees’ group term life insurance of $4,878 and fees for professional tax services of $150. For 2001, represents matching contributions by us to employees’ accounts under our 401(k) plan of $5,290 and premiums for employees’ group term life insurance of $2,785.

(3)	For 2003, represents matching contributions by us to employees’ accounts under our 401(k) plan of $7,000 and premiums for employees’ group term life insurance of $1,505. For 2002, represents matching contributions by us to employees’ accounts under our 401(k) plan of $5,539, fees for professional tax services of $3,000 and premiums for employees’ group term life insurance of $1,018. For 2001, represents matching contributions by us to employees’ accounts under our 401(k) plan of $4,165 and premiums for employees’ group term life insurance of $754.

(4)	For 2003, represents commissions of $83,918 and a bonus of $268,750. For 2002 and 2001, represents commissions earned. For 2000, represents commissions of $100,362 and a bonus of $23,000.

(5)	For 2003, represents annual rent for an apartment of $15,600, matching contributions by us to employees’ accounts under our 401(k) plan of $3,788 and premiums for employees’ group term life insurance of $355. For 2002, represents annual rent for an apartment of $15,600, matching contributions by us to employees’ accounts under our 401(k) plan of $3,404 and premiums for employees’ group term life insurance of $395. For 2001, represents matching contributions by us to employees’ accounts under our 401(k) plan of $3,231 and premiums for employees’ group term life insurance of $474. For 2000, represents matching contributions by us to employees’ accounts under our 401(k) plan of $3,202 and premiums for employees’ group term life insurance of $485.

(6)	In April 2003, Mr. Siegel became our Senior Vice President, Corporate Development.

(7)	For 2003, represents matching contributions by us to employees’ accounts under our 401(k) plan of $6,000 and premiums for employees’ group term life insurance of $205.

*	In addition to the amounts presented in the table, each of the named executive officers was entitled to an allowance of $5,000 for tax planning and preparation services in 2003. Such allowance has been increased to $15,000 for 2004.

Stock Option Grants

     We grant options to our executive officers under the 2000 Equity Incentive Plan. No options were granted under our previous incentive plan, the 1991 Equity Incentive Plan, in the year ended December 31, 2003. As of December 31, 2003, options to purchase a total of 856,017 shares were outstanding under the 1991 Equity Incentive Plan and options to purchase a total of 2,459,761 shares were outstanding under our 2000 Equity Incentive Plan. As of December 31, 2003, 1,224,704 shares remained available for grant under the 2000 Equity Incentive Plan.

     The following table shows for the fiscal year ended December 31, 2003, certain information regarding options granted to, and held at year-end by, the Named Executive Officers.

     The exercise price of each option was equal to the fair market value of our common stock as valued by the board of directors on the date of grant. The exercise price may be paid in cash, promissory notes, in shares of our common stock valued at fair market value on the exercise date or, if permissible, through a cashless exercise procedure involving a same-day sale of the purchased shares. The options granted vest as to 25% of the shares one year from the date of grant and 1/48th of the shares each month thereafter. Each of the options has a ten-year term, subject to earlier termination if the optionee’s service with us ceases.

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

     Percentages shown under “Percentage of Total Options Granted to Employees in 2003” are based on an aggregate of 1,126,500 options granted to our employees, consultants and directors under the 2000 Equity Incentive Plan during 2003.

					Potential Realizable
					Value at Assumed
	Individual Grants				Annual Rates of
					Stock Price
	Number of	Percentage of Total			Appreciation for
	Securities	Options Granted to			Option Term
	Underlying Options	Employees in	Exercise	Expiration
Name	Granted	2003 (%)	Price per Share	Date (1)	5%($)	10% ($)
Sergio Magistri	80,000	7.1	$24.94	Feb. 5, 2013	$1,254,771	$3,179,830
Donald Mattson	64,000	5.7	$24.94	Feb. 5, 2013	$1,003,816	$2,543,864
Ross Mulholland	35,000	3.1	$24.94	Feb. 5, 2013	$548,962	$1,391,176
David Pillor	45,000	4.0	$24.94	Feb. 5, 2013	$705,808	$1,788,654
Andrew Siegel	40,000	3.6	$24.94	Feb. 5, 2013	$627,385	$1,589,915

(1) See the discussion of our Change in Control Equity Acceleration Plan under “–Employment Agreements and Change of Control Agreements.”

Aggregated Option Exercises in Fiscal 2003 and December 31, 2003 Option Values

     The following table sets forth information with respect to options exercised by the Named Executive Officers during 2003, the number of securities underlying unexercised options held by the Named Executive Officers as of December 31, 2003, and the value of unexercised in-the-money options as of December 31, 2003.

     Amounts shown under the column “Value Realized” are based on the price at which the shares were sold less the exercise price. Amounts shown under the column “Value of Unexercised In-the-Money Options at December 31, 2003” are based on the closing price of our common stock on December 31, 2003, which was $33.57, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares Acquired on	Value	Options at December 31, 2003		at December 31, 2003
Name	Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Sergio Magistri	14,000 (1)	469,980	386,158	160,122	10,359,620	1,780,466
Donald Mattson	22,000	527,274	45,331	126,969	548,215	1,407,790
Ross Mulholland	10,000		38,625	90,375	467,925	1,081,925
David M. Pillor	20,000	655,539	247,988	98,829	6,879,409	1,202,576
Andrew Siegel	—	—	30,000	90,000	428,400	1,059,200

(1)	The “Value Realized” is based on the closing sale price of $34.12 on December 30, 2003, the date on which Dr. Magistri exercised his option. Dr. Magistri has not sold the shares underlying such option.

Employment Agreements and Change of Control Agreements

     We have entered into employment agreements with Dr. Magistri and Messrs. Mattson, Mulholland, Pillor and Siegel that provide for salaries and other employment terms. These agreements each provide that, if we terminate the employee’s employment without cause, the employee is entitled to a severance payment equal to his annual base salary for six, nine or twelve months, depending on whether such employee’s tenure with us has been less than four years, between four and eight years or over eight years, respectively. All of the employment agreements are terminable at the will of either the employee or us, with or without cause. In each case, termination by the employee requires ninety days notice to us.

     In addition, under our Change in Control Equity Acceleration Plan, the vesting of stock option awards granted to the Named Executive Officers under our equity incentive plans shall accelerate in full following the effective date of a change in control of InVision, subject to reduction if appropriate to receive better tax treatment. A change of control will occur, generally, in the event of a merger, sale of our assets or a stock acquisition in which following the transaction the stockholders of our company will hold less than 50% of the stock of the acquiring company following the transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2004 by: (1) each director and nominee for director; (2) the Chief Executive Officer and four other most highly compensated executive officers whose total cash compensation exceeded $100,000 during our last completed fiscal year; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
HARAX Holdings S.A. (2) 22, Rue Marie Adelaide, L-2128 Luxembourg	1,401,582	8.1%
Wellington Management Company LLP 75 State Street Boston, MA 02109	1,179,580	6.8%
Neuberger Berman, LLC (3) 605 Third Avenue New York, NY, 10158-3698	1,179,000	6.8%
Sergio Magistri (4)	444,626	2.5%
Giovanni Lanzara (5)	256,409	1.5%
Bruno Trezza (6)	254,715	1.5%
David M. Pillor (7)	253,488	1.4%
Morris D. Busby (8)	72,013	*
Donald Mattson (9)	66,523	*
Stephen Blum (10)	66,250	*
Douglas P. Boyd (11)	58,085	*
Andrew Siegel (12)	49,566	*
Louis A. Turpen (13)	46,250	*
Ross Mulholland (14)	42,718	*
All executive officers and directors as a group (11 persons) (15)	1,610,643	8.6%

* Less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 17,297,789 shares of our common stock outstanding on March 1, 2004.

(2)	All of the shares are held directly by HARAX Holdings S.A. The directors of HARAX vote and invest the shares held by HARAX, and two of three directors must concur to take these actions. The current three directors of HARAX are Luisella Moreschi, Sandrine Klusa and Angela Cinarelli. Arsene Kronshagen is the sole stockholder of HARAX, and as such may also be deemed to have voting and investment power over the shares. The directors disclaim beneficial ownership of the shares held by HARAX.

(3)	Neuberger Berman, LLC is deemed to be a beneficial owner for purpose of Rule 13(d) since it has shared power to make decisions whether to retain or dispose of, and in some cases the sole power to vote, the securities of many unrelated clients. Neuberger Berman, LLC does not, however, have any economic interest in the securities of those clients. In addition, Neuberger Berman, LLC and Neuberger Berman Management Inc. are deemed to be beneficial owners for purposes of Rule 13(d) of 764,100 shares since they both have shared power to make decisions whether to retain or dispose and vote the securities. Neuberger Berman, LLC and Neuberger Berman Management Inc. serve as sub-adviser and investment manager, respectively, of Neuberger Berman’s various mutual funds which hold such shares in the ordinary course of their business.

(4)	Includes 393,315 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(5)	Includes 41,886 shares held by PASTEC Holdings, S.A. Giovanni Lanzara is the controlling stockholder of PASTEC. Also includes 156,080 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(6)	Includes 85,474 shares held by HAKON Holdings, S.A. Bruno Trezza is the controlling stockholder of HAKON. Also includes 169,241; shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(7)	Includes 251,243 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(8)	Includes 327 shares held by BGI, Inc. Ambassador Busby is President and a controlling stockholder of BGI. Also includes 71,686 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(9)	Includes of 65,975 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(10)	Consists of shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(11)	Consists of shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(12)	Includes 46,666 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(13)	Consists of shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(14)	Includes 42,214 shares issuable pursuant to options exercisable within 60 days of March 1, 2004.

(15)	Includes 1,367,005 shares issuable pursuant to options exercisable within 60 days of March 1, 2004. See Notes 3-14 above.

Change in Control Arrangement

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which, GE would acquire us through the merger of a wholly owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. The merger is subject to customary closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws. The Agreement and Plan of Merger is attached as Exhibit 2.2 to this annual report. The foregoing description is qualified in its entirety by reference to the full text of the agreement.

     In connection with the proposed merger, we intend to file a proxy statement and other relevant materials with the Securities and Exchange Commission, or SEC. BEFORE MAKING ANY VOTING DECISION WITH RESPECT TO THE PROPOSED MERGER, WE URGE OUR STOCKHOLDERS TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER. The proxy statement and other relevant materials, and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, our stockholders may obtain free copies of the documents filed with the SEC by contacting our Investor Relations at (510) 739-2511 or InVision Technologies, Inc., 7151 Gateway Boulevard, Newark, CA 94560. Any reports, statements and other information filed by us with the SEC may be copied or read at the SEC public reference room at 450 Fifth Street, N.W. Room 1200, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or visit the SEC’s website for further information on its public reference room.

     We and our executive officers and directors may be deemed to be participants in the solicitation of proxies from our stockholders in favor of the proposed merger. Some of our executive officers and directors have interests in the merger that may differ from the interests of our stockholders generally, including acceleration of vesting of stock options and continuation of director and officer insurance and indemnification. See, for example, the discussion of our Change in Control Equity Acceleration Plan under “ - Employment Agreements and Change of Control Agreements.” These interests will be described in the proxy statement when it becomes available.

Securities Authorized for Issuance Under Equity Compensation Plans

     As of December 31, 2003, we maintained the 1991 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2002 Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2000 Non-Officer Equity Incentive Plan, which is not subject to stockholder approval.

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1991 Equity Incentive Plan	856,017	$4.1393	—
2000 Equity Incentive Plan (1)	2,459,761	$25.0678	1,224,704
2002 Employee Stock Purchase Plan	—	—	96,561

Equity compensation plans approved by security holders; aggregated	3,315,778	$19.6648	1,321,265
Equity compensation plans not approved by security holders (2)	272,145	$21.6323	3,794

Total	3,587,923		1,325,059

(1)	Under our 2000 Equity Incentive Plan, at the end of each calendar year there will automatically be added on that date an additional number of shares of common stock for issuance pursuant to awards. The additional number of shares of common stock will be equal to the lesser of 5% of the number of shares of common Stock issued and outstanding on that date, and the number obtained by subtracting the number of shares of common stock then reserved under the plan, but not subject to outstanding awards, from 8% of the number of shares of common stock issued and outstanding on that date.

(2)	Reflects options outstanding under our 2000 Non-Officer Equity Incentive Plan. See below for a description of this plan. We have also assumed options granted by Quantum Magnetics, Inc., which we acquired in 1997. Of these assumed options, an aggregate of 6,837 shares at a weighted average exercise price of $3.5175 per share were outstanding at December 31, 2003. These options are not included in the table.

2000 Non-Officer Equity Incentive Plan

     Our 2000 Non-Officer Equity Incentive Plan, or the 2000 Plan, was adopted by our board of directors in February 2000. The 2000 Plan was designed to meet the “broadly based plans” exemption from the stockholder approval requirements for stock option plans under the Nasdaq Stock Market listing requirements. As such, we did not seek stockholder approval of the 2000 Plan.

     General

     The 2000 Plan provides for the grant of nonstatutory stock options, stock bonuses and rights to acquire restricted stock (collectively, “Awards”). Nonstatutory stock options granted under the 2000 Plan are not intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, or the Code. To date, except for the grant of a stock bonus of 8,000 shares to a consultant, we have granted only stock options under the 2000 Plan.

     Purpose

     The board of directors adopted the 2000 Plan to provide a means by which employees and consultants of InVision and InVision’s affiliates may be given an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

     Administration

     The board of directors administers the 2000 Plan. Subject to the provisions of the 2000 Plan, the board of directors has the power to construe and interpret the 2000 Plan and to determine the persons to whom and the dates on which Awards will be granted, the number of shares of common stock to be subject to each Award, whether an Award will be a nonstatutory stock option, a stock bonus, a right to purchase restricted stock or a combination of the foregoing, the time or times during the term of each Award within which all or a portion of such Award may be exercised, the exercise price, the type of consideration and other terms of the Award. The board of directors has the power to delegate administration of the 2000 Plan to a committee composed of one or more members of the board of directors.

     Stock Subject to the 2000 Plan

     An aggregate of 400,000 shares of common stock are currently reserved for issuance under the 2000 Plan. If Awards granted under the 2000 Plan expire or otherwise terminate without being exercised, the shares of common stock not acquired pursuant to such Awards again become available for issuance under the 2000 Plan. If we reacquire unvested stock issued under the 2000 Plan, the reacquired stock will not again become available for reissuance under the 2000 Plan. The common stock subject to the 2000 Plan may be unissued shares or reaquired shares, bought in the market or otherwise.

     Eligibility

     Awards may be granted under the 2000 Plan only to employees of InVision and InVision’s affiliates. No Awards may be granted under the 2000 Plan to any person who, at the time of the grant, is an officer or director of InVision or subject to Section 16 of the Securities Exchange Act of 1934.

     Terms of Options

     The following is a description of the permissible terms of options under the 2000 Plan. Individual option grants may be more restrictive as to any or all of the permissible terms described below.

     Exercise Price; Payment. The exercise price of nonstatutory options under the 2000 Plan shall be determined by the board of directors, provided that the exercise price may not be less than 85% of the fair market value of our common stock on the date of grant. As of March 1, 2004, the closing price of our common stock as reported on the Nasdaq National Market System was $36.19 per share. The exercise price of options granted under the 2000 Plan must be paid either in cash at the time the option is exercised or at the discretion of the board of directors, (1) by delivery of other common stock, (2) pursuant to a deferred payment arrangement, or (3) in any other form of legal consideration acceptable to the board of directors.

     Option Exercise. Options granted under the 2000 Plan may become exercisable in cumulative increments (“vest”) as determined by the board of directors, provided that each option grant is subject to option provisions governing the minimum number of shares as to which an option may be exercised. Shares covered by currently outstanding options under the 2000 Plan typically vest at the rate of 25% of the shares subject to the option on the first anniversary of the date of grant and either 1/16th of such shares at the end of each quarter thereafter or 1/48th of such shares at the end of each month thereafter during the participant’s employment by, or service as an employee or consultant to, us or an affiliate (collectively, “service”). Shares covered by options granted in the future under the 2000 Plan may be subject to different vesting terms. The board of directors has the power to accelerate the time during which an option may vest or be exercised. In addition, options granted under the 2000 Plan may permit exercise prior to vesting, but in such event the participant may be required to enter into an early exercise stock purchase agreement that allows us to repurchase unvested shares, generally at their exercise price, should the participant’s service terminate before vesting. To the extent provided by the terms of an option, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option by a cash payment upon exercise, by authorizing us to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned common stock of us or by a combination of these means.

     Term. The maximum term of options under the 2000 Plan is ten years. Options under the 2000 Plan generally terminate three months after termination of the participant’s service unless (1) such termination is due to the participant’s permanent and total disability (as defined in the Code), in which case the option may, but need not, provide that it may be exercised (to the extent the option was exercisable at the time of the termination of service) at any time within six months of such termination; (2) the participant dies before the participant’s service has terminated, or within three months after termination of such service, in which case the option may, but need not, provide that it may be exercised (to the extent the option was exercisable at the time of the participant’s death) within twelve months of the participant’s death by the person or persons to whom the rights to such option pass by will or by the laws of descent and distribution; or (3) the option by its terms specifically provides otherwise. A participant may designate a beneficiary who may exercise the option following the participant’s death. Individual option grants by their terms may provide for exercise within a longer period of time following termination of service.

     Terms of Stock Bonuses and Purchases of Restricted Stock

     Payment. The board of directors determines the purchase price under a restricted stock purchase agreement but the purchase price may not be less than 85% of the fair market value of our common stock on the date such award is made or at the time the purchase is consummated. The board of directors may award stock bonuses in consideration of past services without a purchase payment.

     The purchase price of stock acquired pursuant to a restricted stock purchase agreement under the 2000 Plan must be paid either in cash at the time of purchase or at the discretion of the board of directors, (1) by delivery of other of our common stock, (2) pursuant to a deferred payment arrangement, or (3) in any other form of legal consideration acceptable to the board of directors.

     Vesting. Shares of stock sold or awarded under the 2000 Plan may, but need not be, subject to a repurchase option in our favor in accordance with a vesting schedule as determined by the board of directors. The board of directors has the power to accelerate the vesting of stock acquired pursuant to a restricted stock purchase agreement under the 2000 Plan.

     Restrictions on Transfer

     The board of directors may grant nonstatutory stock options that are transferable to the extent provided in the stock option agreement. Shares subject to repurchase by us under an early exercise stock purchase agreement may be subject to restrictions on transfer that the board of directors deems appropriate. Rights under a stock bonus or restricted stock purchase agreement may not be transferred except where such assignment is required by law or expressly authorized by the terms of the applicable stock bonus or restricted stock purchase agreement.

     Adjustment Provisions

     Transactions not involving receipt of consideration by us, such as a merger, consolidation, reorganization, stock dividend, or stock split, may change the type(s), class(es) and number of shares of common stock subject to the 2000 Plan and outstanding Awards. In that event, the 2000 Plan will be appropriately adjusted as to the type(s), class(es) and the maximum number of shares of common stock subject to the 2000 Plan, and outstanding Awards will be adjusted as to the type(s), class(es), number of shares and price per share of common stock subject to such Awards.

     Effect of Certain Corporate Events

     In the event of (1) a merger or consolidation in which we are not the surviving corporation or (2) a reverse merger in which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property whether in the form of securities, cash or otherwise, or similar transactions (in each case, a “Corporate Transaction”), then any surviving or acquiring corporation may continue or assume Awards outstanding under the 2000 Plan or may substitute similar Awards. If any surviving or acquiring corporation does not assume such Awards or substitute similar Awards, then with respect to Awards held by participants whose service with us or an affiliate has not terminated prior to the Corporate Transaction, the vesting of such Awards (and, if applicable, the time during which such Awards may be exercised) will be accelerated in full and the Awards will terminate if not exercised (if applicable) at or prior to the Corporate Transaction. The 2000 Plan provides that, in the event of our dissolution or liquidation, then all outstanding Awards shall terminate immediately prior to such event.

     The acceleration of an Award in the event of a Corporate Transaction may be viewed as an anti-takeover provision, which may have the effect of discouraging a proposal to acquire or otherwise obtain control of us.

     Duration, Amendment and Termination.

     The board of directors may suspend or terminate the 2000 Plan without stockholder approval or ratification at any time or from time to time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions that involved more than $60,000 between InVision and a Named Executive Officer, director or 5% stockholder or any of their immediate family members that have been entered into since the beginning of fiscal 2003 or that involved indebtedness to or payments from us during fiscal 2003, other than compensation paid in connection with employment or service as a member of the board of directors. For information about salary, bonuses, other compensation and option grants for Named Executive Officers and directors, see “Executive Compensation.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Deloitte & Touche LLP

     The following table shows fees for professional services rendered by Deloitte & Touche LLP for 2003 and 2002:

Fee Category	2003	2002
Audit Fees	$445,723	$257,810
Audit-Related Fees	718,682	821,650
Tax Fees	258,033	91,453
All Other Fees	34,144	335,494

Total	$1,456,582	$1,506,407

     Audit Fees. Consists of fees for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports.

     Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees,” and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. These services include consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

     Tax Fees. Consists of fees for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various tax returns, services rendered in connection with acquisitions and advice on other tax-related matters.

     All Other Fees. Consists of other fees not reported in the above categories. In 2003, these services were in connection with tax consultation for our board of directors and the review of our government contracts. In 2002, these services were in connection with the review of our accounting processes, compensation and infrastructure.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Auditors

     The Audit Committee’s policy is to pre-approve at the beginning of each fiscal year audit services to be provided by the independent auditors during that fiscal year. In addition, the Audit Committee pre-approves all other non-audit services on a case-by-case basis.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 immediately following the signature page of this annual report and are incorporated by reference herein.

Deloitte & Touche LLP, Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

II—Valuation and Qualifying Accounts

The schedule listed above is set forth immediately following the consolidated financial statements following the signature page of this annual report and is incorporated by reference herein. Schedules not listed above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. Certain schedules have been omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc.

3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant. (3)

3.3	Bylaws of the registrant, as amended. (4)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (5)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (5)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (5)

10.1	Technology License Agreement, dated September 11, 1990, by and between the registrant and Imatron, Inc. (6)

10.2	Registrant’s 2000 Equity Incentive Plan, as amended. (7) †

10.3	Registrant’s 2002 Employee Stock Purchase Plan. (8) †

10.4	Lease, dated as of February 11, 1997, between the registrant and WHLNF Real Estate L.P. (9)

10.5	Amendment No. 1 to Technology License Agreement between the registrant and Imatron, Inc. dated July 12, 1999. (10)

10.6	Form of Indemnity Agreement between the registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (10) †

10.7	Registrant’s 1991 Equity Incentive Plan. (11) †

10.8	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (12)

10.9	Form of Indemnity Agreement between the registrant and each of Donald E. Mattson and Ross Mulholland. (13) †

10.10	Delivery Order #2 from the TSA. (15) *

10.11	Delivery Order #3 from the TSA. (15) *

10.12	Amended Delivery Order #2 from the TSA. (16) *

10.13	Amended Delivery Order #3 from the TSA. (16) *

10.14	Delivery Order #4 from the TSA. (16) *

10.15	Amendment to Delivery Order #2. (16) *

10.16	Amendment to Delivery Order #3. (16) *

10.17	First Amendment to Lease Agreement, dated December 10, 1997, between the registrant and WHLNF Real Estate Limited Partnership. (16)

10.18	Second Amendment to Lease Agreement, dated July 1, 2002, between the registrant and DMV SUB 4 LLC. (16)

10.19	Change in Control Equity Acceleration Plan. (17) †

10.20	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri. (17) †

10.21	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor. (17) †

10.22	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland. (17) †

10.23	Senior Management Key Employee Agreement dated as of October 4, 2002 between the registrant and Don Mattson. (17) †

10.24	Delivery Order #5 from the TSA. (17) *

10.25	Delivery Order #6 from the TSA. (17) *

10.26	Single-Tenant Net Lease Agreement executed on October 4, 2002 between Carmel Mountain #8 Associates, L.P. and Quantum Magnetics, Inc. (18)

10.27	Vice President Key Employee Agreement dated as of May 1, 2002 between the registrant and Andrew Siegel. (1) †

10.28	Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). (5) *

10.29	Delivery Order #1 from the TSA under the Frame Agreement. (5) *

10.30	Amendment of Solicitation/Modification of Contract between the Company and the TSA (the “Definitized Letter Agreement”). (5) *

10.31	Delivery Order #8 from the TSA under the Definitized Letter Agreement. (5) *

10.32	Amendment to Delivery Order #5 from the TSA under the Definitized Letter Agreement. (5) *

10.33	Amendment to Delivery Order #3 from the TSA under the Definitized Letter Agreement. (5) *

10.34	Loan and Security Agreement, dated December 8, 2003, between the registrant and Silicon Valley Bank.

14.1	Code of Ethics and Business Conduct.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-380) and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-103016) filed February 6, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-91154) filed June 25, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.

(12)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(17)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 and incorporated herein by reference.

(18)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

†	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

*	Confidential treatment has been requested for portions of this exhibit.

(b) Reports on Form 8-K

     On February 11, 2004, we filed a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release titled “InVision Technologies Reports Fourth Quarter and Year-End 2003 Results” and dated February 11, 2004.

(c) See Exhibits listed under Item 15(a)(3).

(d) The financial statement schedules required by the Item are listed under Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: March 15, 2004	By:	/s/ SERGIO MAGISTRI

Sergio Magistri, Ph.D.
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SERGIO MAGISTRI Sergio Magistri, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer) Senior Vice President and Chief	March 15, 2004

/s/ ROSS MULHOLLAND Ross Mulholland	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ DAVID M. PILLOR David M. Pillor	Senior Vice President, Sales and Marketing, and Director	March 15, 2004

/s/ GIOVANNI LANZARA Giovanni Lanzara, Ph.D.	Chairman of the Board of Directors	March 15, 2004

/s/ STEPHEN BLUM Stephen Blum	Director	March 15, 2004

/s/ DOUGLAS P. BOYD Douglas P. Boyd, Ph.D.	Director	March 15, 2004

/s/ BRUNO TREZZA Bruno Trezza, Ph.D.	Director	March 15, 2004

/s/ LOUIS A. TURPEN Louis A. Turpen	Director	March 15, 2004

/s/ MORRIS BUSBY Morris Busby	Director	March 15, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
InVision Technologies, Inc.

We have audited the accompanying consolidated balance sheets of InVision Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InVision Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 16 to the financial statements, on March 15, 2004, the Company entered into an Agreement and Plan of Merger to be acquired.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2004

InVision Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$182,382	$159,736
Short-term investments	94,557	—
Accounts receivable, net	56,951	146,295
Inventories	78,894	64,764
Deferred income taxes	14,283	20,889
Other current assets	5,666	15,811

Total current assets	432,733	407,495
Property and equipment, net	11,605	7,225
Deferred income taxes	—	1,050
Goodwill	21,474	681
Intangible assets, net	13,978	922
Other assets	6,278	414

Total assets	$486,068	$417,787

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,761	$28,477
Accrued liabilities	35,058	65,364
Deferred revenue	13,277	86,284
Short-term debt	5,581	184
Current maturities of long-term obligations	263	112

Total current liabilities	67,940	180,421
Long-term obligations	127,244	653
Deferred income taxes	203	—

Total liabilities	195,387	181,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 17,782,000 and 17,243,000 shares issued; 17,095,000 and 17,008,000 shares outstanding	18	17
Additional paid-in capital	173,968	166,243
Deferred stock compensation expense	(271)	(406)
Accumulated other comprehensive loss	(125)	(1,783)
Retained earnings	131,782	74,836
Treasury stock, at cost (687,000 and 235,000 shares)	(14,691)	(2,194)

Total stockholders’ equity	290,681	236,713

Total liabilities and stockholders’ equity	$486,068	$417,787

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product revenues	$351,573	$411,426	$46,536
Service revenues	51,793	15,622	11,239
Contract research and development revenues	13,131	12,083	16,556

Total revenues	416,497	439,131	74,331

Cost of revenues:
Product costs	204,419	234,767	28,782
Service costs	31,166	10,761	7,162
Contract research and development costs	8,396	8,708	13,010

Total cost of revenues	243,981	254,236	48,954

Gross profit	172,516	184,895	25,377

Operating expenses:
Research and development	26,323	20,622	7,979
Selling, general and administrative	45,232	31,744	14,727
In-process research and development (Yxlon)	4,300	—	—
Total operating expenses	75,855	52,366	22,706

Income from operations	96,661	132,529	2,671
Interest expense	(1,693)	(399)	(289)
Interest and other income, net	3,903	38	570

Income before provision for income taxes	98,871	132,168	2,952
Provision for (benefit from) income taxes	41,925	53,874	(4,571)

Net income	$56,946	$78,294	$7,523

Net income per share:
Basic	$3.32	$4.90	$0.58

Diluted	$3.10	$4.40	$0.52

Weighted average shares outstanding:
Basic	17,132	15,987	12,998
Diluted	18,368	17,803	14,343

The accompanying notes are an integral part of these consolidated financial statements.

InVision Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$56,946	$78,294	$7,523
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,893	3,605	3,816
Deferred income taxes	4,960	(14,393)	(5,822)
Loss on disposal of fixed assets	517	459	—
Bad debt expense	300	170	168
Income tax benefit from employee stock transactions	2,942	9,185	2,160
Stock compensation expense	328	829	148
In-process research and development (Yxlon)	4,300	—	—
Impairment of goodwill	—	2,100	—
Changes in operating assets and liabilities:
Accounts receivable	100,641	(118,415)	(4,860)
Inventories	7,518	(37,660)	(6,830)
Other assets	9,314	(10,953)	(2,568)
Accounts payable	(23,645)	20,102	3,022
Accrued liabilities	(38,719)	50,159	1,479
Deferred revenues	(79,836)	81,907	2,239
Other liabilities	(30)	(8)	44

Net cash provided by operating activities	51,429	65,381	519

Cash flows from investing activities:
Purchases of property and equipment	(3,335)	(4,671)	(1,900)
Proceeds from short-term investments	160	1,939	(1,992)
Purchase of short-term investments	(94,714)	—	—
Purchase of Yxlon, net of cash acquired	(42,349)	—	—
Purchase of Hapeg, net of cash acquired	(3,424)	—	—
Equity investment in SafeView	(1,500)	(183)	(267)

Net cash used in investing activities	(145,162)	(2,915)	(4,159)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	3,486	(1,696)	990
Proceeds from issuance of long-term debt	125,000	—	—
Repayments of long-term debt	(276)	(195)	(403)
Debt issuance costs	(4,527)	—	—
Repurchase of common stock	(12,497)	—	—
Proceeds from common stock issuances or capital contributions	4,594	87,775	2,531

Net cash provided by financing activities	115,780	85,884	3,118

Effect of exchange rate changes on cash and cash equivalents	599	—	—

Net change in cash and cash equivalents for the year	22,646	148,350	(522)
Cash and cash equivalents at beginning of year	159,736	11,386	11,908

Cash and cash equivalents at end of year	$182,382	$159,736	$11,386

Supplemental disclosures of cash flow information:
Interest paid	$890	$343	$288
Income taxes paid, net of refunds	$52,410	$41,282	$116

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock in connection with acquisition of subsidiary	$—	$1,199	$933
Cash and stock payable in connection with acquisition of subsidiary	$—	$—	$366
Warrant issued in connection with investment advisory services and financing-related services	$—	$—	$650
Capital lease obligations incurred for new equipment	$668	$111	$—
Issuance of common stock in connection with the exercise of warrants	$—	$995	$—

The accompanying notes are an integral part of these consolidated financial statements.

InVision, Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

				Deferred	Accumulated	Retained
	Common Stock		Additional Paid-In	Stock Compensation	Other Comprehensive	Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Expense	Loss	Deficit)	Shares	Amount	Equity
Balance at December 31, 2000	12,814	$13	$59,671	$—	$—	$(10,981)	(201)	$(1,199)	$47,504
Net income	—	—	—	—		7,523	—	—	7,523
Exercise of common stock options	463	1	2,266	—		—	—	—	2,267
Shares issued under the employee stock purchase plan	132	—	264	—		—	—	—	264
Issuance of common stock related to an acquisition	321	—	933	—		—	—	—	933
Issuance of warrants and options to consultants	—	—	717	—		—	—	—	717
Issuance of stock to a consultant	—	—	—	—		—	10	52	52
Income tax benefit of employee stock transactions	—	—	2,160	—		—	—	—	2,160

Balance at December 31, 2001	13,730	$14	$66,011	$—	$—	$(3,458)	(191)	$(1,147)	$61,420

Net income	—	—	—	—	—	78,294	—	—	78,294
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(2,274)	—	—	—	(2,274)
Less: reclassification of loss on cash flow hedges, net of tax	—	—	—	—	491	—	—	—	491

Comprehensive income									76,511

Issuance of common stock pursuant to secondary public offering, net	2,500	2	84,630	—	—	—	—	—	84,632
Exercise of common stock options	680	1	2,055	—	—	—	—	—	2,056
Deferred stock compensation		—	542	(406)	—	—	—	—	136
Shares issued under the employee stock purchase plan	172	—	949	—	—	—	—	—	949
Issuance of common stock related to an acquisition	32	—	1,199	—	—	—	—	—	1,199
Issuance of warrants and options to consultants	100	—	1,384	—	—	—	(34)	(995)	389
Issuance of stock to a consultant	29	—	288	—	—	—	(10)	(52)	236
Income tax benefit of employee stock transactions	—	—	9,185	—	—	—	—	—	9,185

Balance at December 31, 2002	17,243	$17	$166,243	$(406)	$(1,783)	$74,836	(235)	$(2,194)	$236,713

Net income	—	—	—	—	—	56,946	—	—	56,946
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(1,003)	—	—	—	(1,003)
Less: reclassification of loss on cash flow hedges, net of tax	—	—	—	—	847	—	—	—	847
Translation adjustment	—	—	—	—	1,814	—	—	—	1,814

Comprehensive income									58,604

Exercise of common stock options	408	1	1,969	—	—	—	—	—	1,970
Deferred stock compensation	—	—	—	135	—	—	—	—	135
Shares issued under the employee stock purchase plan	131	—	2,621	—	—	—	—	—	2,621
Repurchase of stock related to debt issuance	—	—	—	—	—	—	(452)	(12,497)	(12,497)
Issuance of warrants and options to consultants	—	—	193	—	—	—	—	—	193
Income tax benefit of employee stock transactions	—	—	2,942	—	—	—	—	—	2,942

Balance at December 31, 2003	17,782	$18	$173,968	$(271)	$(125)	$131,782	(687)	$(14,691)	$290,681

The accompanying notes are an integral part of these consolidated financial statements.

INVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

     InVision Technologies, Inc. (the “Company”) was incorporated in Delaware in 1990 and its principal business is to manufacture computed tomography, or CT, based detection products used by the aviation industry to screen baggage. The Company’s headquarters and principal manufacturing facilities are located in Newark, California. In 1997, the Company acquired Quantum Magnetics, Inc. (“Quantum”) as a wholly-owned subsidiary. Quantum is a California corporation with its headquarters and manufacturing facilities located in San Diego, California. In 2000, the Company acquired Inovec, Inc. (“Inovec”) as a wholly-owned subsidiary. Inovec is a Delaware corporation with its headquarters and manufacturing facilities located in Eugene, Oregon. In 2003, the Company acquired Yxlon International Holding GmbH (“Yxlon”) as a wholly-owned subsidiary. Yxlon is a company organized under the laws of Germany with its headquarters and manufacturing facilities located in Hamburg, Germany.

     Through the first quarter of 2003, the Company presented segment information based on three reportable segments: explosives detection systems (“EDS”), Quantum and Wood. As a result of the acquisition of Yxlon, the Company now has two reportable segments, EDS and non-destructive testing (“NDT”). The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments including Quantum, Wood and XRD were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.

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

Short-Term Investments

     Short-term investments consist primarily of U.S. government and corporate notes and bonds and are classified as available-for-sale. Such short-term investments are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

     The following table summarizes the Company’s short-term investments as of December 31, 2003 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government notes and bonds	$16,953	$17	$(12)	$16,958
Corporate notes and bonds	77,604	79	(84)	77,599
Municipal notes and bonds	—	—	—	—

Total investments	$94,557	$96	$(96)	$94,557

     The following table summarizes the maturities of the Company’s notes and bond investments at December 31, 2003 (in thousands):

	Amortized	Fair
	Cost	Value
Due between 91 - 365 days	32,189	32,177
Due between 1 - 2 years	42,192	42,209
Due between 2 - 3 years	20,176	20,171

Total	$94,557	$94,557

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis, and includes materials, labor and overhead. During the years ended December 31, 2003, 2002 and 2001, the Company recorded excess and obsolete inventory write down expenses of $1.3 million, $4.5 million and $429,000, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method based upon the estimated useful lives of the assets, which range from two to seven years, or the lease term of the respective assets, if less than the useful life.

Intangible Assets

     The Company has patents, licenses, developed technologies and a covenant not to compete, which are being amortized over their estimated useful lives on a straight-line basis ranging from three to seven years.

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

     The following reconciles reported net income and net income per share to the adjusted net income and net income per share as if the Company had followed the amortization provisions of SFAS 142 for the periods presented below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income:
As reported	$56,946	$78,294	$7,523
add: goodwill amortization expense, net of taxes	—	—	261
add: acquired workforce amortization expense, net of taxes	—	—	166

As adjusted	$56,946	$78,294	$7,950

Basic net income per share:
As reported	$3.32	$4.90	$0.58
As adjusted	$3.32	$4.90	$0.61
Diluted net income per share:
As reported	$3.10	$4.40	$0.52
As adjusted	$3.10	$4.40	$0.55

Impairment of Long-Lived Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 removes goodwill from its scope and retained the requirements of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to (1) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (2) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

     The following is a reconciliation of the changes in the accrued warranty as of and for the years ended December 31, 2003, 2002 and 2001:

				Increase resulting	Changes in accruals
				from Yxlon	related to
	Balance at beginning	Accruals for	Reduction for	acquisition on	pre-existing	Balance at
	of year	warranties issued	payments made	March 31, 2003	warranties	end of year
Accrued Warranty
2003	$19,890	$19,254	$(26,347)	$925	$537	$14,259
2002	$3,175	$26,428	$(9,887)	$—	$174	$19,890
2001	$4,198	$2,208	$(3,285)	$—	$54	$3,175

Revenue Recognition

     Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For sales of EDS products to the FAA, the TSA and other domestic customers that have been demonstrated to meet product specifications prior to shipment, product revenues are recognized at shipment and the portion of revenues relating to installation and training are deferred until such services are performed and accepted by the customer. The deferred installation and training revenues are based on the fair value of such services when performed separately for customers. Installation is generally not complex and is completed within a relatively short period of time, typically less than one week. The Company has a consistent history of completing routine installations and obtaining customer acceptance for domestic and international sales. Certain airport installations require more involved integration with baggage handling systems and take longer than most routine installations. Such integration services are separately priced from products in sales agreements and the Company recognizes service revenues under these agreements as services are performed.

     Sales of EDS and NDT products and services to customers in foreign countries have varying contractual terms and are governed, in part, by regulations in foreign jurisdictions; accordingly, revenue is recognized based on the specific facts and circumstances surrounding each transaction. For foreign sales of EDS and NDT products that have been demonstrated to meet product specifications prior to shipment to customers, where title and risk of loss pass to the customer at shipment, and where the Company either has an enforceable claim at the balance sheet date for remaining unbilled amounts or has the ability to invoice the customer for any unbilled amounts after a fixed period of time regardless of whether installation is completed, product revenue is recognized at shipment and the fair value of installation and training revenue, if any, is deferred and recognized as services are performed. For sales of EDS and NDT products to foreign customers where title and risk of loss for such products pass upon completion of installation, product and service revenues are recognized at the completion of installation and acceptance by the customer. In other sales of EDS and NDT products to foreign customers where a portion of the contract price is withheld until installation is completed and where the Company does not believe it has an enforceable claim at the balance sheet date through which it can realize some or all of the withheld amount, the greater of that portion of the contract price or the fair value of the installation and training is deferred and recognized as revenue at the completion of installation and acceptance by the customer. Deferred revenues from EDS product sales arise from advance payments received from customers for systems not yet delivered.

     Revenues from separate EDS service maintenance contracts are recognized ratably over the term of the agreements. For other services, service revenues are recognized as the services are performed. Deferred revenue for EDS services arises from advance payments received from customers for services not yet performed.

     Revenues from Quantum contract research and development and from Inovec product sales of automation and control systems are recognized using the percentage-of-completion method based on costs incurred to date as a percentage of total estimated costs at completion. Provisions for estimated losses are accrued on those contracts that are anticipated to result in losses at the completion of the contract. Deferred revenue is recorded as advance payments are received for work not yet performed.

Research and Development Costs

     Research and development costs are charged to operations as incurred. Contractually reimbursable costs for certain research and development activities are reflected as a reduction to research and development expense in the period the related costs are incurred.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues

Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company’s disclosures are in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”).

     Had compensation cost for options granted and shares issued in 2003, 2002 and 2001 under the Company’s stock option plans (the “Equity Plans”) and employee stock purchase plans (the “Purchase Plans”) been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123 and SFAS 148, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net income:
As reported	$56,946	$78,294	$7,523
add: stock compensation as reported, net of tax effects	190	81
less: stock compensation determined using fair value method, net of tax effects	(9,836)	(6,409)	(1,106)

Pro forma	$47,300	$71,966	$6,417

Pro forma net income per share:
Basic:
As reported	$3.32	$4.90	$0.58
Pro forma	$2.76	$4.50	$0.49
Diluted:
As reported	$3.10	$4.40	$0.52
Pro forma	$2.58	$4.05	$0.45

     The fair value of each option grant and share granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	2003	2002	2001

Option Grants
Average risk free rate of return	2.31-3.00%	3.50-4.39%	4.46-4.98%
Weighted average expected option life	4.0 years	4.0 years	4.0 years
Volatility rate	88%	83%	88%
Dividend yield	0%	0%	0%
Purchase Plan Shares Granted
Average risk free rate of return	0.92-1.19%	1.25-1.65%	1.91-5.01%
Weighted average expected option life	3.0 months	3.0 months	3.0 months
Volatility rate	17-30%	31-33%	32-125%
Dividend yield	0%	0%	0%

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

Certain Significant Risks and Uncertainties

     The Company operates in a dynamic and highly competitive industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations and cash flows: dependence upon a limited number of suppliers for component parts; risks associated with budget processes of governmental agencies which could limit product demand; legislative actions; the ability of airports to integrate the Company’s EDS units into their baggage handling systems; unforeseen problems relating to the ability of the Company’s EDS products to sustain increased usage; management of the expansion of the Company’s operations; growth of the service organization; risks associated with integration of acquired businesses; product liability and related claims if products fail; limited number of customers; the exercise of the royalty-bearing license granted to the TSA; limitations on the Company’s intellectual property rights; a lengthy sales cycle which could result in not being able to obtain sales orders; risks associated with international sales including, but not limited to, political instability, changes in regulatory requirements, foreign currency risk, tariffs and other barriers, and negative tax consequences; the Company’s relationships with international customers may be damaged if it is required to fulfill TSA orders at the expense of international orders; the selection of another company to provide post-warranty service on the Company’s CTX products; the Company’s future products or product modifications fail to obtain TSA certification; inability to adapt to rapid technological change; competition in the industry; retaining key management personnel and employees; natural disasters; risks associated with special contracting requirements by governmental agencies; failure to properly protect the Company’s intellectual property or having to enforce or defend against claims of intellectual property infringement; and the availability of future government funding for product development.

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

Segment Information

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of segment information under a “management” approach. As discussed in Note 1, the Company has two reportable segments based on financial information regularly reviewed by the Company’s chief operating decision makers in deciding how to assess performance and allocate resources.

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

Net Income Per Share

     Basic net income per share is computed by dividing income available to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt (other than the Company’s convertible senior notes due 2023) and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Shares of common stock into which the Company’s convertible senior notes due 2023 can convert are included in the calculation of diluted net income per share for a fiscal quarter if the Company’s closing stock price equals or exceeds $35.20 for at least 20 days in the last 30 trading days of that fiscal quarter.

Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 on January 1, 2001 and did not elect hedge accounting as defined by SFAS 133. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     During the year ended December 31, 2003, the Company’s derivatives consisted only of foreign exchange forward contracts. In May 2002, the Company designated certain foreign exchange forward contracts as cash flow hedges of foreign exchange risk for international sales contracts and began applying hedge accounting as defined by SFAS 133. Accordingly, as of December 31, 2003, the Company recorded $1,940,000 of other comprehensive loss, net of income taxes of $1,428,000, representing the net change in the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting. The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of hedged revenue. During the year ended December 31, 2003, the Company also recorded $34,395 as the ineffectiveness under hedge accounting. At December 31, 2003, some of the changes in fair value of certain forward contracts are offset by the measurement of associated accounts receivable amounts. The maturity of foreign exchange forward contracts as of December 31, 2003 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments. These foreign exchange forward contracts all mature within twelve months. As of December 31, 2003, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months.

     The Company does not enter into market risk sensitive instruments for trading purposes. The Company had aggregate foreign exchange forward contracts with notional amounts of $20.7 million and $34.7 million at December 31, 2003 and 2002, respectively. The fair value of these instruments, included in the consolidated balance sheets, was a net liability balance of $1.1 million and $4.9 million at December 31, 2003 and 2002, respectively.

Recently Issued Accounting Standards

     Revenue Arrangements with Multiple Deliverables

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. There was no impact from the adoption of EITF 00-21 on the Company’s consolidated financial statements.

     Accounting and Disclosure Requirements for Guarantees

     In December 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of 2002. The adoption of FIN 45 did not materially impact the Company’s consolidated financial statements.

     Accounting for Costs Associated with Exit or Disposal Activities

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3 (“EITF 94-3”). SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly,

SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. There was no effect on the Company’s consolidated financial statements from the adoption of SFAS 146.

     Consolidation of Variable Interest Entities

     The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the Company’s consolidated financial statements.

     Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact from the adoption of SFAS No. 149 on the Company’s consolidated financial statements.

     Accounting for Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150” (“FSP 150-3”), which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the Company’s consolidated financial statements.

     Revenue Recognition

     In December 2003, the SEC staff issued Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy” (“SAB 104”), which revises or rescinds portions of the revenue recognition interpretive guidance included in the Staff Accounting Bulletin codification to make it consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to revenue recognition guidance no longer necessary due to developments in U.S. GAAP. SAB 104 also rescinds the Frequently Asked Questions and Answers document issued in conjunction with the release of Staff Accounting Bulletin No. 101. The adoption of SAB 104 did not materially impact the Company’s consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their estimated useful lives.

Yxlon International Holding GmbH

     On March 31, 2003, the Company completed its acquisition of Yxlon, a company based in Hamburg, Germany. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing (“NDT”) systems for a wide range of industrial applications, and systems that use X-ray based diffraction (“XRD”) technology for explosives detection. The Company acquired Yxlon for €38.6 million in cash, or $41.7 million, incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003 for a total purchase price of $44.3 million. The Company is required to make an additional payment of €5.0 million if Yxlon’s XRD system is certified for explosives detection by the Transportation Security Administration (“TSA”) by June 30, 2004. If the XRD system is certified for explosives detection by the TSA, the Company would record the additional consideration as intangible assets.

     An independent valuation to determine the allocation of the fair value of the net assets acquired was completed in September 2003. The total purchase price of $44.3 million has been allocated as follows (in thousands):

Cash and cash equivalents	$1,946
Current assets	29,101
Other non-current assets	1,726
Amortizable intangible assets:
Developed and core technology	8,700
Other	1,480
Intangible assets with indefinite lives:
Goodwill	18,736
Trademark	2,780
Current liabilities	(22,866)
Other non-current liabilities	(1,644)
In-process research and development	4,300

Total purchase price	$44,259

     Amortizable Intangible Assets

     Of the total purchase price, approximately $10.2 million has been allocated to amortizable intangible assets, including maintenance contracts and renewals, contract backlog, direct customer relationships, supplier agreements and developed and core technology. The maintenance contracts and renewals represent a value assigned to the revenue stream estimated from existing maintenance contracts as of the acquisition date with an assumed renewal rate. Contract backlog represents the gross contract backlog to be recognized over the twelve-month period following the close of the acquisition. Direct customer relationships represent the sale of products and services by Yxlon’s internal sales and marketing force. Supplier agreements represent the value in material supplier agreements where Yxlon receives below market rates on inventory component purchases. The Company is amortizing the fair value of these assets on a straight-line basis over estimated useful lives ranging from twelve months to six years.

     Developed and core technology, which consists of products that have reached technological feasibility, includes Yxlon’s XRD system and NDT system products. The Company is amortizing the fair value of the developed and core technology on a straight-line basis over an estimated useful life of seven years.

     Intangible Assets With Indefinite Lives

     The estimated fair value of intangible assets with indefinite lives was $18.7 million for goodwill and $2.8 million for the Yxlon trade name. These intangible assets will not be amortized because the assets have indefinite useful lives based on many factors and considerations, including the length of time that the Yxlon name has been in use, the Yxlon brand awareness and market position and the plans for continued use of the Yxlon brand within a portion of the Company’s overall product portfolio.

     In-Process Research and Development

     Of the total purchase price, $4.3 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the second quarter of fiscal 2003. There were two projects expected to be completed between 2004 and 2007. Projects that qualify as IPR&D represent those that have not yet reached technological viability. Technological viability is defined as being equivalent to a beta-phase working prototype in which there is lower remaining risk relating to the development.

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

     The rates utilized to discount the net cash flows to their present values are based on Yxlon’s weighted average cost of capital of 25%. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     Pro Forma Results (Unaudited)

     The unaudited pro forma financial information presented below combine the actual results of operations of the Company and the historical results of operations of Yxlon for the respective periods as if the acquisition of Yxlon had occurred at the beginning of each of the periods presented. Adjustments of $285,000 and $6.2 million have been made to the combined results of operations for the twelve-month periods ended December 31, 2003 and December 31, 2002, respectively, reflecting amortization of purchased intangibles, net of tax, timing of acquisition-related in-process research and development expense recognition, and bank settlement fees for debt as a result of acquisition, net of tax, as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	2003	2002

	(in thousands, except per share amounts)
Revenues	$432,697	$492,728
Net income	57,169	65,686
Basic	$3.34	$4.11
Diluted	$3.11	$3.69
Basic weighted average shares outstanding	17,132	15,987
Diluted shares	18,368	17,803

Hattinger Pruf- und Entwicklungs- GmbH

     Effective August 1, 2003, Yxlon International X-Ray GmbH, an indirect wholly owned subsidiary of the Company, acquired Hattinger Pruf- und Entwicklungs- GmbH (“Hapeg”), a private engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, for approximately €2.9 million or $3.4 million. The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the underlying net assets of $2.3 million was allocated to goodwill and other intangible assets and property based upon an independent valuation of fair values. Amortization expense of $122,000 was recorded during the fiscal year ended 2003. The unaudited pro forma results were not provided as they were not deemed to be material.

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

NOTE 4. GOVERNMENT CONTRACTS AND GRANTS

     The Company has been awarded various research and development contracts and grants by the FAA, the TSA and other government agencies to share in the costs of developing and enhancing the Company’s products. During 2003, 2002 and 2001, the Company recorded reimbursements of $3.1 million, $886,000 and $8.3 million, respectively, under research and development contracts and grants. Such reimbursements for direct costs, overhead and general and administrative expenses, have been reflected as a reduction to research and development expense, selling, general and administrative expense, and against the manufacturing and customer support overhead pools, in each period presented. Billings under such research and development contracts and grants are submitted to the FAA, the TSA and other government agencies monthly on the basis of actual costs incurred. At December 31, 2003 and 2002, the related receivable balances from these contracts and grants were $1.1 million and $0, respectively.

     In addition, under a letter contract dated February 19, 2002 and a subsequent delivery order, the FAA and, following the formation of the TSA, the TSA agreed to reimburse the Company for certain ramp up costs incurred to meet the TSA’s product order demand for 2002. Ramp up costs consist of consulting expenses, vendor expedite charges and subcontract manufacturing set up costs. The Company recorded $1.0 million in 2003 and $9.3 million in 2002 in reimbursable expenses. At December 31, 2003, there was no outstanding balance for future invoicing of ramp up related costs.

NOTE 5. FINANCING ARRANGEMENTS

     On September 19, 2003, the Company completed a private offering of $125.0 million aggregate principal amount of its 3% convertible senior notes due 2023. The notes are convertible into the Company’s common stock, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share. The notes will be redeemable for cash at the Company’s option beginning on October 1, 2008. Holders of the notes have the option to require the Company to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018. The holders of the notes will also have the ability to require the Company to purchase the notes in the event that the Company undergoes a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be. In connection with the issuance of the notes, the Company incurred $4.5 million in debt issuance costs to be amortized over the term of the notes.

     Effective December 2003, the Company had a line of credit agreement for the U.S. operations that provides for maximum borrowings in an amount up to $30.0 million. Borrowings under these agreements bear interest at the bank’s prime rate minus 0.5% (3.5% at December 31, 2003). The agreement expires in July 2005 and requires that the EDS segment maintain certain levels of tangible net worth. The Company may use proceeds of loans under this line of credit for general corporate purposes. At December 31, 2003, the Company had no borrowings outstanding under these agreements. However, at December 31, 2003, the Company had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $17.0 million is secured by the lines of credit, and foreign exchange contracts for which a 10% reserve of $1.7 million is secured by the lines of credit. The Company had remaining available borrowing capacity under the lines of credit of $11.3 million at December 31, 2003.

     As of December 31, 2003, the Company had letters of credit totaling $17.0 million as guarantees primarily to customers for performance and delivery commitments, and to foreign creditors to our subsidiary entities. In addition, the Company has one guarantee to an insurance carrier for premium payment commitments. The guarantees range from two months to nine years from December 31, 2003 until expiration.

     As of December 31, 2003, the Company had two primary sources of financing from German banks for Yxlon. The first agreement is a line of credit that provides for maximum borrowings in an amount up to €6.6 million or approximately $8.3 million at December 31, 2003. The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €5.2 million or approximately $6.6 million at December 31, 2003. The expiration date for each of these agreements is March 2004. Borrowings under these agreements bear interest at 5.75%. At December 31, 2003, the Company had debt balances of $5.3 million outstanding under these agreements. In addition, at December 31, 2003, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $3.9 million is secured by the lines of credit. Therefore, we had remaining available borrowing capacity under the lines of credit of approximately €4.5 million or $5.7 million at December 31, 2003.

NOTE 6. STOCKHOLDERS’ EQUITY

     In connection with the issuance of the $125.0 million aggregate principal amount of 3% convertible senior notes due 2023 discussed in Note 5, the Company repurchased 452,000 shares of its common stock at a price of $27.65 per share, for an aggregate price of $12.5 million.

     In March 2003 and July 2003, the Company issued non-qualified stock options to two consultants to each purchase 10,000 shares of common stock at a price of $21.87 and $24.59 per share, respectively. The options vest 25% after one year and monthly thereafter over the next 3 years. The options expire ten years from date of issuance. The Company recorded compensation expense over the vesting period of the option, for which the fair value is adjusted for changes in the fair value of common stock in subsequent periods. During the 2003, the Company recorded compensation expense of $193,000, which was estimated as of December 31, 2003 using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 2.45%, volatility of 85% and a contractual life of ten years.

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

     In September 2001, the Company entered into an agreement with Donald & Co. for investment advisory and financing related services. Steven Blum, one of the members of the Company’s board of directors, was the president of Donald & Co. at such time. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company’s common stock at a price of $9.95 per share, the closing price of the Company’s common stock on the day prior to the date of issuance. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78% and a contractual life of five years. In September 2002, the Company issued 100,000 shares of common stock under the warrant. However, in lieu of paying cash for the shares, 34,153 shares valued at $29.13 per share were returned to the Company to settle the transaction. Such shares were recorded as treasury stock. One-half of the cash retainer and warrant, related to on-going investment and financial advisory services, was recorded in other current assets and was amortized over the one-year term of the agreement. The Company recorded amortization expense of $262,000 and $88,000 in 2002 and 2001, respectively. The remaining balance of $350,000, related to services provided in connection with the Company’s follow-on offering in April 2002 was netted against the proceeds from the offering.

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

     At December 31, 2003, the Company has reserved shares of common stock for issuance as follows:

Options outstanding under stock option plans	3,594,760
Shares reserved for future issuance under stock option plans	1,248,337
Shares reserved for sale under employee stock purchase plan	96,561
Shares reserved to be exchanged for Quantum stock certificates that have not yet been turned in for exchange	896

Total	4,940,554

NOTE 7. EMPLOYEE STOCK AND BENEFIT PLANS

Equity Incentive Plans

     The Equity Plans provide for the granting to officers, employees, consultants and directors of the Company and its subsidiaries of incentive and non-qualified stock options, stock bonus awards, rights to purchase restricted stock and stock appreciation rights (together “Stock Awards”) for the purchase of up to an aggregate of 7,520,635 shares of the Company’s common stock by officers, employees, consultants and directors of the Company and its subsidiaries. The board of directors is responsible for administration of the Equity Plans and also determines the terms of each Stock Award. Options granted under the Equity Plans generally vest over a four-year period. In the event of a change in control transaction, Stock Awards then outstanding shall be continued or assumed by the surviving entity or similar awards shall be substituted therefor. If the surviving entity refuses to do so, then the vesting of or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full to the date immediately prior to the effective date of such change in control transaction. With respect to senior vice presidents and specified vice presidents, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full following the effective date of the change in control transaction. With respect to specified vice presidents, even if the surviving entity continues, assumes or substitutes Stock Awards, the vesting or rate of lapse of repurchase rights on such Stock Awards shall accelerate in full upon an involuntary termination without “cause” or a “constructive termination,” as those terms are defined in the Company’s Change in Control Equity Acceleration Plan, within a year following the effective date of the change in control transaction.

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

     The activity under the Equity Plans was as follows (in thousands, except per share data):

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,098	$16.52	2,596	$3.82	2,831	$4.07
Granted	1,173	$24.85	1,229	$35.16	827	$4.02
Exercised	(407)	$4.84	(665)	$3.09	(463)	$4.54
Canceled (unvested)	(270)	$27.06	(56)	$8.11	(414)	$4.38
Expired (vested)	—	$—	(6)	$4.03	(185)	$5.27

Outstanding at end of period	3,594	$19.78	3,098	$16.51	2,596	$3.82

Options exercisable at period end	1,744	$14.53	1,268	$6.51	1,203	$3.52
Weighted average grant date fair value of options granted during the year		$17.86		$21.91		$2.55

     Information relating to stock options outstanding under the Equity Plans at December 31, 2002 is as follows (share data in thousands):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.55 - 1.10	265	1.7	$0.97	265	$0.97
$1.44 - 2.31	371	7.1	$2.26	207	$2.28
$2.38 - 5.25	505	6.1	$4.22	413	$4.40
$5.38 - 21.87	450	6.1	$12.70	290	$8.55
$22.40 - 24.72	298	9.1	$23.44	29	$23.23
$24.94 - 24.94	634	9.1	$24.94	125	$24.94
$25.16 29.82	383	9.0	$27.94	71	$28.69
$30.34 - 41.99	147	8.5	$35.78	56	$36.37
$43.00 43.00	30	8.2	$43.00	13	$43.00
$43.34 - 43.34	511	8.1	$43.34	275	$43.34

	3,594	7.4	$19.78	1,744	$14.53

Employee Stock Purchase Plans

     The Company reserved a total of 850,000 shares of common stock for issuance under the Purchase Plans. As of December 31, 2003, 753,107 shares have been issued under the Purchase Plans.

Employee 401(k) Plan

     The InVision Technologies, Inc. 401(k) Plan (the “401(k) Plan”) was established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum amount as set periodically by the Internal Revenue Service. Beginning in July 1997, the Company began matching employee contributions at the rate of $0.50 on the dollar up to a maximum of 6% of the employee’s gross compensation. All matching contributions vest immediately. Company matching contributions to the 401(k) Plan totaled $1.1 million, $707,000 and $524,000 in 2003, 2002 and 2001, respectively.

NOTE 8. COMMITMENTS

     The Company leases facilities and equipment under non-cancelable leases expiring at various times through 2012. The existing facilities lease for the corporate facility in Newark, California includes an option to renew for an additional five years through 2012. Future minimum lease payments under these leases at December 31, 2003 are as follows (in thousands):

	Operating	Capital
Year Ending December 31,	Leases	Leases

2004	$4,815	$287
2005	4,086	262
2006	3,379	70
2007	2,756	—
2008	1,901	—
Years thereafter	5,349	—

	$22,286	619

Less: amount representing interest		(38)

Present value of net minimum lease payments		581
Less: current portion of capital lease obligations		(263)

Long-term capital lease obligations		$318

     Rent expense for facilities located in Newark, California; San Diego, California; Eugene, Oregon; Akron, Ohio; France; United Kingdom; Germany; Denmark; and Japan was $4,106,000, $1,903,000 and $1,646,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

     The leases on the corporate offices and manufacturing facilities in Newark, California and San Diego, California include scheduled base rent increases over the term of the leases. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the leases. In addition to the base rent payment, the Company pays a monthly allocation of the building’s operating expenses. At December 31, 2003 and 2002, the Company has recorded deferred rent of $535,000 and $576,000, respectively, to reflect the excess of rent expense over cash payments since inception of the lease as a long-term liability.

NOTE 9. NET INCOME PER SHARE

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Year Ended December 31,

	2003			2002			2001

			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Income available to common stockholders	$56,946	17,132	$3.32	$78,294	15,987	$4.90	$7,523	12,998	$0.58
Effect of dilutive securities:
Options and warrants		1,236	(0.22)	—	1,811	(0.50)	—	1,081	(0.05)
Stock payable in connection with acquisition of subsidiary			—	—	5	—	—	264	(0.01)

Diluted net income per share:
Income available to common stockholders plus assumed conversions	$56,946	18,368	$3.10	$78,294	17,803	$4.40	$7,523	14,343	$0.52

NOTE 10. INCOME TAXES

     The provision for (benefit from) income taxes for 2003, 2002 and 2001 consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$29,761	$55,631	$887
State	7,042	12,636	364
Foreign	162	—	—

	$36,965	$68,267	$1,251
Deferred:
Federal	5,937	(11,921)	(4,631)
State	1,101	(2,472)	(1,191)
Foreign	(2,078)	—	—

Total provision	$41,925	$53,874	$(4,571)

     The Company’s effective tax rate for 2003, 2002 and 2001 differs from the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,

	2003	2002	2001

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal taxes	5.3	5.0	1.4
Non-deductible intangible assets	0.1	0.6	10.5
Change in valuation allowance	0.5	—	(194.1)
Research and development credit	—	—	(4.1)
Other	1.5	0.2	(3.5)

Effective tax rate	42.4%	40.8%	(154.8)%

     Deferred tax assets at December 31, 2003 and 2002 consist of the following (in thousands):

	December 31,

	2003	2002

Assets:
Reserves and accruals	$14,816	$20,863
Net operating loss carryforwards	7,251	649
Other	692	1,691

	22,759	23,203
Liabilities:
Intangibles and fixed assets	(5,938)	—
Other	(1,120)	(1,264)
Valuation allowance	(1,621)	—

Net deferred tax assets	$14,080	$21,939

As reported in the consolidated balance sheet:
Deferred income taxes, current	$14,283	$20,889
Deferred income taxes, non-current	(203)	1,050

Net deferred tax assets	$14,080	$21,939

     A valuation allowance is required if management concludes that it is more likely than not that a deferred tax asset will not be realized. As of December 31, 2003, the Company has a valuation allowance of $1,621,000, reducing the net deferred income taxes to $14,080,000. The realization of tax loss carryforwards is dependent on generating sufficient taxable income in certain tax jurisdictions prior to the expiration of the loss carryforwards. As of December 31, 2003, management has determined that estimates of future taxable income in certain foreign jurisdictions make it more likely than not that some of the foreign tax loss carryforwards may not be realized.

     At December 31, 2003, the Company had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $321,000 and $15.8 million, respectively, available to reduce future federal, state and foreign taxable income. The Company’s federal net operating loss carryforwards begin to expire in 2010 and its state net operating loss carryforwards expire in 2011. The foreign net operating loss carryovers may be carried over indefinitely and will not expire. The tax benefit of the federal and state net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

     The Company’s income taxes payable have been reduced by the income tax benefits associated with employee stock transactions. These benefits were credited directly to stockholders’ equity and amounted to $2.9 million in 2003 and $9.2 million in 2002.

NOTE 11. INDUSTRY SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company determines its segments based on how its Chief Executive Officer and its Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, the Company presented segment information based on three reportable segments: EDS, Quantum and Wood. As a result of the acquisition of Yxlon at the outset of the second fiscal quarter of 2003, the Company now has two reportable segments, EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced computed tomography technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments, including Quantum, Wood and XRD, were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.

     Segment financial data for years ended December 31, 2002 and 2001 have been restated to reflect the change in reportable segments. As of the second quarter of 2003, a reportable segment line item also has been changed from net income (loss) to income (loss) from operations.

     Financial information by segment is as follows (in thousands):

				Consolidating
	EDS	NDT	Other	Eliminations	Total

2003
Revenues:
Product revenues	$302,961	$34,639	$13,973	$—	$351,573
Service revenues	41,158	8,656	1,979	—	51,793
Contract research and development revenues	—	—	13,131	—	13,131
Intercompany revenues	52	—	3,462	(3,514)	—

Total revenues	$344,171	$43,295	$32,545	$(3,514)	$416,497
Income (loss) from operations	$104,746	$(3,163)	$(4,922)	$—	$96,661
December 31, 2003
Total assets	$436,914	$57,809	$18,757	$(27,412)	$486,068

				Consolidating
	EDS	NDT	Other	Eliminations	Total

2002
Revenues:
Product revenues	$403,074	$—	$8,352	$—	$411,426
Service revenues	13,742	—	1,880	—	15,622
Contract research and development revenues	—	—	12,083	—	12,083
Intercompany revenues	705	—	2,652	(3,357)	—

Total revenues	$417,521	$—	$24,967	$(3,357)	$439,131
Income (loss) from operations	$135,912	$—	$(3,383)	$—	$132,529
December 31, 2002
Total assets	$422,389	$—	$9,732	$(14,334)	$417,787

2001
Revenues:
Product revenues	$36,505	$—	$10,031	$—	$46,536
Service revenues	9,584	—	1,655	—	11,239
Contract research and development revenues	—	—	16,556	—	16,556
Intercompany revenues	22	—	110	(132)	—

Total revenues	$46,111	$—	$28,352	$(132)	$74,331
Income (loss) from operations	$3,888	$—	$(1,217)	$—	$2,671
December 31, 2001
Total assets	$86,814	$—	$13,740	$(10,821)	$89,733

     At December 31, 2003, the Company has accounts receivable from customers located in the United States, Europe, the Middle East, Asia Pacific and other areas of $24.4 million, $27.6 million, $559,000, $3.9 million and $415,000, respectively. The only customer that represented 10% or more of total revenues was the FAA/TSA with 57%, 82% and 29% for 2003, 2002 and 2001, respectively.

     The Company markets its products both domestically and internationally. Total revenues by geographic region, based on the location of the customer placing the order, are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$295,896	$387,810	$50,157

Europe	81,068	38,473	17,099
Middle East	5,224	3,214	3,170
Asia Pacific	20,219	3,483	1,099
Other	14,090	6,151	2,806

Total all foreign countries	120,601	51,321	24,174

Total worldwide revenues	$416,497	$439,131	$74,331

     Substantially all of the Company’s long-lived assets are located in the United States.

NOTE 12. RELATED PARTY TRANSACTIONS

     In connection with Messrs. Blum and Turpen joining the Company’s board of directors in 2001, each of these directors received a grant to purchase 20,000 shares of the Company’s common stock, which grants vested over a four-year period. In February 2002, the board of directors amended these grants to cause them to vest over a one-year period. If either Mr. Blum or Mr. Turpen ceases to be a director prior to four years from the original date of grant, we will be required to take a compensation charge equal to the difference between the fair market value of our common stock on the date of the amendment and the exercise price of the option, multiplied by the number of vested shares that would not have vested had the option not been amended.

     In late September 2001, the Company entered into an agreement with Donald & Co. for investment advisory services related to a potential acquisition and fundraising activities. The Company considered other alternatives and chose Donald & Co. to provide these services because time was of the essence and it was able to react quickly to meet the Company’s business requirements based on its familiarity with the Company’s business. Steven Blum, one of the members of the Company’s board of directors, was the president of Donald & Co. at such time. The board approved this agreement with Mr. Blum abstaining. Under this agreement, Donald & Co. received a $50,000 cash retainer and a fully-vested warrant to purchase 100,000 shares of the Company’s common stock at a price of $9.95 per share, the closing price of the Company’s common stock on the day prior to the date of issuance. The board considered this fee to be comparable to other alternatives given the circumstances of the engagement. The warrant expires five years from date of issuance. The fair value of the warrant was $650,000, which was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.94%, volatility of 78% and a contractual life of five years. In September 2002, the Company issued 100,000 shares of common stock under the warrant. However, in lieu of paying cash for the shares, 34,153 shares valued at $29.13 per share were returned to the Company to settle the transaction. Such shares were recorded as treasury stock. The Company has allocated one-half of the cash retainer and warrant to on-going investment and financial advisory services, which was originally recorded in other current assets and then amortized over the one-year term of the agreement. The Company recorded amortization expense of $262,000 in 2002 and $88,000 in 2001. The Company has allocated the remaining balance of $350,000 to services provided in connection with the Company’s follow-on offering in April 2002, which was netted against the proceeds from the offering.

     In August 1996, January 1997 and January 1999, the Company entered into consulting agreements with BGI, Inc., a Virginia-based international consulting firm, to assist it with the marketing of its EDS products to the U.S. government. Under these agreements, the Company agreed to pay an annual retainer to BGI and a success fee payable 25% in stock or stock options. In November 2000, BGI agreed to convert all of the accrued stock portion of its accumulated success fees and agreed to cancel an option to purchase 6,586 shares of common stock in consideration for an agreement by the Company to issue 20,468 shares of common stock to BGI. In 2000, the Company recorded consulting expenses of $108,000 for this common stock. The Company issued 9,552 shares of common stock in 2001 and the remaining 10,916 shares of common stock in 2002. In March 1998, Morris Busby, president and a controlling shareholder of BGI, was elected to the Company’s board of directors. Following Ambassador Busby’s election, the Company continued this arrangement because it felt that BGI continued to provide needed services to it at comparable market rates. The Company paid consulting fees to BGI of $120,000 in 2000. This arrangement expired on December 31, 2000.

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

     In April 1998, Yxlon entered into an LI-Contribution Contract with Philips GmbH (“Philips”). This agreement is a non-exclusive, worldwide license for coherent scatter X-ray technology. Yxlon is subject to royalty payments based upon the net sales price of certain products sold by Yxlon. There is no minimum royalty payment. Since the acquisition of Yxlon on March 31, 2003, Yxlon has paid €149,169 under this license.

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

     In March 1995, Quantum executed a ten-year exclusive license agreement with a third party. Quantum is subject to royalty payments based on a percentage of the net sales price of certain products made, used or sold. Minimum annual royalties of $20,000 are due beginning in calendar year 1997 through the remaining term of the agreement. Quantum did not incur royalty expense under this agreement in 1995 or 1996, and paid the minimum royalty of $20,000 in 1997 and 1998. In January 1999, Quantum and the licensor agreed to modify the license by expanding the field of use, increasing the minimum annual royalty to $70,000 and extending the term until January 2009. Quantum paid a one-time fee of $50,000 to obtain such modification and extension and made the minimum annual royalty of $70,000 for each of the years 1999 through 2003.

NOTE 14. CONTINGENCIES

     InVision and its subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in a number of lawsuits in approximately 110 products liability lawsuits by individual plaintiffs seeking damages for wrongful death relating to the terrorist acts of September 11, 2001. The litigation in connection with the terrorist acts of September 11, 2001 have been consolidated in In re: September 11 Litigation, 21 MC 97 (AKH); Lopez, et al v. United Airlines, et al., 1:02-cv-458, United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 39 complaints that remain active. Each of the active complaints with which the Company has been served alleges that the defendants breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. The Company believes that the plaintiffs’ claims lack merit, especially in light of the fact that the Company did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. The Company was recently advised by the Plaintiffs' Executive Committee that InVision and Quantum Magnetics will be dismissed as defendants from all active complaints on or before March 31, 2004, plaintiffs' deadline to file and serve amended Master Complaints. If InVision and Quantum Magnetics are not dismissed, the Company must answer or otherwise respond to any amended Master Complaints in which we are listed as defendants by April 30, 2004 and must answer or otherwise respond to plaintiffs' individual complaints by May 15, 2004. The Company intends to vigorously defend any of these lawsuits in which InVision or Quantum Magnetics continue to be named as defendants.

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company’s management does not believe that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 15. BALANCE SHEET COMPONENTS

(in thousands)

	December 31,

	2003	2002

Accounts receivable, net:
Billed	$45,368	$89,241
Unbilled	9,687	54,396
Other receivables	2,726	3,042

Subtotal	57,781	146,679
Less: allowance for doubtful accounts	(830)	(384)

Total	$56,951	$146,295

Inventories:
Raw material and purchased components	$22,821	$22,696
Field service spare parts	27,805	16,145
Work-in-process	10,123	21,927
Finished goods	18,145	3,996

Total	$78,894	$64,764

Property and equipment, net:
Machinery and equipment	$20,962	$10,864
Self constructed assets	3,770	5,670
Furniture and fixtures	1,524	1,383
Leasehold improvements	4,578	3,804

Subtotal	30,834	21,721
Less: accumulated depreciation and amortization	(19,229)	(14,496)

Total	$11,605	$7,225

Intangible assets
Developed technologies	$11,325	$1,535
Trademarks	2,796	—
Patents	510	428
Other	2,480	133

Subtotal	17,111	2,096
Less: accumulated amortization	(3,133)	(1,174)

Total	$13,978	$922

Accrued liabilities:
Warranty and other reserves	$14,259	$19,890
Accrued employee compensation	10,409	7,540
Income taxes	255	17,919
Foreign exchange forward contracts	1,436	4,948
Other	8,699	15,067

Total	$35,058	$65,364

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

     During the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization expense for its intangible assets of $1,959,000, $324,000 and $794,000, respectively. Expected future amortization expense for intangibles balances at December 31, 2003 are as follows:

(in thousands)	2004	2005	2006	2007	2008	Thereafter

Expected future amortization expense	$2,256	$1,813	$1,711	$1,668	$1,590	$	,1984

     At December 31, 2003 and 2002, the Company had $882,000 and $366,000, respectively, of capitalized lease equipment and related accumulated amortization of $326,000 and $250,000, respectively.

NOTE 16. SUBSEQUENT EVENTS

Product Delivery Order

     On March 12, 2004, the TSA issued a delivery order to the Company for CTX 9000 DSi systems for integration into the baggage handling systems of certain airports in the United States. The delivery order for the new systems is valued at $108.0 million. This delivery order was made under a new three year agreement with the TSA announced by the Company on August 12, 2003, and includes $3.2 million for reliability improvements measured over the next twelve months. The TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under that agreement.

Change in Control Arrangement

     On March 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GE and Jet Acquisition Sub, Inc., a wholly owned subsidiary of GE (“Merger Sub”). Pursuant to, and subject to the conditions contained in, the Merger Agreement: (i) GE would acquire the Company through the merger of Merger Sub with and into the Company (the “Merger”) and (ii) at the effective time of the Merger, each outstanding share of the Company’s common stock would be converted into the right to receive $50.00 in cash. The Merger is subject to customary closing conditions, including the approval of the Company’s stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended 2003	Mar. 30	Jun. 29	Sept. 28	Dec. 31

(in thousands, except per share data)
Total revenues	$165,168	$89,427	$86,118	$75,784
Gross profit	73,358	35,875	33,697	29,586
Net income	34,407	6,975	9,276	6,288
Basic income per share	2.02	0.41	0.54	0.37
Diluted income per share	1.87	0.38	0.50	0.34

Quarter ended 2002	Mar. 31	Jun. 30	Sept. 29	Dec. 31

(in thousands, except per share data)
Total revenues	$33,198	$68,426	$117,060	$220,447
Gross profit	13,424	28,436	50,043	92,992
Net income	2,818	9,606	21,473	44,397
Basic income per share	0.21	0.58	1.28	2.62
Diluted income per share	0.17	0.52	1.17	2.40

InVision Technologies, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002, and 2001
(in thousands)

		Additions

	Balance at	Charged to	Charged to		Increase resulting from	Balance at
	beginning	costs and	other		Yxlon acquisition	end of
	of period	expenses	accounts	Deductions	on March 31, 2003	period

Allowance for doubtful accounts
2003	$384	$300	$11	$335	$470	$830
2002	$355	$170	$—	$141	$—	$384
2001	$302	$168	$—	$115	$—	$355

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. Certain schedules have been omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc.

3.1	Amended and Restated Certificate of Incorporation of the registrant. (2)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant. (3)

3.3	Bylaws of the registrant, as amended. (4)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (5)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (5)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (5)

10.1	Technology License Agreement, dated September 11, 1990, by and between the registrant and Imatron, Inc. (6)

10.2	Registrant’s 2000 Equity Incentive Plan, as amended. (7) †

10.3	Registrant’s 2002 Employee Stock Purchase Plan. (8) †

10.4	Lease, dated as of February 11, 1997, between the registrant and WHLNF Real Estate L.P. (9)

10.5	Amendment No. 1 to Technology License Agreement between the registrant and Imatron, Inc. dated July 12, 1999. (10)

10.6	Form of Indemnity Agreement between the registrant and each of Sergio Magistri, David Pillor, Giovanni Lanzara, Bruno Trezza, Douglas Boyd and Morris Busby. (10) †

10.7	Registrant’s 1991 Equity Incentive Plan. (11) †

10.8	Registrant’s 2000 Non-Officer Equity Incentive Plan, adopted February 14, 2000. (12)

10.9	Form of Indemnity Agreement between the registrant and each of Donald E. Mattson and Ross Mulholland. (13) †

10.10	Delivery Order #2 from the TSA. (15) *

10.11	Delivery Order #3 from the TSA. (15) *

10.12	Amended Delivery Order #2 from the TSA. (16) *

10.13	Amended Delivery Order #3 from the TSA. (16) *

10.14	Delivery Order #4 from the TSA. (16) *

10.15	Amendment to Delivery Order #2. (16) *

10.16	Amendment to Delivery Order #3. (16) *

10.17	First Amendment to Lease Agreement, dated December 10, 1997, between the registrant and WHLNF Real Estate Limited Partnership. (16)

Exhibit No.	Description

10.18	Second Amendment to Lease Agreement, dated July 1, 2002, between the registrant and DMV SUB 4 LLC. (16)

10.19	Change in Control Equity Acceleration Plan. (17) †

10.20	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and Sergio Magistri. (17) †

10.21	Senior Management Key Employee Agreement dated as of September 20, 2002 between the registrant and David Pillor. (17) †

10.22	Senior Management Key Employee Agreement dated as of September 29, 2002 between the registrant and Ross Mulholland. (17) †

10.23	Senior Management Key Employee Agreement dated as of October 4, 2002 between the registrant and Don Mattson. (17) †

10.24	Delivery Order #5 from the TSA. (17) *

10.25	Delivery Order #6 from the TSA. (17) *

10.26	Single-Tenant Net Lease Agreement executed on October 4, 2002 between Carmel Mountain #8 Associates, L.P. and Quantum Magnetics, Inc. (18)

10.27	Vice President Key Employee Agreement dated as of May 1, 2002 between the registrant and Andrew Siegel. (1) †

10.28	Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). (5) *

10.29	Delivery Order #1 from the TSA under the Frame Agreement. (5) *

10.30	Amendment of Solicitation/Modification of Contract between the Company and the TSA (the “Definitized Letter Agreement”). (5) *

10.31	Delivery Order #8 from the TSA under the Definitized Letter Agreement. (5) *

10.32	Amendment to Delivery Order #5 from the TSA under the Definitized Letter Agreement. (5) *

10.33	Amendment to Delivery Order #3 from the TSA under the Definitized Letter Agreement. (5) *

10.34	Loan and Security Agreement, dated December 8, 2003, between the registrant and Silicon Valley Bank.

14.1	Code of Ethics and Business Conduct.

21.1	Subsidiaries of the registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-380) and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-103016) filed February 6, 2003 and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-91154) filed June 25, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-23413) and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s Registration Statement on Form S-8 (No. 333-56340) filed February 28, 2001 and incorporated herein by reference.

(12)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(16)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(17)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002 and incorporated herein by reference.

(18)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

†	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

*	Confidential treatment has been requested for portions of this exhibit.