Form 10-Q
period 2004-03-28
INVISION TECHNOLOGIES INC
filed 2004-05-07
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004

or

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

     On May 1, 2004, there were 17,477,152 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets (Unaudited) – March 28, 2004 and December 31, 2003

b. Condensed Consolidated Statements of Operations (Unaudited) – Three months ended March 28, 2004 and March 30, 2003

c. Condensed Consolidated Statements of Cash Flows (Unaudited) – Three months ended March 28, 2004 and March 30, 2003

d. Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

     InVision, Quantum Magnetics, Yxlon, HAPEG, CTX, CTX 5500 DS, CTX 9000 DSi and QScan, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries. InVision, Quantum Magnetics, Yxlon and QScan, among others, are registered trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 28,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$74,891	$182,382
Short-term investments	209,719	94,557
Accounts receivable, net	72,062	56,951
Inventories	74,372	78,894
Deferred income taxes	14,392	14,283
Other current assets	7,790	5,666

Total current assets	453,226	432,733
Property and equipment, net	10,968	11,605
Goodwill	21,474	21,474
Intangible assets, net	13,453	13,978
Other assets	6,276	6,278

Total assets	$505,397	$486,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,689	$13,761
Accrued liabilities	35,419	35,058
Deferred revenue	17,569	13,277
Short-term debt	2,600	5,581
Current maturities of long-term obligations	261	263

Total current liabilities	74,538	67,940
Long-term obligations	127,126	127,244
Deferred income taxes	168	203

Total liabilities	201,832	195,387

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 18,138,000 and 17,782,000 shares issued; 17,451,000 and 17,095,000 shares outstanding	18	18
Additional paid-in capital	182,069	173,968
Deferred stock compensation expense	(237)	(271)
Accumulated other comprehensive loss	(555)	(125)
Retained earnings	136,961	131,782
Treasury stock, at cost (687,000 shares)	(14,691)	(14,691)

Total stockholders’ equity	303,565	290,681

Total liabilities and stockholders’ equity	$505,397	$486,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Revenues:
Product revenues	$53,945	$152,814
Service revenues	20,077	8,909
Contract research and development revenues	2,873	3,445

Total revenues	76,895	165,168

Cost of revenues:
Product costs	33,603	84,674
Service costs	12,173	5,000
Contract research and development costs	2,284	2,136

Total cost of revenues	48,060	91,810

Gross profit	28,835	73,358

Operating expenses:
Research and development	6,261	7,355
Selling, general and administrative	13,363	9,062

Total operating expenses	19,624	16,417

Income from operations	9,211	56,941
Interest expense	(1,293)	(42)
Interest and other income, net	836	685

Income before provision for income taxes	8,754	57,584
Provision for income taxes	3,575	23,177

Net income	$5,179	$34,407

Net income per share:
Basic	$0.30	$2.02

Diluted (Note 4)	$0.25	$1.87

Weighted average shares outstanding:
Basic	17,272	17,067
Diluted	22,586	18,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	March 28,	March 30,
	2004	2003
Cash flow from operating activities:
Net income	$5,179	$34,407
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,613	780
Deferred income taxes	438	(1,632)
Loss on disposal of fixed assets	3	526
Bad debt expense	25	25
Income tax benefits from employee stock transactions	3,533	274
Stock compensation expense	257	33
Changes in assets and liabilities:
Accounts receivable	(17,454)	(26,954)
Inventories	3,167	5,684
Other assets	(831)	3,286
Accounts payable	5,040	537
Accrued liabilities	845	11,159
Deferred revenues	4,436	(63,367)
Other liabilities	(18)	(1)

Net cash provided by (used in) operating activities	7,233	(35,243)

Cash flow from investing activities:
Purchases of property and equipment	(685)	(1,038)
Proceeds from sales of short-term investments	29,100	—
Purchase of short-term investments	(144,280)	—

Net cash used in investing activities	(115,865)	(1,038)

Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	(2,862)	248
Repayments of long-term debt	(255)	(34)
Debt issuance costs	(59)	—
Proceeds from issuance of common stock, net	4,344	1,082

Net cash provided by financing activities	1,168	1,296

Effect of exchange rate changes on cash	(27)	—

Net change in cash and cash equivalents for the period	(107,491)	(34,985)
Cash and cash equivalents at beginning of period	182,382	159,736

Cash and cash equivalents at end of period	$74,891	$124,751

Supplemental disclosures of cash flow information:
Interest paid	$581	$97
Income taxes paid	$1,014	$19,508
Supplemental disclosures of noncash investing and financing activities:
Capital lease obligations incurred for the purchase of new equipment	$—	$577

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

     Interim Unaudited Financial Information

     The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited consolidated financial statements of InVision Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed on March 15, 2004.

     Operating results for the three-month period ended March 28, 2004 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004 or any other future period.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short-Term Investments

     Short-term investments consist primarily of U.S. government, international government and corporate notes and bonds and are classified as available-for-sale. Such short-term investments are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

     The following table summarizes the Company’s short-term investments as of March 28, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government notes and bonds	$32,371	$122	$(224)	$32,269
International government notes and bonds	4,798	45	—	4,843
Corporate notes and bonds	170,950	973	(234)	171,689
Municipal notes and bonds	914	4	—	918

Total	$209,033	$1,144	$(458)	$209,719

     The following table summarizes the maturities of the Company’s short-term investments at March 28, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Due between 91 - 365 days	$47,942	$47,948
Due between 1 - 2 years	91,112	91,141
Due between 2 - 3 years	69,979	70,630

Total	$209,033	$209,719

     Business Combinations and Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Since adopting SFAS 142 on January 1, 2002, the Company ceased amortization of the carrying value of goodwill of $2.5 million and acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. The net carrying amount of acquired workforce was also reclassified to goodwill. In the fourth quarter of 2002, the Company performed the annual impairment test required by the standard and recorded a $2.1 million impairment of goodwill relating to the Inovec reporting unit. The Company performed the 2003 annual impairment test as of the end of the fourth quarter of 2003 resulting in no impairment assessed on the goodwill related to the Inovec reporting unit.

     The annual impairment test for the goodwill related to the Yxlon reporting unit is expected to be performed during the second quarter of 2004.

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

     Had compensation cost for options granted in 2004 and 2003 under the Company’s stock option plans (the “Equity Plans”) been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	Mar. 28, 2004	Mar. 30, 2003
Net income:
As reported	$5,179	$34,407
add: stock compensation as reported, net of tax effects	$152	$20
less: stock compensation determined using the fair value method, net of tax effects	(4,019)	(1,877)

Pro forma	$1,312	$32,550

Pro forma net income per share:
Basic:
As reported	$0.30	$2.02
Pro forma	$0.08	$1.91
Diluted:
As reported	$0.25	$1.87
Pro forma	$0.08	$1.77

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

     The fair value of each option grant is estimated on the date of grant using the following assumptions used for grants during the applicable period:

	2004	2003
Option Grants
Average risk free rate of return	2.55%	2.30-3.00%
Weighted average expected option life	4.0 years	4.2 years
Volatility rate	92%	83%
Dividend yield	0%	0%

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

     Information regarding the changes in the Company’s warranty liabilities was as follows for the three months ended March 28, 2004:

			Changes in
Balance at			Accruals Related	Balance at
Dec. 31,	Accruals for	Reduction for	to Pre-Existing	Mar. 28,
2003	Warranties Issued	Payments Made	Warranties	2004
$14,259	$2,909	$(3,066)	$(1,216)	$12,886

     Information regarding the changes in the Company’s warranty liabilities was as follows for the three months ended March 30, 2003:

			Changes in
Balance at			Accruals Related	Balance at
Dec. 31,	Accruals for	Reduction for	to Pre-Existing	Mar. 30,
2002	Warranties Issued	Payments Made	Warranties	2003
$19,890	$8,671	$(6,197)	$120	$22,484

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

     Derivative Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The Company utilizes foreign exchange forward contracts to limit its exposure to foreign currency rate fluctuation. The maturity of foreign exchange forward contracts as of March 28, 2004 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments. These foreign exchange forward contracts all mature within twelve months. The Company does not enter into market risk sensitive instruments for trading purposes. During the three months ended March 28, 2004, the Company’s derivatives consisted only of foreign exchange forward contracts. The Company had aggregate foreign exchange forward contracts with notional amounts of $46.3 million at March 28, 2004. The fair value of these instruments, included in the consolidated balance sheets, represented a net liability of $24,000 at March 28, 2004.

     In May 2002, the Company began applying hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and designated certain foreign exchange forward contracts as cash flow hedges of foreign exchange risk for international sales contracts. As of March 28, 2004, the Company has recorded $2.1 million of other comprehensive loss, net of income taxes of $1.4 million, representing the net change in the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting. The amounts deferred in other comprehensive loss are reclassified to earnings upon the collection of the hedged contract. As of March 28, 2004, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months. During the three months ended March 28, 2004, the Company also recorded a $14,000 foreign currency transaction gain related to the effectiveness under hedge accounting. For the three-month period ended March 28, 2004, primarily all of the changes in the fair value of forward contracts not designated for hedge accounting were offset by the measurement of associated accounts receivable.

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

2. Business Combinations

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

Yxlon International Holding GmbH

     On March 31, 2003, the Company completed its acquisition of Yxlon, a company based in Hamburg, Germany. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing (“NDT”) systems for a wide range of industrial applications, and systems that use X-ray based diffraction (“XRD”) technology for explosives detection. The Company acquired Yxlon for ¬38.6 million in cash, or $41.7 million, incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003 for a total purchase price of $44.3 million. The Company is required to make an additional payment of ¬5.0 million if Yxlon’s XRD system is certified for explosives detection by the Transportation Security Administration (“TSA”) by June 30, 2004. If the XRD system is certified for explosives detection by the TSA, the Company would record the additional consideration as intangible assets.

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

     Pro Forma Results (Unaudited)

     The unaudited pro forma financial information presented below combine the actual results of operations of the Company and the historical results of operations of Yxlon for the respective years as if the acquisition of Yxlon had occurred at the beginning of each of the years presented. Adjustments of $285,000 and $6.2 million have been made to the combined results of operations for the years ended December 31, 2003 and 2002, reflecting amortization of purchased intangibles, net of tax, timing of acquisition-related in-process research and development expense recognition, and bank settlement fees for debt as a result of acquisition, net of tax, as if the acquisition had occurred at the beginning of each of the years presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	2003	2002
	(in thousands, except per share amounts)
Revenues	$432,697	$492,728
Net income	$57,169	$65,686
Basic	$3.34	$4.11
Diluted	$3.11	$3.69
Basic weighted average shares outstanding	17,132	15,987
Diluted shares	18,368	17,803

Hattinger Pruf- und Entwicklungs- GmbH

     Effective August 1, 2003, Yxlon International X-Ray GmbH, a wholly owned subsidiary of the Company, acquired Hattinger Pruf- und Entwicklungs- GmbH (“Hapeg”), a private engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, or CT, technology for approximately ¬2.9 million or $3.4 million. The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the underlying net assets of $2.3 million was allocated to goodwill and other intangible assets and property based upon an independent valuation of fair values. Amortization expense of $122,000 was recorded during the fiscal year ended 2003. Unaudited pro forma results were not provided as they were not deemed to be material.

3. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net income	$5,179	$34,407
Derivatives classified as cash flow hedges (net of taxes):
Unrealized gain (loss) on cash flow hedges	229	(583)
Reclassification of gain on cash flow hedges	34	197
Foreign currency translation adjustment	(693)	—

Comprehensive income	$4,749	$34,021

4. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average shares of common stock outstanding for the period. Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Specifically, the computation of diluted net income per share for the three-month period ended March 28, 2004 includes the impact of the contingent conversion provision related to the Company’s 3% convertible senior notes due 2023. Diluted shares include 3,906,250 shares “as if” the notes had been converted at the beginning of the period and diluted net income excludes $555,000 of avoided interest expense, net of tax.

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended
	March 28, 2004			March 30, 2003
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share	$5,179	17,272	$0.30	$34,407	17,067	$2.02
Effect of dilutive securities:
Options and warrants	—	1,408	(0.02)	—	1,312	(0.15)
Converted debt shares	555	3,906	(0.03)	—	—	—

Diluted net income per share	$5,734	22,586	$0.25	$34,407	18,379	$1.87

5. Segment Information

     The Company determines its segments based on how its Chief Executive Officer and its Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, the Company presented segment information based on three reportable segments: EDS, Quantum and Wood. As a result of the acquisition of Yxlon, the Company now has two reportable segments, EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced CT technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments, including Quantum, Wood and XRD, were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment.

     Segment financial data for the three-month period ended March 30, 2003 has been restated to reflect the change in reportable segments. As of the second quarter of 2003, a reportable segment line item also has been changed from net income (loss) to income (loss) from operations. Financial information by segment is as follows (in thousands):

				Consolidating
	EDS	NDT	All Other	Eliminations	Total
First quarter 2004
Revenues:
Product revenues	$38,957	$12,955	$2,033	$—	$53,945
Service revenues	16,086	3,261	730	—	20,077
Contract research and development revenues	—	—	2,873	—	2,873
Intercompany revenues	97	—	—	(97)	—

Total revenues	$55,140	$16,216	$5,636	$(97)	$76,895
Income (loss) from operations	$9,799	$(223)	$(365)	$—	$9,211
March 28, 2004
Total assets	$453,961	$49,012	$24,756	$(22,332)	$505,397
First quarter 2003
Revenues:
Product revenues	$151,124	$—	$1,690	$—	$152,814
Service revenues	8,492	—	417	—	8,909
Contract research and development revenues	—	—	3,445	—	3,445
Intercompany revenues	—	—	537	(537)	—

Total revenues	$159,616	$—	$6,089	$(537)	$165,168
Income (loss) from operations	$57,138	$—	$(197)	$—	$56,941
December 31, 2003
Total assets	$436,914	$57,809	$18,757	$(27,412)	$486,068

     Substantially all of the Company’s long-lived assets are located in the United States.

6. Inventories

     The components of inventory consist of the following (in thousands):

	March 28,	December 31,
	2004	2003
Inventories:
Raw material and purchased components	$22,400	$22,821
Field service spare parts	28,139	27,805
Work-in-process	8,620	10,123
Finished goods	15,213	18,145

Total	$74,372	$78,894

7. Accrued Liabilities

     The components of accrued liabilities consist of the following (in thousands):

	March 28,	December 31,
	2004	2003
Accrued liabilities:
Warranty and other reserves	$12,886	$14,259
Accrued employee compensation	9,263	10,409
Foreign exchange forward contracts	340	1,436
Other	12,930	8,954

Total	$35,419	$35,058

8. Litigation

     InVision and its subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11 Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which the Company has been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. The Company believes that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. To date, notices of dismissals or dismissal orders have been received in all but 57 of the individual complaints. The Company is currently in the process of obtaining the remaining dismissals from the remaining plaintiffs.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of the Company’s directors as well as the Company. The complaints allege that, in pursuing the transaction with General Electric Company (“GE”) and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents and, therefore, the court lacks jurisdiction over them. Plaintiffs have served an initial written discovery request. Based on the Company’s review of the complaints, the Company believes that the allegations are without merit and intend, along with the directors, to defend the lawsuits vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautions about Forward-Looking Statements

     Throughout this Form 10-Q, we make “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, we identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” “intends” or “continue,” and other similar terms. These forward-looking statements involve risks and uncertainties, and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Important factors that could cause our results to differ are discussed under the section “Risk Factors.” Readers should read this Item 2 in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1 of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in our Form 10-K for the fiscal year ended December 31, 2003. We encourage readers to read these sections carefully.

Overview

     We are the leading provider of Transportation Security Administration, or TSA (formerly Federal Aviation Administration, or FAA) certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage.

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which GE would acquire us through the merger of a wholly owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. The merger is subject to customary closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws. The Agreement and Plan of Merger is attached as Exhibit 2.2 to our annual report on Form 10-K for the year ended December 31, 2003. The foregoing description is qualified in its entirety by reference to the full text of the agreement.

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

     On March 31, 2003, we completed the acquisition of Yxlon International Holding GmbH for $41.7 million in cash, calculated at the then effective conversion rate for the euro. We incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003, for a total purchase price of $44.3 million. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing, or NDT, systems for a wide range of industrial applications, and systems that use X-ray based diffraction, or XRD, technology for explosives detection. We would make an additional payment of ¬5.0 million if Yxlon’s XRD system is certified for explosives detection by the TSA by June 30, 2004. On August 1, 2003, we completed the acquisition of Hattinger Pruf- und Entwicklungs- GmbH, or Hapeg, an engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, or CT, technology for ¬2.9 million or $3.4 million in cash, calculated at the then effective conversion rate for the euro.

     We determine our segments based on how our Chief Executive Officer and Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, we presented segment information based on three reportable segments: EDS, Quantum and Wood. As a result of the acquisition of Yxlon, we now have two reportable segments, EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced CT technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments including Quantum, Wood and XRD were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment. See Note 5 to the condensed consolidated financial statements for additional information about our reportable segments.

     As a result of the completion of the initial deployment following the September 11, 2001 terrorist attacks and the time it takes to construct modifications to retrofit airports to accommodate in-line EDS equipment, the market for many of our products is in a period of transition. The demand for a significant portion of our products is also subject to the budgetary process of the federal government. We anticipate a decline in EDS revenues for the year ending December 31, 2004, compared to EDS revenues during the year ended December 31, 2003. As a result, we are planning to reduce costs.

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

     We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. International sales represented 49.1% of total revenues for the first quarter of 2004 and 15.8% of total revenues for the first quarter of 2003.

     EDS. In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers. For example, in the first quarter of 2003 six customers accounted for all of our EDS products sold during the quarter, and for the fiscal year 2003 eighteen customers accounted for all of our EDS products sold during the year. The number of our customers does not vary widely from period to period. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. Including revenues from the Boeing and Siemens subcontracts to provide maintenance service for TSA-owned EDS systems, EDS sales to the TSA accounted for 53.2% of our EDS revenues in the first quarter ended March 28, 2004 and 77.0% of our EDS revenues in the first quarter of 2003. We had one other customer that accounted for approximately 25.8% of the EDS revenue during the first quarter of 2004. There were no other EDS customers who accounted for more than 10% of total revenues in the first quarter of 2004 or the year ended December 31, 2003.

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

	Three Months Ended
	March 28,	March 30,
	2004	2003
Revenues:
Product revenues	70.2%	92.5%
Service revenues	26.1	5.4
Contract research and development revenues	3.7	2.1

Total revenues	100.0	100.0

Cost of revenues:
Product costs	43.7	51.3
Service costs	15.8	3.0
Contract research and development costs	3.0	1.3

Total cost of revenues	62.5	55.6

Gross margin	37.5	44.4

Operating expenses:
Research and development	8.1	4.4
Selling, general and administrative	17.4	5.5

Total operating expenses	25.5	9.9

Income from operations	12.0	34.5
Interest expense	(1.7)	(0.0)
Interest and other income, net	1.1	0.4

Income before provision for income taxes	11.4	34.9
Provision for income taxes	4.7	14.1

Net income	6.7%	20.8%

     On March 31, 2003, the first day of our second quarter of 2003, we acquired Yxlon. Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included.

Revenues

     EDS product revenues were $39.0 million in the first quarter of 2004, a decrease of 74.2% from $151.1 million in the first quarter of 2003. The revenue decrease in the first quarter 2004 is primarily due to decreased EDS orders from the TSA. The first quarter of 2003 revenues reflected the large continued deployment of EDS units that had begun in 2002 after the increased focus on aviation security due to the terrorist attacks of September 11, 2001. EDS service revenues were $16.1 million for the first quarter of 2004, an increase of 89.4% from $8.5 million in the first quarter of 2003. The revenue increase in the first quarter of 2004 is primarily due to an increased number of units coming off of warranty and into contractual service agreements. We anticipate that service revenues will continue to rise in 2004 compared to 2003 as this trend continues. As of March 28, 2004, we had in backlog EDS equipment orders and service agreements of $138.9 million, primarily consisting of orders for EDS equipment from the TSA and international customers.

     NDT product revenues were $13.0 million in the first quarter of 2004. NDT service revenues were $3.3 million in the first quarter of 2004. As of March 28, 2004, we had in backlog NDT equipment orders and service agreements of $28.4 million, primarily consisting of orders for standard industrial and custom NDT systems.

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

     Gross profit for EDS products was $16.8 million in the first quarter of 2004, a decrease of 75.2% from $67.7 million in the first quarter of 2003. Gross margin percentages for EDS products were 43.2% in the first quarter of 2004 and 44.8% in the first quarter of 2003. The decrease in gross profit for the first quarter was due to decreased sales of our CTX products. The decrease in gross margin percentage was primarily due to a shift in product mix and to fixed manufacturing overhead costs being spread over fewer units in the first quarter of 2004 compared to that in 2003.

     Gross profit for EDS services were $6.7 million in the first quarter of 2004, an increase of 82.7% from $3.7 million in the first quarter of 2003. Gross margin percentages for EDS services were 41.7% in the first quarter of 2004 and 43.3% in the first quarter of 2003. The increase in gross profit for EDS services in the first quarter is primarily due to increased EDS service revenues from the growing installed base of domestic systems and service agreements from international customers. Gross margin percentages declined due to an increase in permanent staffing in the first quarter of 2004 compared to the same period in 2003 to meet the demands of increased support coverage and the increase in the installed base of EDS units.

     Cost of NDT product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty. Cost of NDT services revenues primarily consists of direct labor and materials and customer support overhead. Gross profit for NDT products was $2.9 million in the first quarter of 2004. Gross margin percentage for NDT products was 22.0% in the first quarter of 2004. We are in the process of developing parts cost reduction programs for NDT. We believe these programs will improve gross margins for NDT products commencing in the third quarter of 2004, although such anticipated improvements may be reduced due to exchange rate fluctuations.

     Gross profit for NDT services was $907,000 in the first quarter of 2004. Gross margin percentage for NDT services was 27.8% in the first quarter of 2004. We do not anticipate meaningful changes in gross margin for NDT services in 2004.

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

     Net research and development expenses for EDS were $5.4 million in the first quarter of 2004, a decrease of 14.8% from $6.3 million in the first quarter of 2003. The net numbers reflect amounts reimbursed by the TSA of $524,000 in the first quarter of 2004. There were no reimbursements by the TSA in the first quarter of 2003. Net research and development expenses for EDS as a percentage of EDS revenues were 9.7% in the first quarter of 2004 and 3.9% in the first quarter of 2003. The decrease in research and development expenses for EDS for the first quarter of 2004 was primarily due to the receipt of $524,000 of government funding for research projects and the completion of several initiatives prior to the first quarter of 2004. These decreases were partially offset by increased effort on projects with Yxlon to develop a solution that integrates Yxlon’s X-ray diffraction technology with our CT technology. With the goal of 100% checked baggage screening in U.S. airports, we expect that our EDS equipment will be operated at or near capacity for extended periods. We continue to invest in sustaining engineering efforts to ensure that our products achieve high levels of serviceability and reliability when operating at capacity. We are also continuing our development of the ARGUS program, an FAA-sponsored program designed to develop a smaller, low-cost EDS product to scan checked baggage in small airports and low-traffic stations within larger airports. The increase of net research and development expenses for EDS as a percentage of revenues was primarily due to decreased revenues in the first quarter of 2004 compared to the first quarter of 2003.

     Research and development expenses for NDT were $871,000 in the first quarter of 2004. Research and development expenses for NDT as a percentage of NDT revenues were 5.4% in the first quarter of 2004. In order to strengthen our role as a world leading supplier of X-ray solutions for NDT applications, we plan to increase the research and development expenses for NDT in 2004.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses for EDS were $8.4 million in the first quarter of 2004, an increase of 5.7% from $7.9 million in the first quarter of 2003. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 15.3% in the first quarter of 2004 and 5.0% in the first quarter of 2003. The increase in selling, general and administrative expenses for EDS in absolute dollars for the first quarter of 2004 compared to the first quarter of 2003 is primarily due to expenses of approximately $1.8 million associated with the pending acquisition of InVision by General Electric, offset by a decrease in sales commission payments. The increase in selling, general and administrative expenses as a percentage of revenue is a result of decreased revenues in the first quarter of 2004 compared to the first quarter of 2003.

     Selling, general and administrative expenses for NDT were $3.1 million in the first quarter of 2004. Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 19.2% in the first quarter of 2004. We anticipate that the selling, general and administrative expenses as a percentage of NDT revenues will decline in 2004 due to an expected increase in NDT sales volume compared to 2003.

Interest Expense

     Interest expense was $1.3 million in the first quarter of 2004 and $42,000 in the first quarter of 2003. The increase in interest expense compared to the first quarter of 2003 is due primarily to approximately $938,000 of interest on $125.0 million of convertible senior notes issued in September 2003, along with fees associated with our working capital lines of credit, equipment leases, capital leases and financing for insurance premiums and interest expense associated with long-term debt.

Interest and Other Income, Net

     Interest and other income, net was $836,000 in the first quarter of 2004 and $685,000 in the first quarter of 2003. The amount for the first quarter of 2004 consisted primarily of interest income on cash, cash equivalents and short-term investments of $1.3 million, offset by other expenses of approximately $500,000, consisting of accruals for litigation. The amount for the first quarter of 2003 consisted primarily of interest income on cash and cash equivalents of $439,000, and other income (net) of $246,000, primarily consisting of foreign exchange gains on outstanding foreign exchange forward contracts at March 30, 2003.

Provision for Income Taxes

     The provision for income taxes was $3.6 million in the first quarter of 2004 and $23.2 million in the first quarter of 2003. Our effective tax rate approximates our statutory tax rate, and was 40.8% in the first quarter of 2004 and 40.2% in the first quarter of 2003. At December 31, 2003, we had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $321,000 and $15.8 million available to reduce future federal, state and foreign taxable income, respectively. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. The foreign net operating loss carryforwards may be carried over indefinitely and will not expire. The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

     At March 28, 2004, we had $284.6 million in cash, cash equivalents and short-term investments, compared to $276.9 million at December 31, 2003.

     Net cash provided by operating activities was $7.2 million in the first quarter of 2004, compared to cash used in operating activities of $35.2 million in the first quarter of 2003. Cash provided by operating activities in the first quarter of 2004 primarily resulted from net income of $5.2 million, enhanced by the non-cash effects of $2.6 million of depreciation and amortization expense, and $3.5 million in tax benefits from employee stock transactions. Another contributing factor was a $3.2 million decrease in inventory due to a reduction in lead time to procure certain inventory materials from suppliers. In addition, there was a $5.0 million increase in accounts payable and a $4.4 million increase in deferred revenue. Partially offsetting these increases to net cash provided by operating activities was a $17.5 million increase in accounts receivable. This increase was primarily due to billings to the TSA and other customers for units shipped near the end of the first quarter of 2004.

     Cash used in operating activities in the first quarter of 2003 of $35.2 million primarily resulted from cash receipts from customers that were less than the revenue recognized for the quarter. Cash receipts as it related to revenue recognition for the quarter was reduced by a $27.0 million increase in accounts receivable and a $63.4 million decrease in deferred revenue. This was partially offset by net income of $34.4 million, and changes in other operating assets and liabilities, such as an $11.2 million increase in accrued liabilities, a $5.7 million decrease in inventories.

     Net cash used in investing activities was $115.9 million in the first quarter of 2004, compared to $1.0 million in the first quarter of 2003. Net cash used in investing activities in the first quarter of 2004 resulted primarily from the purchase of short-term investments of $144.3 million offset by $29.1 million in proceeds from short-term investments. Net cash used in investing activities in the first quarter of 2003 resulted from $1.0 million in purchases of capital equipment.

     Net cash provided by financing activities was $1.2 million in the first quarter of 2004, compared to $1.3 million in the first quarter of 2003. Net cash provided by financing activities in the first quarter of 2004 primarily resulted from $4.3 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options, offset by $2.9 million repayments of short-term debt. Net cash provided by financing activities in the first quarter of 2003 primarily resulted from $1.1 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options.

     As of March 28, 2004, we had a line of credit agreement for our U.S. operations that provides for maximum borrowings in an amount up to $30.0 million. Borrowings under this agreement bear interest at the bank’s prime rate minus 0.5% (3.5% at March 28, 2004). The agreement expires in December 2005 and requires that the EDS segment maintain certain levels of tangible net worth. We may use proceeds of loans under this line of credit for general corporate purposes. At March 28, 2004, we had no borrowings outstanding under this agreement. However, at

March 28, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $16.7 million is secured by the line of credit, and foreign exchange contracts for which a 10% reserve of $4.6 million is secured by the line of credit. We had remaining available borrowing capacity under the line of credit of $8.7 million at March 28, 2004.

     As of March 28, 2004, we had letters of credit totaling $16.7 million as guarantees primarily to customers for performance and delivery commitments, and to foreign creditors of Yxlon. In addition, we have one guarantee to an insurance carrier for premium payment commitments. The guarantees range from two months to nine years from March 28, 2004 until expiration.

     As of March 28, 2004, we had two primary sources of financing from German banks for Yxlon. The first agreement is a line of credit that provides for maximum borrowings in an amount up to ¬6.6 million or $8.0 million at March 28, 2004. The second agreement is also a line of credit that provides for maximum borrowings in an amount up to ¬5.2 million, or $6.3 million, at March 28, 2004. There is currently no expiration date on either of these agreements. Borrowings under these agreements bear interest at a rate of 5.75%. At March 28, 2004, we had debt balances of $2.6 million outstanding under these agreements. In addition, at March 28, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $7.2 million is secured by the line of credit. Therefore, we had remaining available borrowing capacity under the line of credit of approximately ¬3.8 million, or $4.5 million, at March 28, 2004.

     We believe that existing cash and cash equivalents, available borrowings under our lines of credit and funds expected to be generated from operations will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. However, if we fail to meet required financial covenants in our credit agreement, or our receivables do not support the upper limits of the credit agreement, then we may not be able to have access to further funds under our credit agreement. In addition, if we are unable to deliver EDS units in a timely manner under orders from the TSA, the TSA may cancel its orders or not place additional orders. If any of these events occur, our capital resources would be significantly impaired.

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations as of March 28, 2004 (in thousands):

	Payments Due by Period
		Less than	1-3
Contractual Obligations	Total	1 year	years	Thereafter
Long-term debt	$125,000	$—	$—	$125,000
Operating leases	21,922	4,853	7,585	9,484
Short-term debt	2,600	2,600	—	—
Other long-term liabilities	1,354	—	15	1,339
Capital lease obligations	547	282	265	—

Total contractual cash obligations	$151,423	$7,735	$7,865	$135,823

Risk Factors

     Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

Risks Related to the Proposed Acquisition of InVision by GE

If the proposed merger with GE is not completed, our business and stock price may be adversely affected.

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which GE would acquire us through the merger of a wholly owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. The merger is subject to customary closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws. In addition, two class action lawsuits have been filed against InVision and our directors that seek injunctions to prevent the consummation of the proposed merger. See Part II, Item 1. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the market price of our common stock could decline following an announcement that the merger has been abandoned or substantially delayed, to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the diversion of management attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have and will continue to incur significant expenses related to the merger prior to its closing that may not be recovered;

•	depending on the circumstances, we may be obligated to pay GE a $32.0 million termination fee; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

     In connection with the proposed merger, we have filed a proxy statement with the SEC. When the proxy statement has completed review by the SEC, it will be mailed to all holders of InVision common stock and will contain important information about InVision, the proposed merger and related matters. We urge all of our stockholders to read the definitive proxy statement when it becomes available.

The uncertainty created by the proposed merger could have an adverse effect on our revenue and results of operations.

     Prior to the closing of the proposed merger or the termination of the Agreement and Plan of Merger, the proposed merger creates uncertainty about InVision’s future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

Risks Related to Our Business

A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

     We believe that our revenues have the potential to vary significantly from time to time. For example, our total revenues were $76.9 million for the first quarter of fiscal 2004, $165.2 million for the first quarter of fiscal 2003 and $33.2 million for the first quarter of fiscal 2002, and were $416.5 million for fiscal 2003, $439.1 million for fiscal 2002 and $74.3 million for fiscal 2001. We believe that these variations may result from many factors, including:

•	the timing, size and mix of orders from our major customers, including in particular, the TSA and agencies of other governments;

•	legislative or other government actions driven, in part, by the public’s perception of the threats facing commercial aviation, leading to fluctuations in demand for aviation security products and services;

•	delays in product shipments caused by the inability of airports to install or integrate our products in a timely fashion;

•	the availability and cost of key components;

•	the timing of completion of acceptance testing for some of our products;

•	the introduction and acceptance, including certification by the TSA, of new products or enhancements to existing products offered by us or our competitors;

•	changes in pricing policies by us, our competitors or our suppliers, including possible decreases in average selling prices of our products caused by customer volume orders or in response to competitive pressures;

•	our sales mix to domestic and international customers; and

•	fluctuations in currency exchange rates, particularly the exchange rate of the U.S. dollar against the euro.

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

     Under our three-year agreement with the TSA announced on August 12, 2003, the TSA has the right to purchase system options and accessories, engineering and installation support and 550 CTX units, principally our CTX 9000 DSi systems, over the three-year term. While the TSA placed delivery orders totaling $162.8 million under the agreement, the TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the agreement. We cannot assure you that the TSA will make any additional delivery orders under the agreement or will not cancel its existing order. The agreement is subject to all of the limitations and restrictions that apply to U.S. government contracts, including those described above.

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

     We plan to continue to develop new models for our family of EDS products, including systems utilizing X-ray based diffraction, or XRD, technology, of our subsidiary, Yxlon International Security GmbH, and to continue our participation in the ARGUS program, an FAA/TSA-sponsored program designed to develop a smaller, low-cost EDS product. However, we cannot be certain that any new EDS product, including systems utilizing Yxlon’s XRD technology or our CTX 1000 (ARGUS) system, will be certified by the TSA. The failure to gain certification for an EDS product would harm our ability to sell the product and recognize associated revenues.

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

     For example, InVision and our subsidiary, Quantum Magnetics, were named as defendants in a number of lawsuits relating to the terrorist acts of September 11, 2001, even though InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. Amended Master Complaints controlling over the individual complaints filed by plaintiffs in the In re: September 11 Litigation have effectively dismissed these claims against InVision and Quantum Magnetics. The cost of defending product liability claims such as these, and other product liability claims, brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. We currently have product liability insurance in the amount of $200.0 million. We also have war and terrorism insurance in the amount of $200.0 million, including up to $50.0 million under our product liability insurance. We cannot be certain that our current insurance can be maintained, or additional insurance coverage could be obtained, on acceptable terms, if at all.

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

     In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through March 28, 2004, substantially all of our orders from U.S. customers have been funded by the FAA and the TSA, which allocate our products to airports in the United States. EDS product and service sales to the FAA, and following the formation of the TSA, to the TSA, accounted for 38.1% of our total revenues in the quarter ended March 28, 2004 and 84.2% of our total revenues in the quarter ended March 30, 2003. In the quarter ended March 28, 2004, six customers accounted for all of our EDS units sold during the quarter, and in the quarter ended March 30, 2003, eight customers accounted for all of our EDS products sold during the quarter. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

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

     Quantum Magnetics’ contract research and development backlog includes funded and unfunded awards from government agencies for which services have not yet been performed. At March 28, 2004, Quantum Magnetics’ contract research and development backlog was $10.7 million, $6.0 million of which was funded.

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

     Sales to countries other than the United States accounted for 49.1% of our total revenues in the quarter ended March 28, 2004. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

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

     Yxlon generally transacts business in euros. Consequently, its financial condition and results of operations are reported in euros and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against the euro will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against the euro will have a positive effect on reported revenues and operating profit. However, Yxlon’s customer contracts that are denominated in U.S. dollars will be adversely affected by the depreciation of the U.S. dollar.

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

     We offer to our customers the opportunity to buy a service contract from us, which provides for scheduled maintenance, repairs and parts once a warranty period on a CTX product has expired (which is typically a one-year period). If we are not selected to provide post-warranty service, this would harm our business. Some of our post-warranty service contracts contain fixed pricing terms. If our actual costs, including actual material usage or service delivery costs, exceed our revenues under these service agreements, our operating results could be adversely affected. We are currently in negotiations for the renewal of our agreement to provide service to our CTX products owned by the TSA. We cannot assure investors that the agreement will be renewed, or will be renewed on financially advantageous terms. In addition, historically, we have sold service contracts on most eligible CTX products deployed internationally. We may not achieve this level of service contract sales in the future.

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

     The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $524,000 in the quarter ended March 28, 2004, $3.1 million for the year ended December 31, 2003, and $886,000 for the year ended December 31, 2002. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum Magnetics products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum Magnetics products of $2.9 million for the quarter ended March 28, 2004, $13.1 million for the year ended December 31, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

     The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. If the proposed merger with GE is not completed, or there is heightened uncertainty about whether it will be completed, our stock price may increase or decrease in response to a number of events and factors, including:

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

     The market price of our common stock has fluctuated dramatically since the terrorist attacks of September 11, 2001. For example, immediately prior to September 11, 2001, our common stock closed at $3.11 per share. Since that date, our closing stock price has risen to a high of $48.29 per share on March 12, 2002. During 2003, our closing stock price fluctuated from a low of $20.33 per share to a high of $34.41 per share. During the period from January 1, 2004 through March 12, 2004, the last trading day prior to the announcement of the proposed acquisition of InVision by GE, our closing stock price fluctuated from a low of $34.35 per share to a high of $41.58 per share. In addition, the stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock and the notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We consider investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. We maintain an investment portfolio of various holdings, types, and maturities. See Note 1 to the condensed consolidated financial statements. These securities are classified as available for sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. The following table summarizes our cash, cash equivalents and short-term investments for the periods indicated (in thousands):

	March 28,	December 31,
	2004	2003
Cash and cash equivalents	$74,891	$182,382
Short-term investments	209,719	94,557

Total	$284,610	$276,939

     At any time, a sharp rise in interest rates could adversely impact the fair value of our investment portfolio. Conversely, declines in interest rates could have a positive impact on the fair value of our investment portfolio. We do not currently hedge these interest rate exposures. The following table presents the changes in fair value in investment securities held at March 28, 2004 that are sensitive to changes in interest rates (in thousands) based on hypothetical adjustments in the applicable interest rates:

	Valuation of securities				Valuation of securities
	given an interest rate			Fair value as of	given an interest rate
	increase of X basis points			March 28,	decrease of X basis points
	150 BPS	100 BPS	50 BPS	2004	(50 BPS)	(100 BPS)	(150 BPS)*
Total	$280,342	$281,502	$282,674	$284,610	$285,036	$286,271	$287,518

* A reduction of 150 basis points is unlikely due to the low interest rates in effect as of March 28, 2004.

     These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates, using a three-month investment horizon and hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS.

     Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. In the first quarter of 2004, we entered into foreign exchange forward contracts with a total notional value of approximately $10.4 million to hedge against foreign exchange risk for contracts with international customers denominated in euros and $11.7 million to hedge against foreign exchange risk for anticipated expenditures denominated in euros. At March 28, 2004, December 31, 2003 and December 31, 2002, we had outstanding contracts to convert euros to dollars with notional values totaling $25.9 million, $17.3 million and $34.7 million, with a positive fair value of approximately $524,000 and negative fair values of $1.4 million and $4.9 million, respectively. At March 28, 2004, we had outstanding contracts to convert dollars to euros with notional values totaling $11.2 million and a negative fair value of $572,000. The following table depicts the maturities of the outstanding contract amounts (in thousands):

	Within 3
Contract Maturity	Months	4-6 Months	7-9 Months	10-12 Months	13 Months
Amount at 3/28/04	$22,147	$9,715	$2,888	$2,376	$—
Amount at 12/31/03	16,738	588	—	—	—
Amount at 12/31/02	13,884	18,020	2,653	99	—

     Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

     We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are negatively affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of March 28, 2004 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures. The analysis excludes balances and transactions pertaining to Yxlon. Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

     The cash flow impacts of our sensitivity analysis as of March 28, 2004 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at March 28, 2004):

			Cash flow impact of change in
			exchange rates
		Fair Value as of
(in thousands)	Contract Amount	March 28, 2004	10% Change	15% Change
Foreign exchange forward contracts	$14,706	$(48)	$1,428	$2,166
Accounts receivable	12,590	13,830	(1,383)	(2,074)
Firm orders*	8,113	10,755	(1,075)	(1,613)
Net accounts payable	476	489	(49)	(73)

Total			$(1,079)	$(1,594)

*	Firm orders represent orders for which we have received a signed purchase order.

     The cash flow impact of changes in exchange rates at March 28, 2004 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2003 and 2002.

     We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity. In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     InVision and our subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11 Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which we have been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. We believe that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. To date, notices of dismissals or dismissal orders have been received in all but 57 of the individual complaints. We are currently in the process of obtaining the remaining dismissals from the remaining plaintiffs.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of our directors as well as InVision. The complaints allege that, in pursuing the transaction with GE and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents, and, therefore, the court lacks jurisdiction over them. Plaintiffs have served an initial written discovery request. Based on our review of the complaints, we believe that the allegations are without merit and intend, along with the directors, to defend the lawsuits vigorously.

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

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the quarterly period covered by this filing, the Audit Committee approved engagements of Deloitte & Touche LLP for the following non-audit services:

•	tax services, which includes consulting related to (1) the review of federal and state tax returns; (2) general tax consulting; and (3) sales and use tax consulting; and

•	audit-related services, which includes consulting related to the (1) audit of the financial statements of our subsidiary, Yxlon International X-Ray GmbH; and (2) review of the reporting package and consolidation of our German subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Amendment dated March 12, 2004 to Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). *

10.2	Delivery Order #4 from the TSA under the Frame Agreement. *

10.3	Indemnity Agreement, dated as of February 19, 2004, between the registrant and Andrew Siegel.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

*	Confidential treatment has been requested for portions of this exhibit.

(b) Report on Form 8-K filed during the fiscal quarter ended March 28, 2004: On February 11, 2004, we filed a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release titled “InVision Technologies Reports Fourth Quarter and Year-End 2003 Financial Results” and dated February 11, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.

Date: May 6, 2004	/s/ Sergio Magistri

Sergio Magistri, Ph.D.
President and Chief Executive Officer
(Authorized Officer)

Date: May 6, 2004	/s/ Ross Mulholland

Ross Mulholland
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Amendment dated March 12, 2004 to Solicitation, Offer and Award dated August 5, 2003, between the registrant and the TSA (the “Frame Agreement”). *

10.2	Delivery Order #4 from the TSA under the Frame Agreement. *

10.3	Indemnity Agreement, dated as of February 19, 2004, between the registrant and Andrew Siegel.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

*	Confidential treatment has been requested for portions of this exhibit.