Form 10-Q
period 2004-06-27
INVISION TECHNOLOGIES INC
filed 2004-08-06
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004

or

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
Yes ☒ No ☐

     On July 30, 2004, there were 17,643,695 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item
1.Financial Statements
a. Condensed Consolidated Balance Sheets (Unaudited) - June 27, 2004 and December 31, 2003
b. Condensed Consolidated Statements of Operations (Unaudited) - Three and six months ended June 27, 2004 and June 29, 2003
c. Condensed Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 27, 2004 and June 29, 2003
d. Notes to Condensed Consolidated Financial Statements (Unaudited)
2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.Quantitative and Qualitative Disclosures about Market Risk
4.Controls and Procedures
PART II. OTHER INFORMATION
Item
1. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
6. Exhibits and Reports on Form 8-K
Signature Page
EXHIBIT 10.1
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 27,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$114,270	$182,382
Short-term investments	214,825	94,557
Restricted cash	5,633	—
Accounts receivable, net	59,115	56,951
Inventories	78,999	78,894
Deferred income taxes	13,881	14,283
Other current assets	8,316	5,666
Total current assets	495,039	432,733

Property and equipment, net	10,793	11,605
Goodwill	21,474	21,474
Intangible assets, net	13,100	13,978
Other assets	7,051	6,278

Total assets	$547,457	$486,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,533	$13,761
Accrued liabilities	39,730	35,058
Deferred revenue	42,981	13,277
Short-term debt	5,319	5,581
Current maturities of long-term obligations	260	263

Total current liabilities	106,823	67,940
Long-term obligations	127,034	127,244
Deferred income taxes	—	203

Total liabilities	233,857	195,387
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 18,248,000 and 17,782,000 shares issued; 17,561,000 and 17,095,000 shares outstanding	18	18
Additional paid-in capital	186,120	173,968
Deferred stock compensation expense	(203)	(271)
Accumulated other comprehensive loss	(1,512)	(125)
Retained earnings	143,868	131,782
Treasury stock, at cost (687,000 shares)	(14,691)	(14,691)
Total stockholders’ equity	313,600	290,681
Total liabilities and stockholders’ equity	$547,457	$486,068

     The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenues:
Product revenues	$60,180	$74,995	$114,125	$227,809
Service revenues	23,750	11,513	43,827	20,422
Contract research and development revenues	2,738	2,919	5,611	6,364

Total revenues	86,668	89,427	163,563	254,595

Cost of revenues:
Product costs	36,321	44,452	69,924	129,126
Service costs	14,866	7,167	27,039	12,167
Contract research and development costs	2,047	1,933	4,331	4,069

Total cost of revenues	53,234	53,552	101,294	145,362

Gross profit	33,434	35,875	62,269	109,233

Operating expenses:
Research and development	7,036	7,646	13,297	15,001
Selling, general and administrative	13,406	10,436	26,769	19,498
In-process research and development (Yxlon)	—	4,300	—	4,300

Total operating expenses	20,442	22,382	40,066	38,799

Income from operations	12,992	13,493	22,203	70,434
Interest expense	(1,297)	(103)	(2,590)	(145)
Interest and other income, net	418	670	1,254	1,355

Income before provision for income taxes	12,113	14,060	20,867	71,644
Provision for income taxes	5,206	7,085	8,781	30,262

Net income	$6,907	$6,975	$12,086	$41,382

Net income per share:
Basic	$0.39	$0.41	$0.69	$2.41

Diluted (Note 4)	$0.32	$0.38	$0.58	$2.25

Weighted average shares outstanding:
Basic	17,509	17,210	17,391	17,139
Diluted (Note 4)	23,039	18,415	22,813	18,397

     The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended
	June 27,	June 29,
	2004	2003
Cash flow from operating activities:
Net income	$12,086	$41,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	2,363
Deferred income taxes	498	(487)
Loss on disposal of fixed assets	98	536
Bad debt expense	159	284
Income tax benefits from employee stock transactions	4,758	1,193
Stock compensation expense	366	109
In-process research and development (Yxlon)	—	4,300
Changes in operating assets and liabilities:
Accounts receivable	(4,580)	92,698
Inventories	(1,356)	4,245
Other assets	(2,035)	6,585
Accounts payable	4,935	(21,456)
Accrued liabilities	7,190	(11,760)
Deferred revenues	29,801	(77,649)
Other liabilities	(36)	33

Net cash provided by operating activities	57,488	42,376

Cash flow from investing activities:
Change in restricted cash	(5,633)	—
Purchases of property and equipment	(1,725)	(1,765)
Proceeds from short-term investments, net	51,670	—
Purchase of short-term investments, net	(175,960)	—
Purchase of Yxlon subsidiary, net of cash acquired	—	(41,830)
Purchase of other long-term investments, net	(500)	(1,500)

Net cash used in investing activities	(132,148)	(45,095)

Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	(96)	3,769
Debt issuance costs	(51)	—
Repayments of long-term debt	(321)	(136)
Proceeds from issuance of common stock, net	7,096	2,181

Net cash provided by financing activities	6,628	5,814
Effect of exchange rate changes on cash	(80)	146

Net change in cash and cash equivalents for the period	(68,112)	3,241
Cash and cash equivalents at beginning of period	182,382	159,736

Cash and cash equivalents at end of period	$114,270	$162,977

Supplemental disclosures of cash flow information:
Interest paid	$3,156	$138
Income taxes paid	$860	$37,153
Supplemental disclosures of noncash investing and financing activities:
Capital lease obligations incurred for the purchase of new equipment	$—	$668

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

     Operating results for the three and six-month periods ended June 27, 2004 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004 or any other future period.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short-Term Investments

     Short-term investments consist primarily of U.S. government, international government, corporate and municipal notes and bonds and are classified as available-for-sale. Such short-term investments are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

     The following table summarizes the Company’s short-term investments as of June 27, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government notes and bonds	$37,055	$17	$(505)	$36,567
International government notes and bonds	4,739	—	(62)	4,677
Corporate notes and bonds	174,179	288	(1,785)	172,682
Municipal notes and bonds	904	—	(5)	899

Total	$216,877	$305	$(2,357)	$214,825

     The following table summarizes the maturities of the Company’s short-term investments at June 27, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Due between 91 - 365 days	$91,847	$91,511
Due between 1 - 2 years	77,190	76,268
Due between 2 - 3 years	47,840	47,046

Total	$216,877	$214,825

     Business Combinations and Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Since adopting SFAS 142 on January 1, 2002, the Company ceased amortization of the carrying value of goodwill of $2.5 million and acquired workforce of $331,000 at January 1, 2002, resulting in a reduction in annual amortization expense of $426,000. The net carrying amount of acquired workforce was also reclassified to goodwill. In the fourth quarter of 2002, the Company performed the annual impairment test required by SFAS 142 and recorded a $2.1 million impairment of goodwill relating to the Inovec reporting unit. The Company performed the 2003 annual impairment test as of the end of the fourth quarter of 2003 resulting in no impairment assessed on the goodwill related to the Inovec reporting unit.

     The Company performed the 2004 annual impairment test for the goodwill related to the Yxlon reporting unit at the end of the second quarter of 2004, resulting in no impairment assessed on the goodwill related to the Yxlon reporting unit.

     Accounting for Costs Associated with Exit or Disposal Activities

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF 94-3”). SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. There was no impact on the Company’s financial statements from the adoption of SFAS 146.

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

     Had compensation cost for options granted and shares issued in 2004 and 2003 under the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income:
As reported	$6,907	$6,975	$12,086	$41,382
add: stock compensation as reported, net of tax effects	62	44	214	64
less: stock compensation determined using the fair value method, net of tax effects	(4,235)	(2,209)	(8,254)	(4,086)
Pro forma	$2,734	$4,810	$4,046	$37,360

Pro forma net income per share:
Basic:
As reported	$0.39	$0.41	$0.69	$2.41
Pro forma	$0.16	$0.28	$0.23	$2.18
Diluted:
As reported	$0.32	$0.38	$0.58	$2.25
Pro forma	$0.14	$0.26	$0.23	$2.03

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

     The fair value of each option grant is estimated on the date of grant using the following assumptions used for grants during the applicable period:

	2004	2003
Option Grants
Average risk free rate of return	2.55-3.55%	2.26-3.00%
Weighted average expected option life	4.0 years	4.2 years
Volatility rate	90-92%	74-83%
Dividend yield	0%	0%
Purchase Plan Shares Granted
Average risk free rate of return	0.9%	1.19%
Weighted average expected option life	3.0 months	3.0 months
Volatility rate	6%	30%
Dividend yield	0%	0%

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

     Information regarding the changes in the Company’s warranty liabilities was as follows for the six months ended June 27, 2004:

			Changes in
Balance at			Accruals Related	Balance at
Dec. 31,	Accruals for	Reduction for	to Pre-Existing	June 27,
2003	Warranties Issued	Payments Made	Warranties	2004
$14,259	$6,631	$(5,212)	$(1,249)	$14,429

     Information regarding the changes in the Company’s warranty liabilities was as follows for the six months ended June 29, 2003:

				Changes in
Balance at			Increase Resulting	Accruals Related	Balance at
Dec. 31,	Accruals for	Reduction for	from Yxlon Acquisition	to Pre-Existing	June 29,
2002	Warranties Issued	Payments Made	at March 31, 2003	Warranties	2003
$19,890	$13,204	$(13,023)	$925	$726	$21,722

     Revenue Arrangements with Multiple Deliverables

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. There was no impact from the adoption of EITF 00-21 on the Company’s financial statements.

     Derivative Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The Company utilizes foreign exchange forward options and contracts to limit its exposure to foreign currency rate fluctuation. The maturity of foreign exchange forward contracts as of June 27, 2004 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments. These foreign exchange forward options and contracts all mature within twelve months. The Company does not enter into market risk sensitive instruments for trading purposes. During the six months ended June 27, 2004, the Company’s derivatives consisted of foreign exchange forward options and contracts. The Company had aggregate foreign exchange forward options and contracts with notional amounts of $35.2 million at June 27, 2004. The net fair value of these instruments, included as an asset in the consolidated balance sheets was $259,000 at June 27, 2004.

     In May 2002, the Company began applying hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and designated certain foreign exchange forward options and contracts as cash flow hedges of foreign exchange risk for international sales contracts. As of June 27, 2004, the Company has recorded $1.4 million of other comprehensive loss, net of income taxes of $1.0 million, representing the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting. The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of the hedged contract as revenue. As of June 27, 2004, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months. During the six months ended June 27, 2004, the Company also recorded $638,000 as foreign exchange transaction loss related to ineffectiveness under hedge accounting. For the six-month period ended June 27, 2004, primarily all of the changes in the fair value of foreign exchange forward contracts not designated for hedge accounting were offset by the measurement of associated accounts receivable.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact from the adoption of SFAS 149 on the Company’s financial statements.

     Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for interim periods beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150” (“FSP 150-3”), which defers the effective date for various provisions of SFAS 150. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the Company’s financial statements.

2. Business Combinations

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by the Company’s management. In accordance with SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their estimated useful lives.

Yxlon International Holding GmbH

     On March 31, 2003, the Company completed its acquisition of Yxlon, a company based in Hamburg, Germany. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing (“NDT”) systems for a wide range of industrial applications, and systems that use X-ray based diffraction (“XRD”) technology for explosives detection. The Company acquired Yxlon for €38.6 million in cash, or $41.7 million, incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003 for a total purchase price of $44.3 million. Under the terms of the amended purchase agreement, the Company was required to make an additional payment of €5.0 million if Yxlon’s XRD system was certified for explosives detection by the Transportation Security Administration (“TSA”) by June 30, 2004. As of June 30, 2004, the XRD system had not been certified for explosives detection by the TSA, but remained in certification trials. The Company is currently considering whether the certification requirement has been or will be met, and has not yet determined what portion, if any, of the up to €5.0 million potentially payable upon timely certification of the XRD system will actually be paid by the Company. The Company would record the payment of any such additional consideration as goodwill.

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

Hattinger Prufund Entwicklungs-GmbH

     Effective August 1, 2003, Yxlon International X-Ray GmbH, a wholly owned subsidiary of the Company, acquired Hattinger Prufund Entwicklungs-GmbH (“Hapeg”), a private engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, or CT, technology for approximately €2.9 million or $3.4 million. The acquisition was accounted for using the purchase method of accounting. The excess purchase price over the fair value of the underlying net assets of $2.3 million was allocated to goodwill and other intangible assets and property based upon an independent valuation of fair values. Amortization expense of $122,000 was recorded during the fiscal year ended 2003. Unaudited pro forma results were not provided as they were not deemed to be material.

3. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net income	$6,907	$6,975	$12,086	$41,382
Derivatives classified as cash flow hedges (net of taxes):
Unrealized gain (loss) on cash flow hedges	(1,436)	177	(1,207)	(399)
Reclassification of gain on cash flow hedges	502	12	536	202
Translation adjustment	(22)	530	(716)	530

Comprehensive income	$5,951	$7,694	$10,699	$41,715

4. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average shares of common stock outstanding for the period. Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Specifically, the computations of diluted net income per share for the three-month and six-month year-to-date periods ended June 27, 2004 include the impact of the contingent conversion provision related to the Company’s 3% convertible senior notes due 2023. Diluted shares include 3,906,250 shares “as if” the notes had been converted at the beginning of each period, and diluted net income excludes $535,000 of avoided interest expense for the three months ended June 27, 2004 and $1.1 million of avoided interest expense for the six months ended June 27, 2004, net of tax.

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Six Months Ended
	June 27, 2004			June 29, 2003			June 27, 2004			June 29, 2003
		Weighted	Per		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share	$6,907	17,509	$0.39	$6,975	17,210	$0.41	$12,086	17,391	$0.69	$41,382	17,139	$2.41
Effect of dilutive securities:
Options and warrants	—	1,624	(0.03)	—	1,205	(0.03)	—	1,516	(0.05)	—	1,258	(0.16)
Converted debt shares	535	3,906	(0.04)				1,090	3,906	(0.06)

Diluted net income per share	$7,442	23,039	$0.32	$6,975	18,415	$0.38	$13,176	22,813	$0.58	$41,382	18,397	$2.25

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

     Segment financial data for the six-month period ended June 29, 2003 has been restated to reflect the change in reportable segments. As of the second quarter of 2003, a reportable segment line item also has been changed from net income (loss) to income (loss) from operations. Financial information by segment is as follows (in thousands):

				Consolidating
	EDS	NDT	All Other	Eliminations	Total
Second quarter 2004
Revenues:
Product revenues	$44,422	$12,641	$3,117	$—	$60,180
Service revenues	19,730	3,111	909	—	23,750
Contract research and development revenues	—	—	2,738	—	2,738
Intercompany revenues	47	—	—	(47)	—

Total revenues	$64,199	$15,752	$6,764	$(47)	$86,668
Income (loss) from operations	$13,689	$(105)	$(592)	$—	$12,992
June 27, 2004
Total assets	$490,282	$55,710	$30,705	$(29,240)	$547,457

Second quarter 2003
Revenues:
Product revenues	$63,791	$9,318	$1,886	$—	$74,995
Service revenues	8,589	2,468	456	—	11,513
Contract research and development revenues	—	—	2,919	—	2,919
Intercompany revenues	26	—	749	(775)	—

Total revenues	$72,406	$11,786	$6,010	$(775)	$89,427
Income (loss) from operations	$19,830	$(868)	$(5,469)	$—	$13,493
December 31, 2003
Total assets	$436,914	$57,809	$18,757	$(27,412)	$486,068

Six months 2004
Revenues:
Product revenues	$83,379	$25,596	$5,150	$—	$114,125
Service revenues	35,816	6,372	1,639	—	43,827
Contract research and development revenues	—	—	5,611	—	5,611
Intercompany revenues	144	—	—	(144)	—

Total revenues	$119,339	$31,968	$12,400	$(144)	$163,563
Income (loss) from operations	$23,488	$(328)	$(957)	$—	$22,203

Six months 2003
Revenues:
Product revenues	$214,915	$9,318	$3,576	$—	$227,809
Service revenues	17,081	2,468	873	—	20,422
Contract research and development revenues	—	—	6,364	—	6,364

				Consolidating
	EDS	NDT	All Other	Eliminations	Total
Intercompany revenues	26	—	1,286	(1,312)	—

Total revenues	$232,022	$11,786	$12,099	$(1,312)	$254,595
Income (loss) from operations	$76,968	$(868)	$(5,666)	$—	$70,434

     Substantially all of the Company’s long-lived assets are located in the United States.

6. Inventories

     The components of inventory consist of the following (in thousands):

	June 27,	December 31,
	2004	2003
Inventories:
Raw material and purchased components	$24,183	$22,821
Field service spare parts	29,408	27,805
Work-in-process	10,651	10,123
Finished goods	14,757	18,145

Total	$78,999	$78,894

7. Accrued Liabilities

     The components of accrued liabilities consist of the following (in thousands):

	June 27,	December 31,
	2004	2003
Accrued liabilities:
Warranty and other reserves	$14,429	$14,259
Accrued employee compensation	13,838	10,409
Income taxes	2,548	255
Other	8,915	10,135

Total	$39,730	$35,058

8. Litigation

     InVision and its subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11 Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which the Company has been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. The Company believes that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. Notices of dismissals or dismissal orders have been received in all of the individual complaints.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of the Company’s directors as well as InVision. The complaints allege that, in pursuing the transaction with General Electric Company (“GE”) and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that the plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents, and, therefore, the court lacks jurisdiction over them. On May 25, 2004, in response to the demurrer, the plaintiffs filed a consolidated amended class action complaint asserting similar causes of action, thereby rendering the demurrer moot. The plaintiffs served initial written discovery requests and following the May 26, 2004 Initial Complex Case Management Conference, the plaintiffs were permitted limited expedited discovery for the purpose of a bringing a motion for a preliminary injunction. On June 17, 2004, prior to the filing of any motion for a preliminary injunction, the parties entered into a memorandum of understanding to settle the consolidated class action suit. Under the terms of the memorandum, InVision and the plaintiffs to the consolidated action have agreed, subject to approval by the court, to enter into a settlement with respect to all claims raised by the plaintiffs to the consolidated action. The terms of the settlement contemplated by the memorandum require that additional disclosures be made concerning the merger. Those disclosures were made available in the June 18, 2004 joint press release issued by GE Infrastructure and InVision. The parties also agreed that the plaintiffs may seek attorneys’ fees and costs in the amount of $450,000 that InVision will pay, if the attorney’s fees and costs are granted by the court. There will be no other settlement payment by InVision, GE or any of the members of InVision’s board of directors, who were also named as defendants in the lawsuits. The court’s preliminary hearing to approve the settlement is currently scheduled for August 24, 2004, at which time the court is expected to set a date for a final approval hearing. If the court approves the settlement contemplated in the memorandum, the lawsuits will be dismissed. However, there can be no assurance that the court will approve the proposed settlement or that any ultimate settlement will be under terms substantially similar to those contemplated by the memorandum.

     The Company also is involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not believe that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

9. Subsequent Events

     Internal Investigation

     On July 30, 2004, the Company announced that it had met with the Department of Justice and the Securities and Exchange Commission concerning its voluntary disclosure of an internal investigation of certain possible offers of improper payments by the Company’s distributors in connection with foreign sales activities. The Company has been informed that the Department of Justice and the Securities and Exchange Commission may commence an investigation of the Company with respect to these matters, including with respect to possible violations of the Foreign Corrupt Practices Act. Completion of the acquisition of the Company by GE remains subject to the closing conditions in the merger agreement, including regulatory approvals. If the acquisition is not completed by October 31, 2004, either InVision or GE may be entitled to terminate the merger agreement.

     The Department of Justice and the Securities and Exchange Commission are not obligated to complete their investigation, if any, or settle or resolve matters such as this on an expedited basis and may require substantial investigation or other information before they are willing to settle or resolve such matters. The internal investigation and any related investigation by the Department of Justice and/or the Securities and Exchange Commission may not be completed by October 31, 2004.

     Stockholder Litigation

     On August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit in the United States District Court for the Northern District of California, captioned Engelken, Individually and On Behalf of All Others Similarly Situated, v. InVision Technologies, Inc., et al. The complaint names as defendants Giovanni Lanzara, the Chairman of the Company’s Board of Directors, Sergio Magistri, the Company’s Chief Executive Officer and a director, and Ross Mulholland, Senior Vice President and Chief Financial Officer of the Company, as well as InVision. The complaint alleges that the Company and the individual defendants failed to disclose that our foreign distributors had made improper payments in connection with foreign sales activities, that the Company had improperly accounted for such payments, that the Company’s improper accounting for such payments allowed the Company to enter into a definitive merger agreement with GE, that the Company and the individual defendants made related misrepresentations, and that these alleged nondisclosures and misrepresentations violated Section 10(b) of the Exchange Act and Rule 10b-5. As described above, the Company is conducting an internal investigation of certain possible offers of improper payments by the Company’s distributors in connection with foreign sales activities. The Company is also evaluating the merits of the complaint.

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

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which GE would acquire us through the merger of a wholly owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. On June 25, 2004, our stockholders voted to adopt the merger agreement with GE. Completion of the merger remains subject to the closing conditions in the merger agreement, including regulatory approvals. We continue, together with GE, to cooperate with regulatory authorities in an effort to conclude the antitrust review process. The merger agreement contains covenants that restrict our operations without GE’s written consent. While GE has agreed to not withhold or delay its consent unreasonably, these operational covenants limit our flexibility during the term of the merger agreement.

     On July 30, 2004, we announced that we had met with the Department of Justice and the Securities and Exchange Commission concerning our voluntary disclosure of an internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities. We have been informed that the Department of Justice and the Securities and Exchange Commission may commence an investigation of us with respect to these matters, including with respect to possible violations of the Foreign Corrupt Practices Act, or the FCPA. Completion of the acquisition of us by GE remains subject to the closing conditions in the merger agreement, including regulatory approvals. If the acquisition is not completed by October 31, 2004, either InVision or GE may be entitled to terminate the merger agreement. The Department of Justice and the Securities and Exchange Commission are not obligated to complete their investigation, if any, or settle or resolve matters such as this on an expedited basis and may require substantial investigation or other information before they are willing to settle or resolve such matters. The internal investigation and any related investigation by the Department of Justice and/or the Securities and Exchange Commission may not be completed by October 31, 2004.

     The foregoing descriptions of provisions of the merger agreement are qualified in their entirety by reference to the full text of the merger agreement. The Agreement and Plan of Merger is attached as Exhibit 2.2 to our annual report on Form 10-K for the year ended December 31, 2003.

     In September 2003, we completed a private offering of $125.0 million aggregate principal amount of our 3% convertible senior notes due 2023. The notes are convertible into our common stock, under certain circumstances, at an initial conversion rate of 31.25 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the notes will be convertible into common stock at a conversion price of $32.00 per share. The notes will be redeemable for cash at our option beginning on October 1, 2008. Holders of the notes have the option to require us to purchase the notes in cash, in whole or in part, on October 1 in each of 2008, 2013 and 2018. The holders of the notes will also have the ability to require us to purchase the notes in the event that we undergo a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding the redemption or purchase date, as the case may be.

     On March 31, 2003, we completed our acquisition of Yxlon International Holding GmbH, a company based in Hamburg, Germany. Yxlon develops, manufactures, markets and supports X-ray based non-destructive testing, or NDT, systems for a wide range of industrial applications, and systems that use X-ray based diffraction, or XRD, technology for explosives detection. We acquired Yxlon for €38.6 million in cash, or $41.7 million, incurred additional acquisition costs of $2.1 million, and paid a subsequent purchase price adjustment of $483,000 in December 2003 for a total purchase price of $44.3 million. Under the terms of the amended purchase agreement, we were required to make an additional payment of €5.0 million if Yxlon’s XRD system was certified for explosives detection by the TSA by June 30, 2004. As of June 30, 2004, the XRD system had not been certified for explosives detection by the TSA, but remained in certification trials. We are currently considering whether the certification requirement has been, or will be met, and have not yet determined what portion, if any, of the up to €5.0 million potentially payable upon timely certification of the XRD system will actually be paid by us. We would record the payment of any such additional consideration as goodwill.

     On August 1, 2003, we completed the acquisition of Hattinger Prufund Entwicklungs-GmbH, or Hapeg, an engineering and systems company that provides industrial testing and evaluation solutions utilizing computed tomography, or CT, technology for €2.9 million or $3.4 million in cash, calculated at the then effective conversion rate for the euro.

     We determine our segments based on how our Chief Executive Officer and Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, we presented segment information based on three reportable segments: EDS, Quantum, and Wood. As a result of the acquisition of Yxlon, we now have two reportable segments, EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosive detection systems based on advanced CT technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments including Quantum, Wood and XRD were aggregated to form an “All Other” category as they did not meet the threshold for a reportable segment. See Note 5 to the condensed consolidated financial statements for additional information about our reportable segments.

     As a result of the completion of the initial deployment following the September 11, 2001 terrorist attacks and the time it takes to construct modifications to retrofit airports to accommodate in-line EDS equipment, the market for many of our products is in a period of transition. The demand for a significant portion of our products is also subject to the budgetary process of the federal government. We anticipate a decline in EDS revenues for the year ending December 31, 2004, compared to EDS revenues during the year ended December 31, 2003. As a result, we have implemented cost-reduction programs.

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

     We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. International sales represented 43.2% of total revenues in the first six months of 2004 and 22.4% of total revenues in the first six months of 2003.

     EDS. In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers. For example, in the second quarter of 2004 eight customers accounted for all of our EDS products sold during the quarter, in the first six months of 2004 ten customers accounted for all of our EDS products sold during the period, and for the fiscal year 2003 eighteen customers accounted for all of our EDS products sold during the year. The number of our customers does not vary widely from period to period. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. Including revenues from the Boeing and Siemens subcontracts to provide maintenance service for TSA-owned EDS systems, EDS sales to the TSA accounted for 63.0% of our EDS revenues in the six months ended June 27, 2004 and 77.9% of our EDS revenues in the year ended December 31, 2003. For the first six months of 2004, we generated $75.1 million from EDS sales to our largest customer, the TSA, representing 45.9% of total revenues. For the first six months of 2003, we generated $184.2 million from EDS sales to the FAA and, following the formation of the TSA, the TSA, representing 72.4% of total revenues. The Canadian Air Transport Security Authority accounted for approximately 11.8% of total EDS revenues in the first six months of 2004. There were no other EDS customers who accounted for more than 10% of total revenues in the first six months of 2004 or the year ended December 31, 2003.

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

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenues:
Product revenues	69.4%	83.9%	69.8%	89.5%
Service revenues	27.4	12.9	26.8	8.0
Contract research and development revenues	3.2	3.2	3.4	2.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	41.9	49.7	42.8	50.7
Service costs	17.1	8.0	16.5	4.8
Contract research and development costs	2.4	2.2	2.6	1.6

Total cost of revenues	61.4	59.9	61.9	57.1

Gross margin	38.6	40.1	38.1	42.9

Operating expenses:
Research and development	8.1	8.5	8.1	5.9
Selling, general and administrative	15.5	11.7	16.4	7.7
In-process research and development (Yxlon)	—	4.8	—	1.6

Total operating expenses	23.6	25.0	24.5	15.2

Income from operations	15.0	15.1	13.6	27.7
Interest expense	(1.5)	(0.1)	(1.6)	(0.1)
Interest and other income, net	0.5	0.7	0.8	0.5

Income before provision for income taxes	14.0	15.7	12.8	28.1
Provision for income taxes	6.0	7.9	5.4	11.9

Net income	8.0%	7.8%	7.4%	16.2%

     On March 31, 2003, the first day of our second quarter of 2003, we acquired Yxlon. Accordingly, Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included only beginning with the second quarter of 2003.

Revenues

     EDS product revenues were $44.4 million in the second quarter of 2004, a decrease of 30.4% from $63.8 million in the second quarter of 2003. EDS product revenues were $83.4 million in the first six months of 2004, a decrease of 61.2% from $214.9 million in the first six months of 2003. The revenue decrease in the second quarter and the first six months of 2004 is primarily due to decreased EDS shipments to the TSA relative to the same periods in 2003. The first six months of 2003 revenues reflected the large continued deployment of EDS units that had begun in 2002 after the increased focus on aviation security due to the terrorist attacks of September 11, 2001. During the second quarter of 2004, we recognized approximately $4.4 million of revenue from one customer who accepted and took title to the EDS equipment and agreed to normal payment terms, but requested that we store the equipment until predetermined shipment dates. At June 27, 2004, we were storing $4.4 million of such equipment.

     EDS service revenues were $19.7 million for the second quarter of 2004, an increase of 129.7% from $8.6 million in the second quarter of 2003. EDS service revenues were $35.8 million for the first six months of 2004, an increase of 109.7% from $17.1 million in the first six months of 2003. The revenue increase for the quarter and the first six months of 2004 is primarily due to an increased number of units coming off of warranty and into contractual service agreements. We anticipate that service revenues will continue to rise in 2004 compared to 2003 as this trend continues. As of June 27, 2004, we had in backlog EDS equipment orders and service agreements of $148.0 million, primarily consisting of orders for EDS equipment.

     NDT product revenues were $12.6 million in the second quarter of 2004, an increase of 35.7% from $9.3 million in the second quarter of 2003. NDT product revenues for the first six months of 2004 were $25.6 million. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable six-month amount for 2003. The revenue increase for the second quarter of 2004 compared to the second quarter of 2003 is due mainly to an increase in orders for standard industrial and custom NDT systems received late in 2003 and in the first six months of 2004. We expect that NDT revenues for the remainder of 2004 will continue to be greater than revenues for comparable periods in 2003.

     NDT service revenues were $3.1 million in the second quarter of 2004, an increase of 26.1% from $2.5 million in the second quarter of 2003. NDT service revenues for the first six months were $6.4 million. The increase in service revenues for the second quarter of 2004 compared to the second quarter of 2003 is due mainly to customers upgrading components of standard industrial and custom NDT systems, as well as an increase in the number of service contracts. As of June 27, 2004, we had in backlog NDT equipment orders and service agreements of $32.3 million, primarily consisting of orders for standard industrial and custom NDT systems.

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

     Gross profit for EDS products was $20.3 million in the second quarter of 2004, a decrease of 26.8% from $27.7 million in the second quarter of 2003. Gross margin percentages for EDS products were 45.7% in the second quarter of 2004 and 43.5% in the second quarter of 2003. Gross profit for EDS products was $37.1 million in the first six months of 2004, a decrease of 61.1% from $95.3 million in the first six months of 2003. Gross margin percentages for EDS products were 44.5% in the first six months of 2004 and 44.4% in the first six months of 2003. The decrease in gross profit for the second quarter and year-to-date periods is primarily due to decreased revenues. The product gross margin percentage for the second quarter of 2004 improved due to the sale of EDS systems which incorporated materials which had previously been written-down by approximately $1.4 million as excess inventory and due to a product mix that included more higher margin accessories and upgrade sales. The product gross margin percentage for the first six months of 2004 improved due to the sale of EDS systems which incorporated materials which had previously been written down by approximately $2.0 million as excess inventory. This was offset somewhat by fixed manufacturing overhead costs being spread over fewer units in the first six months of 2004 compared to the same period in 2003.

     Gross profit for EDS services were $7.6 million in the second quarter of 2004, an increase of 133.9% from $3.3 million in the second quarter of 2003. Gross margin percentages for EDS services were 38.6% in the second quarter of 2004 and 37.9% in the second quarter of 2003. Gross profit for EDS services were $14.3 million in the first six months of 2004, an increase of 106.8% from $6.9 million in the first six months of 2003. Gross margin percentages for EDS services were 40.0% in the first six months of 2004 and 40.6% in the first six months of 2003. The increase in gross profit for EDS services in the second quarter and year-to-date periods is primarily due to increased EDS service revenues from the growing installed base of domestic systems and service agreements from international customers. Gross margin percentages for the second quarter and year-to-date periods remained approximately the same.

     Cost of NDT product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty. Cost of NDT service revenues primarily consists of direct labor and materials and customer support overhead. Gross profit for NDT products was $2.9 million in the second quarter of 2004, an increase of 34.5% from $2.1 million in the second quarter of 2003. Gross margin percentages for NDT products were 22.9% in the second quarter of 2004 and 23.0% in the second quarter of 2003. Gross margin for the first six months of 2004 was $5.7 million with a gross margin percentage for product of 22.4%. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable six-month amount for 2003. The increase in gross profit for the second quarter of 2004 compared to the second quarter of 2003 is primarily due to the increase in revenues. We are in the process of developing parts cost reduction programs for NDT. We believe these programs will improve gross margins for NDT products commencing in the second half of 2004, although such anticipated improvements may be reduced due to exchange rate fluctuations.

     Gross profit for NDT services was $835,000 in the second quarter of 2004, an increase of 4.0% from $803,000 in the second quarter of 2003. Gross margin percentages for NDT services were 26.8% in the second quarter of 2004 and 32.5% in the second quarter of 2003. Gross profit for the first six months of 2004 was $1.7 million and gross margin percentage of 27.3%. The decrease in gross margin percentage for the second quarter of 2004 compared to the second quarter of 2003 is primarily due to an increase in service costs associated with an expansion of service capability in the United States. We do not anticipate meaningful changes in gross profit for NDT services in 2004.

Research and Development

     Research and development expenses consist primarily of compensation paid to personnel engaged in research and development activities, amounts paid for outside services and costs of materials utilized in the development of hardware products, including prototype units. Research and development expenditures are partially offset by amounts reimbursed by the FAA, TSA and other government agencies and private entities under research and development contracts and grants. These services are provided and reimbursed on a cost basis.

     Net research and development expenses for EDS were $5.7 million in the second quarter of 2004, an increase of 1.9% from $5.6 million in the second quarter of 2003. Net research and development expenses for EDS as a percentage of EDS revenues were 8.9% in the second quarter of 2004 and 7.7% in the second quarter of 2003. Net research and development expenses for EDS were $11.1 million in the first six months of 2004, a decrease of 6.9% from $11.9 million in the first six months of 2003. The net numbers reflect reimbursements by the TSA and other government agencies of $683,000 for the second quarter of 2004 and $1.2 million for the first six months of 2004. There were no such reimbursements in the first six months of 2003. Net research and development for the second quarter remained about the same for the years 2003 and 2004. Net research and development for the first six months showed a decrease as a result of the funding received. This decrease is partially offset by increased effort on projects with Yxlon to develop a solution that integrates Yxlon’s X-ray diffraction technology with our CT technology. We continue to invest in sustaining engineering efforts with the goal of ensuring that our products achieve high levels of serviceability and reliability when operating at capacity. The increase of net research and development expenses for EDS as a percentage of revenues was primarily due to decreased revenues during the first six months of 2004.

     Research and development expenses for NDT were $802,000 in the second quarter of 2004, an increase of 22.8% from $653,000 in the second quarter of 2003. Research and development expenses for NDT as a percentage of NDT revenues were 5.1% in the second quarter of 2004 and 5.5% in the second quarter of 2003. Research and development expenses for NDT were $1.7 million and 5.2% of revenue for the first six months of 2004. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable six-month amount for 2003. The increase in research and development expenses for the second quarter of 2004 compared to the second quarter of 2003 was mainly due to efforts related to new designs for standard industrial and custom NDT systems. In order to strengthen our role as a leading supplier of X-ray solutions for NDT applications, we plan to increase the research and development expenses for NDT in 2004.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses for EDS were $8.5 million in the second quarter of 2004, an increase of 52.9% from $5.6 million in the second quarter of 2003. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 13.3% in the second quarter of 2004 and 7.7% in the second quarter of 2003. Selling, general and administrative expenses for EDS were $16.9 million in the first six months of 2004, an increase of 25.2% from $13.5 million in the first six months of 2003. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 14.2% in the first six months of 2004 and 5.8% in the first six months of 2003. The increase in selling, general and administrative expenses for EDS in absolute dollars for the second quarter and year-to-date was due to expenses of approximately $600,000 and $2.4 million, respectively, associated with the pending acquisition of InVision by GE, compensation-related expenses and professional fees, which were partially offset by decreases in commission related expenses. The increase in selling, general and administrative expenses as a percentage of revenue is a result of increased expenses and decreased revenue.

     Selling, general and administrative expenses for NDT were $3.0 million in the second quarter of 2004, a decrease of 5.3% from $3.2 million in the second quarter of 2003. Selling, general and administrative expenses as a percentage of NDT revenues were 19.2% in the second quarter of 2004 and 26.9% in the second quarter of 2003. Selling, general and administrative expenses were $6.1 million for the first six months of 2004. Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 19.2% for the first six months of 2004. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable six-month amount for 2003. Selling, general and administrative expenses in the second quarter of 2004 were approximately the same as the second quarter of 2003.

Interest Expense

     Interest expense was $1.3 million in the second quarter of 2004 and $103,000 in the second quarter of 2003. Interest expense was $2.6 million in the first six months of 2004 and $145,000 in the first six months of 2003. The increase in interest expense compared to the second quarter and the first half of 2003 was primarily due to approximately $938,000 and $1.9 million, respectively, of interest on $125.0 million of convertible senior notes issued in September 2003, along with fees associated with our working capital lines of credit, equipment leases, capital leases, financing for insurance premiums, amortization of debt issuance costs and interest expense associated with long-term debt.

Interest and Other Income, Net

     Interest and other income, net was $418,000 in the second quarter of 2004 and $670,000 in the second quarter of 2003. The amount for the second quarter of 2004 consisted primarily of interest income on cash, cash equivalents and short-term investments of $1.0 million. Interest income was offset by other expenses of approximately $600,000, arising primarily from a charge of the same amount for ineffectiveness of a foreign exchange forward contract. The amount for the second quarter of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $400,000, and other income, net of $270,000.

     Interest and other income, net, was $1.3 million in the first six months of 2004 and $1.4 million in the first six months of 2003. The amount for the first six months of 2004 consisted primarily of interest income on cash, cash equivalents and short-term investments of $2.3 million. Interest income was offset by other expenses of approximately $1.0 million, due primarily to a $600,000 charge arising from ineffectiveness of a foreign exchange forward contract, and a $500,000 accrual for litigation. The amount for the first six months of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $838,000, and other income, net of $517,000.

Provision for Income Taxes

     The provision for income taxes was $5.2 million in the second quarter of 2004 and $7.1 million in the second quarter of 2003. Our effective tax rate was 43.0% in the second quarter of 2004 and 50.4% in the second quarter of 2003. The provision for income taxes was $8.8 million in the first six months of 2004 and $30.3 million in the first six months of 2003. Our effective tax rate was 42.1% in the first six months of 2004 and 42.2% in the first six months of 2003. The decrease in the effective tax rates in the second quarter and first six months of 2004 relative to the comparable periods in the prior year is due mainly to a $4.3 million expense in the second quarter of 2003 for in-process research and development associated with the acquisition of Yxlon’s X-ray diffraction business, which was not tax deductible. Offsetting this decrease is additional tax expense in the second quarter of 2004 related to certain non-deductible costs arising from the anticipated acquisition of InVision by GE. Our effective tax rate was different than statutory tax rates primarily due to the non-deductible acquisition expenses described above, along with certain other permanent differences between book and taxable income. At December 31, 2003, we had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $321,000 and $15.8 million available to reduce future federal, state and foreign taxable income, respectively. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. The foreign net operating loss carryforwards may be carried over indefinitely and will not expire. The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

     At June 27, 2004, we had $334.7 million in cash, cash equivalents, restricted cash and short-term investments, compared to $276.9 million at December 31, 2003.

     Net cash provided by operating activities was $57.5 million in the first six months of 2004 compared to $42.4 million in the first six months of 2003. Cash provided by operating activities in the first six months of 2004 primarily resulted from net income of $12.1 million, enhanced by the non-cash effects of $5.6 million of depreciation and amortization expense, and $4.8 million in tax benefits from employee stock transactions. In addition, there was a $12.1 million increase in accounts payable and accrued liabilities and a $29.8 million increase in deferred revenue. The increase in deferred revenue was primarily due to a large deposit in April 2004 for a March 2004 EDS product order from the TSA. Partially offsetting these increases to net cash provided by operating activities was a $4.6 million increase in accounts receivable. This increase was primarily due to billings to the TSA and other customers for units shipped near the end of the second quarter of 2004. In addition, there was a $1.4 million increase in inventory and a $2.0 million increase in other assets.

     Cash provided by operating activities in the first six months of 2003 of $42.4 million primarily resulted from accounts receivable collections from the TSA resulting in a $92.7 million decrease in accounts receivable. Other significant items include net income of $41.4 million enhanced by the non-cash effects of $2.4 million of depreciation and amortization, and the $4.3 million in-process research and development expense related to the Yxlon acquisition. Partially offsetting the net cash provided by operating activities was a $77.6 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long-lead shipments. Certain changes in operating liabilities, such as a $33.2 million decrease in accounts payable and accrued liabilities, also contributed to partially decreasing the net cash provided by operating activities.

     Net cash used in investing activities was $132.1 million in the first six months of 2004, compared to $45.1 million in the first six months of 2003. Net cash used in investing activities in the first six months of 2004 resulted primarily from the purchase of short-term investments of $176.0 million offset by $51.7 million in proceeds from short-term investments. Net cash used in investing activities in the first six months of 2003 resulted primarily from net payments of $41.8 million, net of cash acquired in connection with the acquisition of Yxlon. In addition, other net cash uses were $1.8 million in acquisition of capital equipment and $1.5 million payment for an equity investment and product distribution rights in SafeView Inc., a company developing an advanced personnel screening system.

     Net cash provided by financing activities was $6.6 million in the first six months of 2004, compared to $5.8 million in the first six months of 2003. Net cash provided by financing activities in the first six months of 2004 primarily resulted from $7.1 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options. Net cash provided by financing activities in the first six months of 2003 primarily resulted from $3.8 million in net proceeds from increased short-term borrowings and $2.2 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options.

     As of June 27, 2004, we had a line of credit agreement for our U.S. operations that provides for maximum borrowings in an amount up to $30.0 million. Borrowings under this agreement bear interest at the bank’s prime rate minus 0.5% (3.5% at June 27, 2004). The agreement expires in January 2005 and requires that the EDS segment maintain certain levels of tangible net worth. We may use proceeds of loans under this line of credit for general corporate purposes. At June 27, 2004, we had no borrowings outstanding under this agreement. However, at June 27, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $16.3 million is secured by the line of credit, and foreign exchange forward contracts for which a 10% reserve of $2.4 million is secured by the line of credit. We had remaining available borrowing capacity under the line of credit of $11.3 million at June 27, 2004.

     As of June 27, 2004, we had letters of credit totaling $16.3 million as guarantees primarily to customers for performance and delivery commitments, and to foreign creditors of Yxlon. In addition, we have one guarantee to an insurance carrier for premium payment commitments. The guarantees range from two months to nine years from June 27, 2004 until expiration.

     As of June 27, 2004, we had two primary sources of financing from German banks for Yxlon. The first agreement is a line of credit that provides for maximum borrowings in an amount up to €6.6 million or $8.1 million at June 27, 2004. The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €5.2 million, or $6.3 million, at June 27, 2004. There is currently no expiration date on either of these agreements. Borrowings under these agreements bear interest at a rate of 5.75%. At June 27, 2004, we had debt balances of $5.3 million outstanding under these agreements. In addition, at June 27, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $8.8 million is secured by the line of credit. Therefore, we had remaining available borrowing capacity under the line of credit of approximately €207,000, or $252,000, at June 27, 2004.

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

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations as of June 27, 2004 (in thousands):

	Payments Due by Period
		Less than	1-3
Contractual Obligations	Total	1 year	years	Thereafter
Long-term debt	$125,000	$—	$—	$125,000
Operating leases	20,802	4,649	7,452	8,701
Short-term debt	5,319	5,319	—	—
Other long-term liabilities	1,345	—	—	1,345
Capital lease obligations	475	278	197	—

Total contractual cash obligations	$152,941	$10,246	$7,649	$135,046

Risk Factors

     Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Internal Investigation of Possible Offers of Improper
Payments by Distributors in connection with Foreign Sales Activities

The Department of Justice and/or the Securities and Exchange Commission may initiate an investigation, which may delay the acquisition of us by GE or lead to the termination of the merger agreement.

     On July 30, 2004, we announced that we had met with the Department of Justice and the Securities and Exchange Commission concerning our voluntary disclosure of an internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities. We have been informed that the Department of Justice and the Securities and Exchange Commission may commence an investigation of us with respect to these matters, including with respect to possible violations of the Foreign Corrupt Practices Act, or FCPA. We intend to cooperate fully with any investigation of these matters by the Department of Justice and/or the Securities and Exchange Commission.

     Among the closing conditions in the merger agreement is a requirement that there not be any pending or threatened investigation by a governmental authority for the purpose of imposing criminal sanctions on us or any of our consolidated subsidiaries. The Department of Justice and the Securities and Exchange Commission may require substantial investigation or other information before they are willing to settle or resolve matters such as this. They are not obligated to complete their investigations, if any, or settle or resolve matters such as this on an expedited basis. The internal investigation and any related investigation by the Department of Justice and/or the Securities and Exchange Commission may not be completed by October 31, 2004. If the acquisition is not completed by October 31, 2004, either we or GE may be entitled to terminate the merger agreement.

     Also among the closing conditions in the merger agreement is a requirement that there not have been any change, event, occurrence or state of facts that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the business, assets, results of operations or financial condition of InVision and our subsidiaries taken as a whole. A material adverse effect is one that has resulted in or would reasonably be expected to result in liability to GE or its consolidated subsidiaries (including, for this purpose, InVision and our consolidated subsidiaries) or diminution in the value of InVision and our consolidated subsidiaries, taken together, of $90 million or more in the aggregate. Even if any governmental investigation is completed by October 31, 2004, GE may claim, among other things, that the impact of the public announcement of our internal investigation, the costs related to our internal investigation, any criminal or civil sanctions imposed by the government, and any liabilities associated with private lawsuits related to this matter have had such a material adverse effect, and GE may claim on that basis that it is not required to complete the acquisition of us.

     The descriptions of provisions of the merger agreement are qualified in their entirety by reference to the full text of the merger agreement. See the Agreement and Plan of Merger attached as Exhibit 2.2 to our annual report on Form 10-K for the year ended December 31, 2003 for the full text of the merger agreement.

As a result of any investigation by the Department of Justice and/or the Securities and Exchange Commission into whether there were possible offers of improper payments by our distributors in connection with foreign sales activities and related issues in violation of the FCPA or other applicable law, the Department of Justice and/or the Securities and Exchange Commission could seek criminal or civil sanctions against us and/or some of our employees, and we may be subject to private lawsuits.

     If as a result of any investigation by the Department of Justice and/or the Securities and Exchange Commission, the government determines that unlawful payments were offered or made, the government could take action against us and/or some of our employees. These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on our ability to export products or enter into future U.S. government contracts.

     Conduct that violates the anti-bribery provisions of the FCPA may also give rise to a private lawsuit under applicable foreign, federal or state laws, including securities laws. For example, on August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit alleging nondisclosures and misrepresentations by us and the individual defendants related to the subject of the internal investigation in violation of Section 10(b) of the Exchange Act and Rule 10b-5. In addition, our results of operations for the third quarter of 2004 may be adversely affected by costs related to our internal investigations, any related governmental investigations, defense of private lawsuits and merger-related activities.

Risks Related to the Proposed Acquisition of InVision by GE

If the proposed merger with GE is not completed, our business and stock price may be adversely affected.

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which GE would acquire us through the merger of a wholly-owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. The merger is subject to customary closing conditions, including the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws. In addition, there are other closing conditions that may be triggered by any governmental investigation resulting from our voluntary disclosure to the Department of Justice and the Securities and Exchange Commission of our internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

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

     The inability to complete the merger would also likely result in litigation, which could be costly and could further divert the attention of management.

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

The merger agreement contains many restrictive covenants that limit our flexibility.

     The merger agreement contains covenants that restrict our operations without GE’s written consent. For example, we have agreed that, subject to specified exceptions, without GE’s prior written consent, neither we nor any of our subsidiaries may, among other things:

•	enter into, terminate or amend any material contract;

•	issue, sell, grant or otherwise dispose of, or redeem, purchase or otherwise acquire, our equity securities;

•	amend or waive any of our rights under, or accelerate the vesting under, any provision of our stock plans;

•	incur any indebtedness for borrowed money or guarantee any indebtedness, or enter into a “keep well” or similar agreement;

•	sell, transfer, lease, license, mortgage, encumber or otherwise dispose of (including pursuant to a sale-leaseback transaction or an asset securitization transaction) any of our properties or assets (including securities of our subsidiaries) to any person;

•	make any capital expenditures, except in the ordinary course of business consistent with past practice and in an amount not in excess of $2,000,000 in the aggregate during any three-consecutive month period;

•	make any acquisition (by purchase of securities or assets, merger or consolidation, or otherwise) of any other entity, business, division or assets;

•	make any investment (by contribution to capital, property transfers, purchase of securities or otherwise) in, or loan or advance (other than travel and similar advances to our employees in the ordinary course of business consistent with past practice) to, any entity other than a wholly owned subsidiary in the ordinary course of business consistent with past practice;

•	enter into, establish, amend, modify or terminate any employment, consulting, retention, change in control, collective bargaining, bonus or other incentive compensation, profit sharing, health or other welfare, stock option or other equity, pension, retirement, vacation, severance, deferred compensation or other compensation or benefit plan, policy, agreement, trust, fund or arrangement with, for or in respect of, any stockholder, director, officer, other employee, consultant or affiliate;

•	pay, discharge, settle or satisfy any material claims, liabilities or obligations, other than the payment, discharge, settlement or satisfaction in the ordinary course of business consistent with past practice or in accordance with their terms; or

•	settle or compromise any litigation or proceeding to the extent that such settlement or compromise (1) requires that we pay more than $1,000,000 in the aggregate or (2) does not provide for a full release of us.

     While GE has agreed to not withhold or delay its consent unreasonably, these operational covenants limit our flexibility and agility during the term of the merger agreement. As a result, we may be unable to react quickly to changing circumstances or to accomplish a smooth transition to independent operation if the merger agreement is terminated.

Risks Related to Our Business

A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

     We believe that our revenues have the potential to vary significantly from time to time. For example, our total revenues were $163.6 million for the first six months of 2004, $254.6 million for the first six months of 2003 and $101.6 million for the first six months of 2002, and were $416.5 million for fiscal 2003, $439.1 million for 2002 and $74.3 million for 2001. We believe that these variations may result from many factors, including:

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

     We anticipate a decline in EDS revenues for 2004 compared to 2003 and, as a result, we have implemented cost-reduction programs. However, our ability to control costs during a period of further declining sales is difficult to predict. This difficulty is a result of factors such as our ability to increase our operating efficiency and further reduce the costs of components. We may be unable to reduce costs as much as we anticipate. As a consequence, the gross margins for our products and services may vary significantly from our anticipated gross margins and the gross margins of our products and services in recent periods. If, as a result of these uncertainties, our gross margins, operating results or earnings per share are below the expectations of market analysts and investors, the trading price of our common stock may decline.

Governmental agencies, the primary customers for our EDS and other products, are subject to budget processes which could limit the demand for these products.

     Substantially all of the customers for our EDS products and our other products under development to date have been public agencies or quasi-public agencies, such as the TSA and airport authorities. Public agencies are subject to budgetary processes and expenditure constraints. In the past, many domestic and foreign government agencies have experienced budget deficits that have led to decreased capital expenditures in certain areas.

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

     Under our three-year agreement with the TSA announced on August 12, 2003, the TSA has the right to purchase system options and accessories, engineering and installation support and 550 CTX units, principally our CTX 9000 DSi systems, over the three-year term. While the TSA has placed delivery orders totaling $162.8 million under the agreement, the TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the agreement. We cannot assure you that the TSA will make any additional delivery orders under the agreement or will not cancel its existing order. The agreement is subject to all of the limitations and restrictions that apply to U.S. government contracts, including those described above.

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

     Finally, new products for aviation security applications may require certification or approval by the TSA, and we believe that the TSA does not currently have standards for the certification of aviation security products other than bulk explosives detection systems and explosives trace detectors. Other products, such as metal detectors, are subject to TSA testing prior to approval. Market acceptance of new products may be limited if the TSA has not developed standards for certification or approval of such products, and even if it does develop such standards, we may be unable to obtain any such certification or approval, which could materially limit market acceptance of such products. If we fail to timely introduce new products or if these products fail to gain market acceptance, our results of operations would be harmed.

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

     Key components used in our products have been designed by us to our specifications and are currently available only from one or a limited number of suppliers. We currently do not have long-term agreements with many of these suppliers. In addition, some of the suppliers of the key components used in our products are our competitors, and they may be motivated not to supply us with the components we need. Our inability to develop alternative sources for single or sole source components, to find alternative third party manufacturers or sub-assemblers, or to obtain sufficient quantities of these components, could result in delays or interruptions in product shipments, which could cause current or potential customers to seek other suppliers of our products. In view of the high cost of many of these components, we strive to avoid excess supplies. If our suppliers experience financial, operational, production or quality assurance difficulties, or our sole source suppliers are acquired or otherwise influenced by our competitors, the supply of components to us would be reduced or interrupted. In the event that a supplier ceases operations, discontinues a product or withholds or interrupts supply for any reason, we may be unable to acquire the product from alternative sources within a reasonable period of time.

Our future EDS products may fail to obtain certification by the TSA.

     We plan to continue to develop new models for our family of EDS products, including systems utilizing X-ray based diffraction, or XRD, technology, of our subsidiary, Yxlon International Security GmbH. However, we cannot be certain that any new EDS product, including systems utilizing Yxlon’s XRD technology, will be certified by the TSA. The failure to gain certification for an EDS product would harm our ability to sell the product and recognize associated revenues.

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

     As a result of the 100% checked baggage screening requirement under the Transportation Security Act, our EDS products in operation are being used more hours per day than prior to 2003. This increased operation for an extended period places a heavier burden on our EDS products than previously experienced, resulting in an increase in the amount of maintenance required to keep them operating. If unforeseen problems were to occur as a result, our customers could perceive that there are reliability problems with our EDS products, which could reduce the demand for our products. In addition, our CTX 9000 DSi product is a relatively new model with which we are still gaining experience in sustaining extensive usage. Our CTX 9000 DSi product may experience maintenance needs and increased down time beyond that experienced by our other EDS products, particularly because it has components that integrate it into an airport’s baggage handling system not found in other EDS products. These additional components require maintenance and may also contribute to increased maintenance needs and down time. If our CTX 9000 DSi product experiences additional maintenance needs beyond that of our other products, our customers may favor of our other products or the products of our competitors.

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

     From time to time, we consider strategic investments in development-stage companies that we believe provide strategic opportunities for us, such as our investment in SafeView, Inc., which is developing portal systems for passenger screening. Although we intend that these investments will provide access to new technologies and emerging markets, we cannot assure you that these investments will create opportunities for us to increase our sales. If these companies are unsuccessful in their product development efforts or are unable to obtain additional private financing, we may be required to write-down these investments or we may lose some or all of these investments, which would harm our results.

If our EDS products fail to detect explosives, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage, and we may lose current and potential customers.

     Our business exposes us to potential product liability risks, which are inherent in the manufacturing, sale and maintenance of EDS products. Our machines are not designed to detect, and TSA certification does not require, 100% detection of any and all explosives contained in scanned baggage. For this reason, or if our products malfunction, it is possible that explosive material could pass undetected through our products, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customer’s operators and the training of the operators.

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

     In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through June 27, 2004, substantially all of our orders in the United States have been funded by the FAA and the TSA, which allocate our products to airports in the United States. EDS product and service sales to the TSA accounted for 45.9% of our total revenues in the six months ended June 27, 2004 and 72.4% of our total revenues in the six months ended June 29, 2003. In the six months ended June 27, 2004, ten customers accounted for all of our EDS units sold during the period, and in the six months ended June 29, 2003, thirteen customers accounted for all of our EDS products sold during the period. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

The U.S. government’s right to use technology developed by us, but funded by the U.S. government, limits our intellectual property rights.

     In accordance with Federal Acquisition Regulations included in our development contracts with the FAA and TSA, the U.S. government has rights to use our proprietary technologies developed after the award of the development contract and funded by the development contract. The U.S. government may use these rights to produce or have produced for the U.S. government competing products using CT technology found in our existing EDS products, including our CTX 1000 model. With respect to Quantum Magnetics, the U.S. government retains the same rights to the passive magnetic technology found in the quadrupole resonance, or QR, technology. In the event that the U.S. government were to exercise these rights, our competitive position in supplying the U.S. government with certified CT-based explosives detection systems and/or the Quantum products would be harmed.

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

     Quantum Magnetics’ contract research and development backlog includes funded and unfunded awards from government agencies for which services have not yet been performed. At June 27, 2004, Quantum Magnetics’ contract research and development backlog was $11.2 million, $6.5 million of which was funded.

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

     Sales to countries other than the United States accounted for 43.2% of our total revenues in the six months ended June 27, 2004 and 22.4% of total revenues in the six months ended June 29, 2003. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

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

     Further, the sale of some of our products outside the United States is subject to compliance with the U.S. International Traffic in Arms Regulations and Export Administration Regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations, may affect our ability to generate revenues from the sale of our products outside the United States, which could harm our business. In particular, some of our landmine detection equipment are deemed regulated military devices subject to export restrictions under the U.S. Department of State regulations. Consequently, these regulations may make these products more difficult to sell to a number of countries. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

     Like other companies operating or selling internationally, we are subject to the FCPA and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of an unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors. We are in the process of improving such safeguards. However, our existing safeguards and any improvements may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.

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

     The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $1.2 million in the six months ended June 27, 2004, $3.1 million for the year ended December 31, 2003, and $886,000 for the year ended December 31, 2002. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum Magnetics products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum Magnetics products of $5.6 million for the six months ended June 27, 2004, $13.1 million for the year ended December 31, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

	June 27,	December 31,
	2004	2003
Cash and cash equivalents	$114,270	$182,382
Short-term investments	214,825	94,557
Restricted cash	5,633	—

Total	$334,728	$276,939

     At any time, a sharp rise in interest rates could adversely impact the fair value of our investment portfolio. Conversely, declines in interest rates could have a positive impact on the fair value of our investment portfolio. We do not currently hedge these interest rate exposures. The following table presents the changes in fair value in investment securities held at June 27, 2004 that are sensitive to changes in interest rates (in thousands) based on hypothetical adjustments in the applicable interest rates:

	Valuation of securities				Valuation of securities
	given an interest rate			Fair value as of	given an interest rate
	increase of X basis points			June 27,	decrease of X basis points
	150 BPS	100 BPS	50 BPS	2004	(50 BPS)	(100 BPS)	(150 BPS)*
Total	$332,601	$333,708	$334,826	$334,728	$337,066	$338,210	$339,303

* A reduction of 150 basis points, or BPS, is unlikely due to the low interest rates in effect as of June 27, 2004.

     These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates, using a three-month investment horizon and hypothetical parallel shifts in the yield curve of plus or minus 50 BPS, 100 BPS and 150 BPS.

     Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. In the second quarter of 2004, we did not enter into any new foreign exchange options and forward contracts to hedge against foreign exchange risk for contracts with international customers denominated in euros and entered into $4.1 million to hedge against foreign exchange risk for anticipated expenditures denominated in euros and Swiss francs. At June 27, 2004, December 31, 2003 and December 31, 2002, we had outstanding contracts to convert euros to U.S. dollars with notional values totaling $12.6 million, $17.3 million and $34.7 million, with a positive fair value of approximately $329,000 and negative fair values of $1.4 million and $4.9 million, respectively. At June 27, 2004, we had outstanding contracts to convert U.S. dollars to euros with notional values totaling $8.2 million and a negative fair value of $346,000. At June 27, 2004, we had outstanding contracts to convert dollars to Swiss francs with notional values totaling $3.5 million and a positive fair value of $154,000. The following table depicts the maturities of the outstanding contract amounts (in thousands):

	Within 3
Contract Maturity	Months	4-6 Months	7-9 Months	10-12 Months
Amount at 6/27/04	$19,023	$2,888	$2,376	$—
Amount at 12/31/03	16,738	588	—	—
Amount at 12/31/02	13,884	18,020	2,653	99

     Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

     We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of June 27, 2004, December 31, 2003 and December 31, 2002 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward options and contracts offset by the underlying exposures. The analysis excludes balances and transactions pertaining to Yxlon. Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

     The cash flow impacts of our sensitivity analysis as of June 27, 2004 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at June 27, 2004):

			Cash flow impact of change in
			exchange rates}
	Contract	Fair Value as of
(in thousands)	Amount	June 27, 2004	10% Change	15% Change
Foreign exchange forward contracts	$851	$138	$107	$183
Foreign exchange forward options	$6,029	$126	$(122)	$(126)
Accounts receivable	6,177	6,529	(653)	(979)
Firm orders*	5,314	5,523	(552)	(828)
Other working capital balances, net	305	203	(30)	(45)

Total			$(1,250)	$(1,795)

*	Firm orders represent orders for which we have received a signed purchase order.

     The cash flow impact of changes in exchange rates at June 27, 2004 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2003 and 2002.

     We do not expect the impact of changes in interest rates to have a material impact on our operations, cash flow or liquidity. In addition, the impact of inflation has not been material on our operations, cash flow or liquidity to date.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that, except for the matters described under “–Changes in Internal Control Over Financial Reporting” below, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     On July 30, 2004, we announced an internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities, potentially in violation of the Foreign Corrupt Practices Act. The internal investigation was in process during the course of management’s evaluation of our disclosure controls and procedures and is continuing. In connection with the internal investigation, we are continuing to evaluate whether there are deficiencies and weaknesses in our internal compliance programs, disclosure controls and procedures and internal controls over financial reporting. If we determined that there are deficiencies and weaknesses in our internal compliance programs or internal controls over financial reporting, we intend to implement the necessary changes to rectify any such deficiencies or weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     InVision and our subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11

Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which we have been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. We believe that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in the plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by the plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. Notices of dismissals or dismissal orders have been received in all of the individual complaints.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of our directors as well as InVision. The complaints allege that, in pursuing the transaction with GE and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents, and, therefore, the court lacks jurisdiction over them. On May 25, 2004, in response to the demurrer, the plaintiffs filed a consolidated amended class action complaint asserting similar causes of action, thereby rendering the demurrer moot. The plaintiffs served initial written discovery requests and following the May 26, 2004 Initial Complex Case Management Conference, the plaintiffs were permitted limited expedited discovery for the purpose of a bringing a motion for a preliminary injunction. On June 17, 2004, prior to the filing of any motion for a preliminary injunction, the parties entered into a memorandum of understanding to settle the consolidated class action suit. Under the terms of the memorandum, InVision and the plaintiffs to the consolidated action have agreed, subject to approval by the court, to enter into a settlement with respect to all claims raised by the plaintiffs to the consolidated action. The terms of the settlement contemplated by the memorandum require that additional disclosures be made concerning the merger. Those disclosures were made available in the June 18, 2004 joint press release issued by GE Infrastructure and InVision. The parties also agreed that plaintiffs may seek attorneys’ fees and costs in the amount of $450,000 that InVision will pay, if the attorney’s fees and costs are granted by the court. There will be no other settlement payment by InVision, GE or any of the members of InVision’s board of directors, who were also named as defendants in the lawsuits. The court’s preliminary hearing to approve the settlement is currently scheduled for August 24, 2004, at which time the court is expected to set a date for a final approval hearing. If the court approves the settlement contemplated in the memorandum, the lawsuits will be dismissed. However, there can be no assurance that the court will approve the proposed settlement or that any ultimate settlement will be under terms substantially similar to those contemplated by the memorandum.

     On July 30, 2004, we announced that we had met with the Department of Justice and the Securities and Exchange Commission concerning our voluntary disclosure of an internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities. We have been informed that the Department of Justice and the Securities and Exchange Commission may commence an investigation of us with respect to these matters, including with respect to possible violations of the Foreign Corrupt Practices Act, or FCPA. We intend to cooperate fully with any investigation of these matters by the Department of Justice and/or the Securities and Exchange Commission.

     On August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit in the United States District Court for the Northern District of California, captioned Engelken, Individually and On Behalf of All Others Similarly Situated, v. InVision Technologies, Inc., et al. The complaint names as defendants Giovanni Lanzara, the Chairman of our Board of Directors, Sergio Magistri, our Chief Executive Officer and a director, and Ross Mulholland, Senior Vice President and Chief Financial Officer of InVision, as well as InVision. The complaint alleges that we and the individual defendants failed to disclose that our foreign distributors had made improper payments in connection with foreign sales activities, that we had improperly accounted for such payments, that our improper accounting for such payments allowed us to enter into a definitive merger agreement with GE, that we and the individual defendants made related misrepresentations, and that these alleged nondisclosures and misrepresentations violated Section 10(b) of the Exchange Act and Rule 10b-5. As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are conducting an internal investigation of certain possible offers of improper payments by our distributors in connection with foreign sales activities. We are also evaluating the merits of the complaint.

     We also are involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not believe that the ultimate cost to resolve these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     We held a Special Meeting of our Stockholders on June 25, 2004 to approve our merger with GE. Matters voted upon at that meeting were:

(1)	Proposal for the adoption of the Agreement and Plan of Merger, dated as of March 15, 2004 (the “Merger Agreement”), by and among General Electric Company, Jet Acquisition Sub, Inc. and InVision; and

(2)	Proposal to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting one or more times, including for the purpose of soliciting proxies to vote in favor of adoption of the Merger Agreement.

     Tabulations for each proposal were as follows*:

Proposal 1. Proposal for the adoption of the Merger Agreement:

For	Against	Abstain
10,330,940	132,644	17,886

Proposal 2. Proposal to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting one or more times, including for the purpose of soliciting proxies to vote in favor of adoption of the Merger Agreement:

For	Against	Abstain
8,325,514	1,940,138	215,818

*	Broker non-votes were treated as shares that were present and entitled to vote at the Special Meeting for purposes of determining whether a quorum existed and had the same effect as votes “against” the adoption of the Merger Agreement. Broker non-votes had no effect on the proposal to grant the persons named as proxies the authority to vote to adjourn the Special Meeting.

     Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Modification to Loan and Security Agreement, dated as of July 21, 2004, between the registrant and Silicon Valley Bank.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

(b) Reports on Form 8-K filed during the fiscal quarter ended June 27, 2004: On April 22, 2004, we filed a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release titled “InVision Technologies Reports First Quarter 2004 Financial Results” and dated April 22, 2004.

     On June 18, 2004, we filed a current report on Form 8-K, pursuant to Items 5 and 7 thereof, to provide a copy of a press release entitled “GE and InVision Technologies Announce Memorandum of Understanding To Settle Lawsuits Concerning Acquisition,” dated June 18, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.
Date: August 5, 2004	/s/ Sergio Magistri
Sergio Magistri, Ph.D.
President and Chief Executive Officer (Authorized Officer)

Date: August 5, 2004	/s/ Ross Mulholland
Ross Mulholland
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Modification to Loan and Security Agreement, dated as of July 21, 2004, between the registrant and Silicon Valley Bank.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.