Form 10-Q
period 2004-09-26
INVISION TECHNOLOGIES INC
filed 2004-11-04
CIK 1005969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004

or

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

     On October 25, 2004, there were 17,702,889 shares of the registrant’s common stock outstanding.

InVision Technologies, Inc.
Form 10-Q
INDEX

     InVision, Quantum Magnetics, Yxlon, HAPEG, CTX, CTX 1000, CTX 5500 DS, CTX 9000 DSi and QScan, among others, are trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States and other countries. InVision, Quantum Magnetics, Yxlon and QScan, among others, are registered trademarks of InVision Technologies, Inc. or one of its subsidiaries in the United States.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InVision Technologies, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 26,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$122,263	$182,382
Short-term investments	221,301	94,557
Restricted cash	5,635	—
Accounts receivable, net	50,908	56,951
Inventories	87,754	78,894
Deferred income taxes	11,562	14,283
Other current assets	5,665	5,666

Total current assets	505,088	432,733
Property and equipment, net	10,077	11,605
Goodwill	19,509	21,474
Intangible assets, net	12,349	13,978
Other assets	8,263	6,278

Total assets	$555,286	$486,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,342	$13,761
Accrued liabilities	41,693	35,058
Deferred revenue	34,806	13,277
Short-term debt	1,807	5,581
Current maturities of long-term obligations	256	263

Total current liabilities	101,904	67,940
Long-term obligations	126,842	127,244
Deferred income taxes	—	203

Total liabilities	228,746	195,387

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 18,387,000 and 17,782,000 shares issued; 17,700,000 and 17,095,000 shares outstanding	18	18
Additional paid-in capital	190,178	173,968
Deferred stock compensation expense	(169)	(271)
Accumulated other comprehensive loss	(922)	(125)
Retained earnings	152,126	131,782
Treasury stock, at cost (687,000 shares)	(14,691)	(14,691)

Total stockholders’ equity	326,540	290,681

Total liabilities and stockholders’ equity	$555,286	$486,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenues:
Product revenues	$56,899	$69,281	$171,024	$297,090
Service revenues	25,992	13,745	69,819	34,167
Contract research and development revenues	2,425	3,092	8,036	9,456

Total revenues	85,316	86,118	248,879	340,713

Cost of revenues:
Product costs	33,766	42,285	103,690	171,411
Service costs	16,481	8,330	43,520	20,497
Contract research and development costs	1,783	1,806	6,114	5,875

Total cost of revenues	52,030	52,421	153,324	197,783

Gross profit	33,286	33,697	95,555	142,930

Operating expenses:
Research and development	6,559	5,268	19,856	20,269
Selling, general and administrative	14,521	12,280	41,290	31,778
In-process research and development (Yxlon)	—	—	—	4,300

Total operating expenses	21,080	17,548	61,146	56,347

Income from operations	12,206	16,149	34,409	86,583
Interest expense	(1,328)	(343)	(3,918)	(488)
Interest and other income, net	1,925	667	3,179	2,022

Income before provision for income taxes	12,803	16,473	33,670	88,117
Provision for income taxes	4,545	7,197	13,326	37,459

Net income	$8,258	$9,276	$20,344	$50,658

Net income per share:
Basic	$0.47	$0.54	$1.16	$2.95

Diluted (Note 4)	$0.38	$0.50	$0.96	$2.75

Weighted average shares outstanding:
Basic	17,656	17,269	17,479	17,182
Diluted (Note 4)	23,082	18,450	22,902	18,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

InVision Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
Cash flow from operating activities:
Net income	$20,344	$50,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,969	4,318
Deferred income taxes	3,557	1,311
Loss on disposal of fixed assets	138	456
Bad debt expense	(68)	156
Income tax benefits from employee stock transactions	6,026	1,662
Stock compensation expense	432	206
In-process research and development (Yxlon)	—	4,300
Changes in operating assets and liabilities:
Accounts receivable	4,537	90,390
Inventories	(9,477)	7,593
Other assets	574	7,835
Accounts payable	9,701	(19,055)
Accrued liabilities	8,469	(24,046)
Deferred revenues	20,785	(69,161)
Other liabilities	(157)	39

Net cash provided by operating activities	72,830	56,662

Cash flow from investing activities:
Change in restricted cash	(5,635)	—
Purchases of property and equipment	(2,097)	(2,627)
Proceeds from sales of short-term investments	62,868	—
Purchases of short-term investments	(193,815)	—
Purchase of subsidiaries, net of cash acquired	—	(45,254)
Purchase of other long-term investments	(510)	(1,500)

Net cash used in investing activities	(139,189)	(49,381)

Cash flow from financing activities:
Net proceeds from (repayments of) short-term debt	(3,104)	4,874
Proceeds from issuance of long-term debt	—	125,000
Debt issuance costs	(51)	(4,406)
Repayments of long-term debt	(359)	(212)
Repurchase of common stock	—	(12,497)
Proceeds from issuance of common stock, net	9,855	3,248

Net cash provided by financing activities	6,341	116,007
Effect of exchange rate changes on cash	(101)	(641)

Net change in cash and cash equivalents for the period	(60,119)	122,647
Cash and cash equivalents at beginning of period	182,382	159,736

Cash and cash equivalents at end of period	$122,263	$282,383

Supplemental disclosures of cash flow information:
Interest paid	$3,156	$374
Income taxes paid	$1,119	$47,054
Supplemental disclosures of noncash investing and financing activities:
Financing obligations incurred for the purchase of new equipment	$—	$668
Financing obligations incurred for insurance policy renewals	$—	$1,691

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

     Operating results for the three and nine-month periods ended September 26, 2004 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2004 or any other future period.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short-Term Investments

     Short-term investments consist primarily of U.S. government, international government, corporate and municipal notes and bonds and are classified as available-for-sale. Such short-term investments are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

     The following table summarizes the Company’s short-term investments as of September 26, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government notes and bonds	$38,422	$7	$(374)	$38,055
International government notes and bonds	4,751	—	(25)	4,726
Corporate notes and bonds	172,670	198	(1,255)	171,613
Municipal notes and bonds	6,913	—	(6)	6,907

Total	$222,756	$205	$(1,660)	$221,301

     The following table summarizes the maturities of the Company’s short-term investments at September 26, 2004 (in thousands):

	Amortized	Fair
	Cost	Value
Due between 91 - 365 days	$109,532	$109,161
Due between 1 - 2 years	82,415	81,590
Due between 2 - 3 years	30,809	30,550

Total	$222,756	$221,301

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

     Had compensation cost for options granted and shares issued in 2004 and 2003 under the Company’s stock option plans and employee stock purchase plan been determined based on the fair value at the grant and issue dates, as prescribed in SFAS 123, the Company’s net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income:
As reported	$8,258	$9,276	$20,344	$50,658
add: stock compensation as reported, net of tax effects	42	56	256	120
less: stock compensation determined using the fair value method, net of tax effects	(4,279)	(2,249)	(12,533)	(6,335)

Pro forma	$4,021	$7,083	$8,067	$44,443

Net income per share:
Basic:
As reported	$0.47	$0.54	$1.16	$2.95
Pro forma	$0.23	$0.41	$0.46	$2.59
Diluted:
As reported	$0.38	$0.50	$0.96	$2.75
Pro forma	$0.20	$0.38	$0.43	$2.41

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

     The fair value of each option grant and share granted is estimated on the date of grant using the following assumptions used for grants during the applicable period:

	2004	2003
Option Grants:
Average risk free rate of return	2.55-3.55%	2.31-3.00%
Weighted average expected option life	4.0 years	4.1 years
Volatility rate	89-92%	74-83%
Dividend yield	0%	0%

	2004	2003
Purchase Plan Shares Granted:
Average risk free rate of return	.90-.96%	1.15-1.19%
Weighted average expected life	3.0 months	3.0 months
Volatility rate	6-77%	17-30%
Dividend yield	0%	0%

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

     Information regarding the changes in the Company’s warranty liabilities was as follows for the nine months ended September 26, 2004:

			Changes in
Balance at			Accruals Related	Balance at
December 31,	Accruals for	Reduction for	to Pre-Existing	September 26,
2003	Warranties Issued	Payments Made	Warranties	2004
$14,259	$9,082	$(6,677)	$(1,748)	$14,916

     Information regarding the changes in the Company’s warranty liabilities was as follows for the nine months ended September 28, 2003:

				Changes in
Balance at			Increase Resulting	Accruals Related	Balance at
December 31,	Accruals for	Reduction for	from Yxlon Acquisition	to Pre-Existing	September 28,
2002	Warranties Issued	Payments Made	on March 31, 2003	Warranties	2003
$19,890	$16,693	$(20,001)	$925	$334	$17,841

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

     Derivative Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. The

Company utilizes foreign exchange forward options and contracts to limit its exposure to foreign currency rate fluctuation. The maturity of foreign exchange forward contracts as of September 26, 2004 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments. These foreign exchange forward options and contracts all mature within twelve months. The Company does not enter into market risk sensitive instruments for trading purposes. During the nine months ended September 26, 2004, the Company’s derivatives consisted of foreign exchange forward options and contracts. The Company had aggregate foreign exchange forward options and contracts with notional amounts of $20.1 million at September 26, 2004. The fair value of these instruments, included in the condensed consolidated balance sheet, represented a net liability of $151,000 at September 26, 2004.

     In May 2002, the Company began applying hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and designated certain foreign exchange forward options and contracts as cash flow hedges of foreign exchange risk for international sales contracts. As of September 26, 2004, the Company has recorded $1.3 million of other comprehensive loss, net of income taxes of $826,000, representing the net change in the fair value of the foreign exchange forward contracts that were designated as and qualified for hedge accounting. The amounts deferred in other comprehensive loss are reclassified to earnings upon the recognition of the hedged contract as revenue. As of September 26, 2004, the Company anticipates reclassifying the full amount included within other comprehensive loss to earnings within the next twelve months. During the nine months ended September 26, 2004, the Company also recorded $32,000 as foreign exchange transaction loss related to ineffectiveness under hedge accounting. For the nine-month period ended September 26, 2004, primarily all of the changes in the fair value of foreign exchange forward contracts not designated for hedge accounting were offset by the re-measurement of associated accounts receivable.

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

     Amortizable Intangible Assets

     Of the total purchase price, $10.2 million has been allocated to amortizable intangible assets, including maintenance contracts and renewals, contract backlog, direct customer relationships, supplier agreements and developed and core technology. The maintenance contracts and renewals represent a value assigned to the revenue stream estimated from existing maintenance contracts as of the acquisition date with an assumed renewal rate. Contract backlog represents the gross contract backlog to be recognized over the twelve-month period following the close of the acquisition. Direct customer relationships represent the sale of products and services by Yxlon’s internal sales and marketing force. Supplier agreements represent the value in material supplier agreements where Yxlon receives below market rates on inventory component purchases. The Company is amortizing the fair value of these assets on a straight-line basis over estimated useful lives ranging from twelve months to six years.

     Developed and core technology, which consists of products that have reached technological feasibility, includes Yxlon’s XRD system and NDT system products. The Company is amortizing the fair value of the developed and core technology on a straight-line basis over an estimated useful life of seven years.

     Intangible Assets With Indefinite Lives

     The estimated fair value of intangible assets with indefinite lives was $18.7 million for goodwill and $2.8 million for the Yxlon trade name. These intangible assets will not be amortized because the assets have indefinite useful lives based on many factors and considerations, including the length of time that the Yxlon name has been in use, the Yxlon brand awareness and market position and the plans for continued use of the Yxlon brand within a portion of the Company’s overall product portfolio. In the third quarter of 2004, the Company determined that it was more likely than not that some deferred income tax assets for which valuation allowances were established at the date of acquisition would be realized and, accordingly, eliminated such valuation allowances and reduced goodwill by $2.0 million.

     In-Process Research and Development

     Of the total purchase price, $4.3 million has been allocated to in-process research and development (“IPR&D”) and was expensed in the second quarter of fiscal 2003. There were two projects expected to be completed between 2004 and 2007. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is lower remaining risk relating to the development.

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

     Pro Forma Results (Unaudited)

     The unaudited pro forma financial information presented below combine the actual results of operations of the Company and the historical results of operations of Yxlon for the respective years as if the acquisition of Yxlon had occurred at the beginning of each of the years presented. Adjustments of $285,000 and $6.2 million have been made to the combined results of operations for the years ended December 31, 2003 and 2002, respectively, reflecting amortization of purchased intangibles, net of tax, timing of acquisition-related in-process research and development expense recognition, and bank settlement fees for debt as a result of acquisition, net of tax, as if the acquisition had occurred at the beginning of each of the years presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

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

3. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income	$8,258	$9,276	$20,344	$50,658
Derivatives classified as cash flow hedges (net of taxes):
Unrealized gain (loss) on cash flow hedges	30	123	—	(279)
Less: reclassification of loss on cash flow hedges	126	175	662	377
Unrealized gain (loss) on short-term investments	344	6	(833)	9
Translation adjustment	90	48	(626)	577

Comprehensive income	$8,848	$9,628	$19,547	$51,342

4. Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average shares of common stock outstanding for the period. Diluted net income per share reflects the weighted-average shares of common stock outstanding plus the potential effect of dilutive securities or contracts which are convertible to shares of common stock such as options, warrants, convertible debt and preferred stock (using the treasury stock method) and shares issuable in future periods, except in cases where the effect would be anti-dilutive. Specifically, the computations of diluted net income per share for the three-month and nine-month periods ended September 26, 2004 include the impact of the contingent conversion provision related to the Company’s 3% convertible senior notes due 2023. Diluted shares include 3,906,250 shares “as if” the notes had been converted at the beginning of each period, and diluted net income excludes $604,000 of avoided interest expense for the three months ended September 26, 2004 and $1.7 million of avoided interest expense for the nine months ended September 26, 2004, net of tax.

     The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands, except per share data):

	Three Months Ended						Nine Months Ended
	September 26, 2004			September 28, 2003			September 26, 2004			September 28, 2003
			Per			Per			Per			Per
			Share			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share	$8,258	17,656	$0.47	$9,276	17,269	$0.54	$20,344	17,479	$1.16	$50,658	17,182	$2.95
Effect of dilutive securities:
Options and warrants	—	1,520	(0.04)	—	1,181	(0.04)	—	1,517	(0.09)	—	1,233	(0.20)
Converted debt shares	604	3,906	(0.05)	—	—	—	1,694	3,906	(0.11)	—	—	—

Diluted net income per share	$8,862	23,082	$0.38	$9,276	18,450	$0.50	$22,038	22,902	$0.96	$50,658	18,415	$2.75

5. Segment Information

     The Company determines its segments based on how its Chief Executive Officer and its Chief Operating Officer assess performance and allocate resources. Through the first quarter of 2003, the Company presented segment information based on three reportable segments: EDS, Quantum and Wood. As a result of the acquisition of Yxlon, the Company now has two reportable segments: EDS and NDT. The “EDS” segment is comprised of the business unit that is engaged in the development, manufacturing, marketing and support of explosives detection systems based on advanced CT technology. The “NDT” segment is comprised of the Yxlon business unit that is engaged in the development, manufacturing, marketing and support of non-destructive testing systems for a wide range of industrial applications. Other segments, including Quantum, Wood and XRD, are aggregated to form an “All Other” category as they do not meet the threshold for a reportable segment.

     Segment financial data for the nine-month period ended September 28, 2003 has been restated to reflect the change in reportable segments. As of the second quarter of 2003, a reportable segment line item also has been changed from net income (loss) to income (loss) from operations. Financial information by segment is as follows (in thousands):

				Consolidating
	EDS	NDT	Other	Eliminations	Total
Third quarter 2004
Revenues:
Product revenues	$36,895	$16,007	$3,997	$—	$56,899
Service revenues	21,957	3,179	856	—	25,992
Contract research and development revenues	—	—	2,425	—	2,425

Total revenues	$58,852	$19,186	$7,278	$—	$85,316

Income from operations	$10,855	$1,240	$111	$—	$12,206

September 26, 2004
Total assets	$498,528	$56,307	$30,647	$(30,196)	$555,286

Third quarter 2003
Revenues:
Product revenues	$48,467	$14,955	$5,859	$—	$69,281
Service revenues	10,098	3,082	565	—	13,745
Contract research and development revenues	—	—	3,092	—	3,092
Intercompany revenues	3	—	16	(19)	—

Total revenues	$58,568	$18,037	$9,532	$(19)	$86,118

Income (loss) from operations	$16,443	$185	$(479)	$—	$16,149

December 31, 2003
Total assets	$436,914	$57,809	$18,757	$(27,412)	$486,068

Nine months 2004
Revenues:
Product revenues	$120,274	$41,603	$9,147	$—	$171,024
Service revenues	57,773	9,551	2,495	—	69,819
Contract research and development revenues	—	—	8,036	—	8,036
Intercompany revenues	144	—	—	(144)	—

Total revenues	$178,191	$51,154	$19,678	$(144)	$248,879

Income (loss) from operations	$34,343	$912	$(846)	$—	$34,409

				Consolidating
	EDS	NDT	Other	Eliminations	Total
Nine months 2003
Revenues:
Product revenues	$263,382	$24,273	$9,435	$—	$297,090
Service revenues	27,179	5,550	1,438	—	34,167
Contract research and development revenues	—	—	9,456	—	9,456
Intercompany revenues	29	—	1,302	(1,331)	—

Total revenues	$290,590	$29,823	$21,631	$(1,331)	$340,713

Income (loss) from operations	$93,411	$(716)	$(6,112)	$—	$86,583

     Substantially all of the Company’s long-lived assets are located in the United States.

6. Inventories

     The components of inventory consist of the following (in thousands):

	September 26,	December 31,
	2004	2003
Inventories:
Raw material and purchased components	$17,865	$22,821
Field service spare parts	32,718	27,805
Work-in-process	13,390	10,123
Finished goods	23,781	18,145

Total	$87,754	$78,894

7. Accrued Liabilities

     The components of accrued liabilities consist of the following (in thousands):

	September 26,	December 31,
	2004	2003
Accrued liabilities:
Warranty and other reserves	$14,916	$14,259
Accrued employee compensation	10,800	10,409
Income taxes	3,100	255
Other	12,877	10,135

Total	$41,693	$35,058

8. Litigation

     InVision and its subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11 Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which InVision and Quantum Magnetics have been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. InVision believes that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in the plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by the plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. Notices of dismissals or dismissal orders have been received in all of the individual complaints. In September 2004, new complaints alleging personal injury and property damages were filed in the In re: September 11 Litigation. None of these complaints name InVision and Quantum Magnetics as defendants. As a result of the filing of these new complaints, the new deadline for the named defendants to assert cross-claims and third party claims is March 31, 2005.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of InVision’s directors as well as InVision. The complaints allege that, in pursuing the transaction with General Electric Company (“GE”) and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that the plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents, and, therefore, the court lacks jurisdiction over them. On May 25, 2004, in response to the demurrer, the plaintiffs filed a consolidated amended class action complaint asserting similar causes of action, thereby rendering the demurrer moot. The plaintiffs served initial written discovery requests and following the May 26, 2004 Initial Complex Case Management Conference, the plaintiffs were permitted limited expedited discovery for the purpose of a bringing a motion for a preliminary injunction. On June 17, 2004, prior to the filing of any motion for a preliminary injunction, the parties entered into a memorandum of understanding to settle the consolidated class action suit. Under the terms of the memorandum, InVision and the plaintiffs to the consolidated action have agreed, subject to approval by the court, to enter into a settlement with respect to all claims raised by the plaintiffs to the consolidated action. The terms of the settlement contemplated by the memorandum required that additional disclosures be made concerning the merger. Those disclosures were made available in the June 18, 2004 joint press release issued by GE Infrastructure and InVision. The parties also agreed that the plaintiffs may seek attorneys’ fees and costs in the amount of $450,000 that InVision will pay, if the attorney’s fees and costs are granted by the court. There will be no other settlement payment by InVision, GE or any of the members of InVision’s board of directors, who were also named as defendants in the lawsuits. On September 16, 2004, the Court permitted plaintiffs to file a second amended complaint. The second amended complaint added a purported derivative claim against the individual defendants and alleged that they had permitted, or failed to prevent, the activities that gave rise to the internal investigation into possible offers of improper payments by InVision’s distributors in connection with foreign sales activities. By agreement of the parties and order of the Court, no responsive pleading is due pending the Court’s consideration of the proposed settlement. If the court approves the settlement contemplated in the memorandum, the lawsuits, as amended, will be dismissed. However, there can be no assurance that the court will approve the proposed settlement or that any ultimate settlement will be under terms substantially similar to those contemplated by the memorandum.

     On July 30, 2004, the Company announced that it had met with the Department of Justice and the Securities and Exchange Commission concerning its voluntary disclosure of an internal investigation of possible offers of improper payments by its distributors in connection with foreign sales activities. The Company is continuing to cooperate fully with any investigation of these matters by the Department of Justice and/or the Securities and Exchange Commission.

     On August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit in the United States District Court for the Northern District of California, captioned Engelken, Individually and On Behalf of All Others Similarly Situated, v. InVision Technologies, Inc., et al. The complaint names as defendants Giovanni Lanzara, the Chairman of InVision’s Board of Directors, Sergio Magistri, InVision’s Chief Executive Officer and a director, and Ross Mulholland, Senior Vice President and Chief Financial Officer of InVision, as well as InVision. The complaint alleges that InVision and the individual defendants failed to disclose that our foreign distributors had made improper payments in connection with foreign sales activities, that InVision had improperly accounted for such payments, that InVision’s improper accounting for such payments allowed it to enter into a definitive merger agreement with GE, that InVision and the individual defendants made related misrepresentations, and that these alleged nondisclosures and misrepresentations violated Section 10(b) of the Exchange Act and Rule 10b-5. A substantially identical lawsuit was filed on August 9, 2004. On October 13, 2004, the Court granted a motion by The Glazer Funds to consolidate the actions and to be appointed lead plaintiff. On October 29, 2004 the parties submitted a proposed scheduling order to the Court that contemplates the filing of a consolidated amended complaint on or before December 9, 2004, and a hearing on any motions to dismiss on March 29, 2005. The disposition of the proposed scheduling order is uncertain.

     The Company also is involved in legal proceedings, claims and litigation arising in the ordinary course of business.

     While the outcome of the matters arising in the ordinary course of business is currently not determinable, the Company does not believe that the ultimate resolution of those matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. With respect to the other matters, the outcome is currently not determinable, and the Company is unable at this time to predict the financial impact of these matters on its consolidated financial condition, results of operations or cash flows.

9. Subsequent Event

     On November 1, 2004, the Company announced that it and GE have entered into a waiver letter under which, subject to specified conditions and undertakings, among other things:

•	the Company and GE waived until December 27, 2004 the rights that either party may have to terminate the Agreement and Plan of Merger dated as of March 15, 2004 among the Company, GE and Jet Acquisition Sub, Inc. because the merger was not completed by October 31, 2004;

•	GE and Jet Acquisition Sub waived various closing conditions with respect to the matters disclosed to the Department of Justice;

•	the Company and GE agreed that, unless otherwise agreed to by it and GE, the acquisition of the Company by GE would not be completed until there has been a resolution (including through an acceptable settlement) with the Department of Justice of the matters disclosed to the Department of Justice, and the Company agreed not to enter into such a resolution without the consent of GE, which consent would not be unreasonably withheld or delayed; and

•	the Company agreed to use its reasonable best efforts to reach a resolution with the Department of Justice, and GE agreed to cooperate with the Company in this regard.

     The foregoing description of the waiver letter is qualified in its entirety by reference to the full text of the waiver letter, which was filed on November 1, 2004 as an exhibit to an InVision Current Report on Form 8-K.

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

Overview

     We are the leading provider of Transportation Security Administration, or TSA certified explosives detection systems, or EDS, used at airports for screening checked passenger baggage.

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, and its wholly owned subsidiary Jet acquisition Sub, Inc. under which GE would acquire us through the merger of a wholly owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. On June 25, 2004, our stockholders voted to adopt the merger agreement with GE. Completion of the merger remains subject to the closing conditions in the merger agreement, as discussed below. On September 15, 2004, we announced that the U.S. Federal Trade Commission accepted a consent agreement and granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Acts of 1976. The consent agreement provides that the merged company will dispose of the non-destructive testing, or NDT, segment of our business. However, the consent agreement does not require completion of the disposition of the NDT business prior to completion of the acquisition. The merger agreement contains covenants that restrict our operations unless we obtain GE’s written consent. While GE has agreed to not withhold or delay its consent unreasonably, these operational covenants limit our flexibility during the term of the merger agreement. The merger agreement provides that if the merger was not completed by October 31, 2004, either InVision or GE could, under specified circumstances, terminate the merger agreement.

     On July 30, 2004, we announced that we met with the Department of Justice and the Securities and Exchange Commission to voluntarily disclose an internal investigation concerning certain activities that could constitute possible violations of the Foreign Corrupt Practices Act, or the FCPA, and that we intended to cooperate fully with any governmental investigation of these activities. At that time, we also announced that the internal investigation and any related investigation by the Department of Justice and/or the Securities and Exchange Commission may not be completed by October 31, 2004.

     On November 1, 2004, we announced that we and GE have entered into a waiver letter under which, subject to specified conditions and undertakings, among other things:

•	we and GE waived until December 27, 2004 the rights that either party may have to terminate the merger agreement because the merger was not completed by October 31, 2004;

•	GE and Jet Acquisition Sub waived various closing conditions with respect to the matters disclosed to the Department of Justice;

•	the Company and GE agreed that, unless otherwise agreed to by it and GE, the acquisition of the Company by GE would not be completed until there has been a resolution (including through an acceptable settlement) with the Department of Justice of the matters disclosed to the Department of Justice, and the Company agreed not to enter into such a resolution without the consent of GE, which consent would not be unreasonably withheld or delayed; and

•	the Company agreed to use its reasonable best efforts to reach a resolution with the Department of Justice, and GE agreed to cooperate with the Company in this regard.

     The foregoing descriptions of provisions of the merger agreement and the waiver letter are qualified in their entirety by reference to the full text of the merger agreement and the waiver letter. The Agreement and Plan of Merger is attached as Exhibit 2.2 to our annual report on Form 10-K for the year ended December 31, 2003, and the waiver letter is attached as Exhibit 99.1 to our current report on Form 8-K filed on November 1, 2004.

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

     We market our products and services directly through internal sales personnel and indirectly through authorized agents, distributors and system integrators. In the United States, we market our products and services primarily through direct sales personnel. Internationally, we use a direct sales force and authorized representatives to sell our products. International sales represented 38.2% of total revenues in the first nine months of 2004 and 26.1% of total revenues in the first nine months of 2003.

     EDS. In any given fiscal quarter or year, our EDS product revenues are derived from orders of multiple units of our products from a limited number of customers. For example, in the third quarter of 2004 three customers accounted for all of our EDS products sold during the quarter, in the first nine months of 2004 ten customers accounted for all of our EDS products sold during the period, and for the fiscal year 2003 eighteen customers accounted for all of our EDS products sold during the year. The number of our customers does not vary widely from period to period. Therefore, a cancellation or delay of an order from a customer could have a significant negative impact on our operations in a given period. Including revenues from the Boeing and Siemens subcontracts to provide maintenance service for TSA-owned EDS units, EDS sales to the TSA accounted for 71.0% of our EDS revenues in the nine months ended September 26, 2004 and 77.9% of our EDS revenues in the year ended December 31, 2003. For the first nine months of 2004, we generated $126.4 million from EDS sales to our largest customer, the TSA, representing 50.8% of total revenues. For the first nine months of 2003, we generated $232.2 million from EDS sales to the TSA, representing 68.2% of total revenues. The Canadian Air Transport Security Authority accounted for approximately 11.2% of total EDS revenues in the first nine months of 2004. There were no other EDS customers who accounted for more than 10% of total revenues in the first nine months of 2004 or the year ended December 31, 2003.

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

	Three Months Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
Revenues:
Product revenues	66.7%	80.4%	68.7%	87.2%
Service revenues	30.5	16.0	28.1	10.0
Contract research and development revenues	2.8	3.6	3.2	2.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product costs	39.6	49.1	41.6	50.3
Service costs	19.3	9.7	17.5	6.0
Contract research and development costs	2.1	2.1	2.5	1.7

Total cost of revenues	61.0	60.9	61.6	58.0

Gross margin	39.0	39.1	38.4	42.0

Operating expenses:
Research and development	7.7	6.1	8.0	5.9
Selling, general and administrative	17.0	14.3	16.6	9.3
In-process research and development (Yxlon)	—	—	—	1.2

Total operating expenses	24.7	20.4	24.6	16.5

Income from operations	14.3	18.7	13.8	25.5
Interest expense	(1.6)	(0.4)	(1.6)	(0.1)
Interest and other income, net	2.3	0.8	1.3	0.6

Income before provision for income taxes	15.0	19.1	13.5	26.0
Provision for income taxes	5.3	8.4	5.3	11.0

Net income	9.7%	10.7%	8.2%	15.0%

     On March 31, 2003, the first day of our second quarter of 2003, we acquired Yxlon. Accordingly, Yxlon’s results have been included in our results since the acquisition date, and the operating results for the NDT segment also have been included only beginning with the second quarter of 2003.

Revenues

     EDS product revenues were $36.9 million in the third quarter of 2004, a decrease of 23.9% from $48.5 million in the third quarter of 2003. EDS product revenues were $120.3 million in the first nine months of 2004, a decrease of 54.3% from $263.4 million in the first nine months of 2003. The revenue decrease in the third quarter and the first nine months of 2004 is primarily due to decreased EDS shipments to the TSA relative to the same periods in 2003. The first nine months of 2003 revenues reflected the large continued deployment of EDS units that had begun in 2002 after the increased focus on aviation security due to the terrorist attacks of September 11, 2001. During the first nine months of 2004, we recognized approximately $4.4 million of revenue from one customer who accepted and took title to the EDS equipment and agreed to standard payment terms, but requested that we store the equipment until predetermined shipment dates. At September 26, 2004, we were storing all $4.4 million of such equipment.

     EDS service revenues were $22.0 million for the third quarter of 2004, an increase of 117.4% from $10.1 million in the third quarter of 2003. EDS service revenues were $57.8 million for the first nine months of 2004, an increase of 112.6% from $27.2 million in the first nine months of 2003. The revenue increase for the third quarter and the first nine months of 2004 is primarily due to an increased number of units coming off of warranty and into contractual service agreements. We anticipate that service revenues will continue to rise in the near future compared to 2003 as this trend continues. As of September 26, 2004, we had in backlog EDS equipment orders and service agreements of $119.5 million, primarily consisting of orders for EDS equipment.

     NDT product revenues were $16.0 million in the third quarter of 2004, an increase of 7.0% from $15.0 million in the third quarter of 2003. NDT product revenues for the first nine months of 2004 were $41.6 million. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable nine-month amount for 2003. The revenue increase for the third quarter of 2004 compared to the third quarter of 2003 is due mainly to an increase in orders for standard industrial and custom NDT systems received late in 2003 and in the first nine months of 2004. We expect that NDT revenues for the remainder of 2004 will continue to be greater than revenues for comparable periods in 2003.

     NDT service revenues were $3.2 million in the third quarter of 2004, an increase of 3.1% from $3.1 million in the third quarter of 2003. NDT service revenues for the first nine months of 2004 were $9.6 million. The increase in service revenues for the third quarter of 2004 compared to the third quarter of 2003 is due mainly to customers upgrading components of standard industrial and custom NDT systems, as well as an increase in the number of service contracts. As of September 26, 2004, we had in backlog NDT equipment orders and service agreements of $28.7 million, primarily consisting of orders for standard industrial and custom NDT systems.

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

     Gross profit for EDS products was $16.1 million in the third quarter of 2004, a decrease of 24.0% from $21.2 million in the third quarter of 2003. Gross margin percentages for EDS products were 43.8% in the third quarter of 2004 and 2003. Gross profit for EDS products was $53.3 million in the first nine months of 2004, a decrease of 54.3% from $116.7 million in the first nine months of 2003. Gross margin percentages for EDS products were 44.3% in the first nine months of 2004 and 2003. The decrease in gross profit for the third quarter and first nine months of 2004 is primarily due to decreased revenues. Gross margin percentages remain the same because of continued efforts to reduce manufacturing costs, including the bill of material per system, offset by some decreases in pricing.

     Gross profit for EDS services was $8.6 million in the third quarter of 2004, an increase of 107.1% from $4.2 million in the third quarter of 2003. Gross margin percentages for EDS services were 39.3% in the third quarter of 2004 and 41.3% in the third quarter of 2003. Gross profit for EDS services were $22.9 million in the first nine months of 2004, an increase of 106.9% from $11.1 million in the first nine months of 2003. Gross margin percentages for EDS services were 39.7% in the first nine months of 2004 and 40.8% in the first nine months of 2003. The increase in gross profit for EDS services in the third quarter and the first nine months of 2004 is primarily due to increased EDS service revenues from the growing installed base of domestic systems and service agreements from international customers.

     Cost of NDT product revenues primarily consists of purchased materials procured for use in the assembly of our products, as well as manufacturing labor and overhead, installation, training and warranty. Cost of NDT service revenues primarily consists of direct labor and materials and customer support overhead. Gross profit for NDT products was $5.7 million in the third quarter of 2004, an increase of 37.4% from $4.2 million in the third quarter of 2003. Gross margin percentages for NDT products were 35.7% in the third quarter of 2004 and 27.8% in the third quarter of 2003. Gross margin for the first nine months of 2004 was $11.5 million with a gross margin percentage for product of 27.5%. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable nine-month amount for 2003. The increase in gross profit for the third quarter of 2004 compared to the third quarter of 2003 is primarily due to an increase in revenues. The increase in gross profit was also due in part to a reduction in product material costs resulting from cost reduction programs, and also to the sale of a used system with a low inventory value. We believe the parts cost reduction programs that we have developed will continue to improve gross margins in the future, although such anticipated improvements may be reduced due to exchange rate fluctuations.

     Gross profit for NDT services was $515,000 in the third quarter of 2004, a decrease of 57.9% from $1.2 million in the third quarter of 2003. Gross margin percentages for NDT services were 16.2% in the third quarter of 2004 and 39.7% in the third quarter of 2003. Gross profit for the first nine months of 2004 was $2.3 million with a gross margin percentage of 23.6%. The decrease in gross margin percentage for the third quarter of 2004 compared to the third quarter of 2003 is primarily due to an increase in service costs associated with an expansion of service capability in the United States. We do not anticipate meaningful changes in gross profit for NDT services in 2004.

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

     Net research and development expenses for EDS were $5.3 million in the third quarter of 2004, an increase of 89.5% from $2.8 million in the third quarter of 2003. Net research and development expenses for EDS as a percentage of EDS revenues were 9.1% in the third quarter of 2004 and 4.8% in the third quarter of 2003. Net research and development expenses for EDS were $16.4 million in the first nine months of 2004, an increase of 11.6% from $14.7 million in the first nine months of 2003. The net numbers reflect reimbursements by the TSA and other government agencies of $563,000 for the third quarter of 2004 and $1.8 million for the first nine months of 2003. The net numbers for the third quarter of 2003 reflect reimbursements by the TSA and other government agencies of $2.0 million. There were no such reimbursements in the prior quarters in 2003. Net research and development for the first nine months showed an increase as a result of intercompany funding from the EDS business segment to other subsidiaries for aviation and homeland security projects. The increase of net research and development expenses for EDS as a percentage of revenues was primarily due to decreased revenues during the first nine months of 2004.

     Research and development expenses for NDT were $891,000 in the third quarter of 2004, an increase of 16.2% from $767,000 in the third quarter of 2003. Research and development expenses for NDT as a percentage of NDT revenues were 4.6% in the third quarter of 2004 and 4.3% in the third quarter of 2003. Research and development expenses for NDT were $2.6 million and 5.0% of revenue for the first nine months of 2004. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable nine-month amount for 2003. The increase in research and development expenses for the third quarter of 2004 compared to the third quarter of 2003 was mainly due to efforts related to new designs for standard industrial and custom NDT systems. In order to strengthen our role as a leading supplier of X-ray solutions for NDT applications, we have increased the research and development expenses for NDT in 2004.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of compensation paid to direct and indirect sales and marketing personnel, administrative personnel, including directors, consultant fees, professional service fees, insurance costs, travel, selling and distribution costs, and other general expenses.

     Selling, general and administrative expenses for EDS were $8.6 million in the third quarter of 2004, an increase of 39.4% from $6.1 million in the third quarter of 2003. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 14.6% in the third quarter of 2004 and 10.5% in the third quarter of 2003. Selling, general and administrative expenses for EDS were $25.5 million in the first nine months of 2004, an increase of 29.6% from $19.7 million in the first nine months of 2003. Selling, general and administrative expenses for EDS as a percentage of EDS revenues were 14.3% in the first nine months of 2004 and 6.8% in the first nine months of 2003. The increase in selling, general and administrative expenses for EDS in absolute dollars for the third quarter was mainly due to expenses incurred in conducting an internal investigation of possible violations of the FCPA, along with expenses associated with the pending acquisition of InVision by GE, and consulting expenses associated with the documentation of our internal controls in preparation for the assessment of such controls under Section 404 of the Sarbanes-Oxley Act. The increase in selling, general and administrative expenses for EDS in absolute dollars year-to-date was mainly due to expenses associated with the pending acquisition of InVision by GE, together with expenses associated with conducting an internal investigation of possible violations of the FCPA, consulting expenses associated with the documentation of our internal controls in preparation for the assessment of such controls under Section 404 of the Sarbanes-Oxley Act, and compensation-related expenses and professional fees, which were partially offset by decreases in commission-related expenses. The increase in selling, general and administrative expenses as a percentage of revenue is a result of increased expenses and decreased revenues.

     Selling, general and administrative expenses for NDT were $4.1 million in the third quarter of 2004, a decrease of 7.5% from $4.4 million in the third quarter of 2003. Selling, general and administrative expenses as a percentage of NDT revenues were 21.3% in the third quarter of 2004 and 24.5% in the third quarter of 2003. Selling, general and administrative expenses for NDT were $10.2 million for the first nine months of 2004. Selling, general and administrative expenses for NDT as a percentage of NDT revenues were 20.0% for the first nine months of 2004. Because we acquired the NDT business at the beginning of the second quarter of 2003, there is no comparable nine-month amount for 2003. Selling, general and administrative expenses in the third quarter of 2004 were approximately the same as the third quarter of 2003. The decrease in selling, general and administrative expenses as a percentage of revenue is a result of increased revenues.

Interest Expense

     Interest expense was $1.3 million in the third quarter of 2004 and $343,000 in the third quarter of 2003. Interest expense was $3.9 million in the first nine months of 2004 and $488,000 in the first nine months of 2003. The increase in interest expense compared to the third quarter and the first nine months of 2003 was primarily due to approximately $938,000 and $2.8 million, respectively, of interest on $125.0 million of convertible senior notes issued in September 2003, along with fees associated with our working capital lines of credit, equipment leases, capital leases, financing for insurance premiums, amortization of debt issuance costs and interest expense associated with long-term debt.

Interest and Other Income, Net

     Interest and other income, net was $1.9 million in the third quarter of 2004 and $667,000 in the third quarter of 2003. The amount for the third quarter of 2004 consisted primarily of interest income on cash, cash equivalents and short-term investments of $1.9 million. The amount for the third quarter of 2003 consisted primarily of interest income on cash, cash equivalents of $425,000, and other income, net of $242,000.

     Interest and other income, net, was $3.2 million in the first nine months of 2004 and $2.0 million in the first nine months of 2003. The amount for the first nine months of 2004 consisted primarily of interest income on cash, cash equivalents and short-term investments of $4.1 million. Interest income was offset by other expenses of approximately $1.0 million, due primarily to a $600,000 charge arising from ineffectiveness of a foreign exchange forward contract and an anticipated settlement. The amount for the first nine months of 2003 consisted primarily of interest income on cash, cash equivalents and short-term investments of $1.3 million, and other income, net of $759,000 including a net $336,000 foreign exchange gain.

Provision for Income Taxes

     The provision for income taxes was $4.5 million in the third quarter of 2004 and $7.2 million in the third quarter of 2003. Our effective tax rate was 35.5% in the third quarter of 2004 and 43.7% in the third quarter of 2003. The provision for income taxes was $13.3 million in the first nine months of 2004 and $37.5 million in the first nine months of 2003. Our effective tax rate was 39.6% in the first nine months of 2004 and 42.5% in the first nine months of 2003. The decrease in the effective tax rate in the third quarter of 2004 is due primarily to favorable adjustments related to filing our 2003 income tax return in the third quarter of 2004. The decrease in the effective rate for the first nine months of 2004 relative to the comparable period in the prior year is due mainly to a $4.3 million expense in 2003 for in-process research and development associated with the acquisition of Yxlon’s X-ray diffraction business, which was not tax deductible, and also to the third quarter 2004 adjustments described above. Offsetting this decrease is additional tax expense in the third quarter of 2004 related to certain non-deductible costs arising from the anticipated acquisition of InVision by GE. Our effective tax rate was different than statutory tax rates primarily due to the adjustments described above, along with certain other permanent differences between book and taxable income. At December 31, 2003, we had federal, state and foreign net operating loss carryforwards of approximately $1.2 million, $321,000 and $15.8 million available to reduce future federal, state and foreign taxable income, respectively. Our federal net operating loss carryforwards begin to expire in 2010 and our state net operating loss carryforwards expire in 2011. The foreign net operating loss carryforwards may be carried over indefinitely and will not expire. The tax benefit of the net operating loss carryforwards may be limited due to the impact of the Tax Reform Act of 1986. Events which may cause the tax benefit to be limited include, but are not limited to, a cumulative stock ownership change of more than 50% over a three-year period and the timing of utilization of various tax benefits carried forward.

Liquidity and Capital Resources

     At September 26, 2004, we had $349.2 million in cash, cash equivalents, restricted cash and short-term investments, compared to $276.9 million at December 31, 2003.

     Net cash provided by operating activities was $72.8 million in the first nine months of 2004 compared to $56.7 million in the first nine months of 2003. Cash provided by operating activities in the first nine months of 2004 primarily resulted from net income of $20.3 million, enhanced by the non-cash effects of $8.0 million of depreciation and amortization expenses, $6.0 million in tax benefits from employee stock transactions and $3.6 million in deferred tax. In addition, there was a decrease of $4.5 million in accounts receivable, $18.2 million increase in accounts payable and accrued liabilities and a $20.8 million increase in deferred revenue. Partially offsetting these increases to net cash provided by operating activities was a $9.5 million increase in inventory.

     Cash provided by operating activities in the first nine months of 2003 of $56.7 million primarily resulted from significant accounts receivable collections from the TSA resulting in a $90.4 million decrease in accounts receivable. Other significant items include net income of $50.7 million, enhanced by the non-cash effects of $4.3 million of depreciation and amortization, and the $4.3 million in-process research and development expense related to the Yxlon acquisition. Partially offsetting these increases to net cash provided by operating activities was a $69.1 million decrease in deferred revenue, primarily due to the shipment of units to the TSA for which deposits had been received in prior periods for long-lead shipments. A $43.1 million decrease in accounts payable and accrued liabilities also contributed to decreasing net cash provided by operating activities.

     Net cash used in investing activities was $139.2 million in the first nine months of 2004, compared to $49.4 million in the first nine months of 2003. Net cash used in investing activities in the first nine months of 2004 resulted primarily from the purchase of short-term investments of $193.8 million offset by $62.9 million in proceeds from short-term investments. In addition, other net cash uses were $2.1 million in acquisition of capital equipment. Net cash used in investing activities in the first nine months of 2003 resulted primarily from payments of $41.8 million, net of cash acquired, in connection with the Yxlon acquisition. In addition, other net cash uses were $2.6 million in acquisition of capital equipment, a $1.5 million payment for an equity investment and product distribution rights in SafeView, Inc., a company developing an advanced personnel screening system, and $3.4 million for the Hapeg acquisition.

     Net cash provided by financing activities was $6.3 million in the first nine months of 2004, compared to $116.0 million in the first nine months of 2003. Net cash provided by financing activities in the first nine months of 2004 primarily resulted from $9.9 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options. This was partially offset primarily by the repayment by Yxlon of short-term debt of $3.1 million. Net cash provided by financing activities in the first nine months of 2003 primarily resulted from the issuance of $125.0 million of convertible senior debt, offset by related debt issuance costs of $4.4 million and a stock repurchase of $12.5 million. In addition, there was $4.9 million in net proceeds from increased short-term borrowings and $3.2 million in net proceeds from the sale of common stock under our employee stock purchase plan and exercises of stock options.

     As of September 26, 2004, we had a line of credit agreement for our U.S. operations that provides for maximum borrowings in an amount up to $30.0 million. Borrowings under this agreement bear interest at the bank’s prime rate minus 0.5% (4.25% at September 26, 2004). The agreement expires in January 2005 and requires that the EDS segment maintain certain levels of tangible net worth. We may use proceeds of loans under this line of credit for general corporate purposes. At September 26, 2004, we had no borrowings outstanding under this agreement. However, at September 26, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a partial reserve of $16.2 million is secured by the line of credit, and foreign exchange forward contracts for which a 10% reserve of $1.5 million is secured by the line of credit. We had remaining available borrowing capacity under the line of credit of $12.3 million at September 26, 2004.

     As September 26, 2004, we had letters of credit totaling $16.2 million as guarantees primarily to customers for performance and delivery commitments, and to foreign creditors of Yxlon. In addition, we have one guarantee to an insurance carrier for premium payment commitments. The guarantees range from one month to eight years from September 26, 2004 until expiration.

     As of September 26, 2004, we had two primary sources of financing from German banks for Yxlon. The first agreement is a line of credit that provides for maximum borrowings in an amount up to €6.6 million or $8.1 million at September 26, 2004. The second agreement is also a line of credit that provides for maximum borrowings in an amount up to €5.2 million, or $6.4 million, at September 26, 2004. There is currently no expiration date on either of these agreements. Borrowings under these agreements bear interest at a rate of 5.75%. At September 26, 2004, we had debt balances of $1.8 million outstanding under these agreements. In addition, at September 26, 2004, we had outstanding guarantees to customers through the issuance of letters of credit for which a reserve of $8.9 million is secured by the line of credit. Therefore, we had remaining available borrowing capacity under the line of credit of approximately €3.1 million, or $3.8 million, at September 26, 2004.

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

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations as of September 26, 2004 (in thousands):

	Payments Due by Period
		Less than	1-3
Contractual Obligations	Total	1 year	years	Thereafter
Long-term debt	$125,000	$—	$—	$125,000
Operating leases	23,262	4,983	7,960	10,319
Short-term debt	1,807	1,807	—	—
Other long-term liabilities	1,241	—	—	1,241
Capital lease obligations	403	271	132	—

Total contractual cash obligations	$151,713	$7,061	$8,092	$136,560

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

     On July 30, 2004, we announced that we met with the Department of Justice and the Securities and Exchange Commission to voluntarily disclose an internal investigation concerning activities that could constitute possible violations of the Foreign Corrupt Practices Act, or the FCPA, and that we intended to cooperate fully with any governmental investigation of these activities. On November 1, 2004, we announced that we and GE had signed a waiver letter under which, among other things, subject to specified conditions and undertakings, the date after which either we or GE may have a right to terminate the merger agreement has been extended from October 31, 2004 to December 27, 2004.

     The Department of Justice and the Securities and Exchange Commission may require substantial investigation or other information before they are willing to settle or resolve the matters related to the internal investigation. They are not obligated to complete their investigations, if any, or settle or resolve matters such as this on an expedited basis. The internal investigation and any related investigation by the Department of Justice and/or the Securities and Exchange Commission may not be completed by the time specified in the waiver letter. If the acquisition is not completed by the time specified in the waiver letter, either we or GE may be entitled to terminate the merger agreement.

     The foregoing descriptions of provisions of the waiver letter are qualified in their entirety by reference to the full text of the letter agreement. The waiver letter is attached as Exhibit 99.1 to our current report on Form 8-K filed on November 1, 2004.

As a result of any investigation by the Department of Justice and/or the Securities and Exchange Commission into whether there were possible offers of improper payments in connection with foreign sales activities and related issues in violation of the FCPA or other applicable law, the Department of Justice and/or the Securities and Exchange Commission could seek criminal or civil sanctions against us and/or some of our employees, and we may be subject to private lawsuits.

     If as a result of any investigation by the Department of Justice and/or the Securities and Exchange Commission, the government determines that unlawful payments were offered or made, the government could take action against us and/or some of our employees. These actions could include criminal and civil fines, penalties, criminal sanctions and limitations on our ability to export products or enter into future U.S. government contracts, or the cancellation of existing contracts.

     Conduct that violates the anti-bribery provisions of the FCPA may also give rise to a private lawsuit under applicable foreign, federal or state laws, including securities laws. For example, on August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit alleging nondisclosures and misrepresentations by us and the individual defendants related to the subject of the internal investigation in violation of Section 10(b) of the Exchange Act and Rule 10b-5. In addition, selling, general and administrative expenses for the third quarter of 2004 increased in part due to expenses incurred in conducting our internal investigations, and we believe that our results of operations for the fourth quarter of 2004 may be adversely affected by costs related to our internal investigations, any related governmental investigations, defense of private lawsuits and merger-related activities.

Risks Related to the Proposed Acquisition of InVision by GE

If the proposed merger with GE is not completed, our business and stock price may be adversely affected.

     On March 15, 2004, we entered into an Agreement and Plan of Merger with General Electric Company, or GE, under which GE would acquire us through the merger of a wholly-owned subsidiary of GE with and into InVision, and each outstanding share of our common stock would be converted into the right to receive $50.00 in cash. The merger is subject to customary closing conditions. In addition, there are other closing conditions that may be triggered by any governmental investigation resulting from our voluntary disclosure to the Department of Justice and the Securities and Exchange Commission of our internal investigation of possible offers of improper payments by our distributors in connection with foreign sales activities. Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

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

     Prior to the closing of the proposed merger or the termination of the merger agreement, the proposed merger creates uncertainty about InVision’s future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

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

Risks Related to Our Business

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Further, our efforts at compliance with Section 404 are occurring while we have pending the acquisition of InVision by General Electric and the disposition of our NDT business as required to comply with anti-trust regulatory requirements. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

A number of factors that affect our revenues make our future results difficult to predict, and therefore we may not meet expectations for a particular period.

     We believe that our revenues have the potential to vary significantly from time to time. For example, our total revenues were $248.9 million for the first nine months of 2004, $340.7 million for the first nine months of 2003 and $218.7 million for the first nine months of 2002, and were $416.5 million for fiscal 2003, $439.1 million for 2002 and $74.3 million for 2001. We believe that these variations may result from many factors, including:

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

We are anticipating decreased EDS revenues in 2004 and increased difficulty in predicting future gross margins, which may cause our stock price to decline.

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

     Government contracts typically contain termination provisions unfavorable to us and are subject to audit and modification by the government at its sole discretion, which subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations, including the FCPA;

•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products; and

•	change certain terms and conditions in our contracts.

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

     Under our three-year agreement with the TSA announced on August 12, 2003, the TSA has the right to purchase system options and accessories, engineering and installation support and 550 CTX units, principally our CTX 9000 DSi systems, over the three-year term. While the TSA has placed delivery orders totaling $162.8 million under the agreement, the TSA has no obligation to place additional delivery orders or purchase additional engineering and installation support under the agreement. We cannot assure you that the TSA will make any additional delivery orders under the agreement or will not cancel its existing orders. The agreement is subject to all of the limitations and restrictions that apply to U.S. government contracts, including those described above.

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

Our future EDS products may fail to obtain certification by the TSA, and even if the products are certified they may fail in the marketplace.

     We plan to continue to develop new models for our family of EDS products. However, we cannot be certain that any new EDS product will be certified by the TSA. The failure to gain certification for an EDS product would harm our ability to sell the product and recognize associated revenues. Even if we gain certification for new EDS products, we may not achieve success with these products in the market for EDS technologies.

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

     Future sales will depend, in part, on installing our EDS products into airport lobbies or integrating them into existing baggage handling systems. If an airport is not configured for these systems, deployment of our EDS products may require changes in the airport infrastructure, such as reinforced airport lobby floors and baggage platforms. If our EDS products cannot easily be installed in airport lobbies or integrated into existing baggage handling systems, we may experience reduced sales of our EDS products or these sales may be delayed. In addition, installations and integrations are currently partially funded by the TSA in the United States. Legislation established a “letter of intent” program under which an airport can present a request to the TSA for reimbursement of a certain percentage (currently 75% under the Department of Homeland Security Appropriations Act of 2005) of costs incurred by the airport in improving baggage handling systems to increase security. There can be no assurance that the government will continue to fund installations, integrations and reimbursements at the current level or at all. If there is a reduction in funding, we may experience reduced sales of our EDS products or these sales may be delayed.

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

     For example, InVision and our subsidiary, Quantum Magnetics, were named as defendants in a number of lawsuits relating to the terrorist acts of September 11, 2001, even though InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. Amended Master Complaints controlling over the individual complaints filed by plaintiffs in the In re: September 11 Litigation have effectively dismissed these claims against InVision and Quantum Magnetics. However, In September 2004, new complaints alleging personal injury and property damages were filed in the In re: September 11 Litigation. None of these complaints name InVision and Quantum Magnetics as defendants. As a result of the filing of these new complaints, the new deadline for the named defendants to assert cross-claims and third party claims is March 31, 2005.

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

     In any given fiscal quarter or year, our revenues are derived from orders of multiple units of our EDS products from a limited number of customers. Through September 26, 2004, substantially all of our orders in the United States have been funded by the FAA and the TSA, which allocate our products to airports in the United States. EDS product and service sales to the TSA accounted for 50.8% of our total revenues in the nine months ended September 26, 2004 and 68.2% of our total revenues in the nine months ended September 28, 2003. In the nine months ended September 26, 2004, 10 customers accounted for all of our EDS units sold during the period, and in the nine months ended September 28, 2003, 15 customers accounted for all of our EDS products sold during the period. The failure of these customers, particularly the U.S. government, to continue to purchase our EDS products or the cancellation of existing orders would harm our business.

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

     Quantum Magnetics’ contract research and development backlog includes funded and unfunded awards from government agencies for which services have not yet been performed. At September 26, 2004, Quantum Magnetics’ contract research and development backlog was $13.0 million, $4.6 million of which was funded.

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

     Sales to countries other than the United States accounted for 38.2% of our total revenues in the nine months ended September 26, 2004 and 26.1% of total revenues in the nine months ended September 28, 2003. It is part of our growth strategy to increase our international operations. A number of factors related to our international sales and operations could adversely affect our business, including:

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

     The EDS industry is intensely competitive and we may not compete successfully. As a result of increased demand for security systems, additional companies may enter the EDS industry. Some of our competitors, including potential new entrants into the EDS industry, have financial, technical, production and other resources substantially greater than ours. We believe that some of our competitors have EDS products undergoing TSA certification. Our failure to compete successfully could result in lost sales and could hamper our financial results.

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

     The U.S. government currently plays an important role in funding the development of EDS technology and sponsoring its deployment in U.S. airports. We performed reimbursable research and development for EDS products pursuant to FAA and TSA grants and contracts totaling $1.8 million in the nine months ended September 26, 2004, $3.1 million for the year ended December 31, 2003, and $886,000 for the year ended December 31, 2002. This is a significant reduction from the $8.3 million for reimbursable research and development for EDS products from FAA grants and contracts in the year ended December 31, 2001. We are also aware that other competitors and potential competitors in the EDS market have received FAA and TSA development grants. The U.S. government also currently funds almost all of the development of Quantum Magnetics products, including QR and passive magnetic sensing. We had contract research and development revenues from the U.S. government for the development of Quantum Magnetics products of $8.1 million for the nine months ended September 26, 2004, $13.1 million for the year ended December 31, 2003 and of $12.1 million for the year ended December 31, 2002. We cannot assure investors that additional research and development funds from the government will become available in the future or that we will receive any of these additional funds. If the government fails to continue to sponsor our technology, we would have to expend more resources on product development, which could adversely affect our business. In addition, any future grants to our competitors may improve their ability to develop and market advanced detection products and cause our customers to delay any purchase decisions, which could harm our ability to market our products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We consider investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. We maintain an investment portfolio of various holdings, types, and maturities (see Note 1 to the condensed consolidated financial statements). These securities are classified as available for sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. The following table summarizes our cash, cash equivalents and short-term investments for the periods indicated (in thousands):

	September 26,	December 31,
	2004	2003
Cash and cash equivalents	$122,263	$182,382
Short-term investments	221,301	94,557
Restricted cash	5,635	—

Total	$349,199	$276,939

     At any time, a sharp rise in interest rates could adversely impact the fair value of our investment portfolio. Conversely, declines in interest rates could have a positive impact on the fair value of our investment portfolio. We do not currently hedge these interest rate exposures. The following table presents the changes in fair value in investment securities held at September 26, 2004 that are sensitive to changes in interest rates (in thousands) based on hypothetical adjustments in the applicable interest rates:

	Valuation of securities				Valuation of securities
	given an interest rate				given an interest rate
	increase of X basis points			Fair value as of September 26,	decrease of X basis points
	150 BPS	100 BPS	50 BPS	2004	(50 BPS)	(100 BPS)	(150 BPS)*
Total	$348,086	$348,847	$349,619	$349,199	$351,186	$351,979	$352,780

*	A reduction of 150 basis points, or BPS, is unlikely due to the low interest rates in effect as of September 26, 2004.

     These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates, using a three-month investment horizon and hypothetical parallel shifts in the yield curve of plus or minus 50 BPS, 100 BPS and 150 BPS.

     Our international system sales and maintenance contracts are generally denominated in U.S. dollars. In instances where there are significant international system sales contracts denominated in a foreign currency, we often enter into forward contracts to mitigate foreign exchange risk. We do not enter into market risk sensitive instruments for trading purposes. In the third quarter of 2004, we did not enter into any new foreign exchange options and forward contracts to hedge against foreign exchange risk for contracts with international customers denominated in euros and entered into $5.3 million to hedge against foreign exchange risk for anticipated expenditures denominated in euros and Swiss francs. At September 26, 2004, December 31, 2003 and December

31, 2002, we had outstanding contracts to convert euros to U.S. dollars with notional values totaling $5.3 million, $17.3 million and $34.7 million, with a positive fair value of approximately $20,000 and negative fair values of $1.4 million and $4.9 million, respectively. At September 26, 2004, we had outstanding contracts to convert U.S. dollars to euros with notional values totaling $6.1 million and a negative fair value of $182,000. At September 26, 2004, we had outstanding contracts to convert dollars to Swiss francs with notional values totaling $3.6 million and a negative fair value of $11,000. The following table depicts the maturities of the outstanding contract amounts (in thousands):

	Within 3
Contract Maturity	Months	4-6 Months	7-9 Months	10-12 Months
Amount at 9/26/04	$12,565	$2,512	$—	$—
Amount at 12/31/03	16,738	588	—	—
Amount at 12/31/02	13,884	18,020	2,653	99

     Certain costs of providing warranty and maintenance services for systems sold to foreign countries are denominated in local currencies. To the extent exchange rates fluctuate, it could become more expensive to provide these services. To date, these costs have not been significant; however, we expect they will increase as our installed base increases.

     We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business primarily in four currencies worldwide, of which the most significant to our operations is the euro. In some situations, we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We performed a sensitivity analysis as of September 26, 2004, December 31, 2003 and December 31, 2002 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% and 15% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar (that is, strengthening of the U.S. dollar) with all other variables held constant. The analysis covers all of our foreign exchange forward options and contracts offset by the underlying exposures. The analysis excludes balances and transactions pertaining to Yxlon. Foreign exchange rate risk is relatively low for Yxlon given that it primarily transacts business in euros.

     The cash flow impacts of our sensitivity analysis as of September 26, 2004 are summarized in the following table (the foreign currency exchange rates used were based on market rates in effect at September 26, 2004):

			Cash flow impact of change in exchange rates
		Fair Value as of
(in thousands)	Contract Amount	September 26, 2004	10% Change	15% Change
Foreign exchange forward contracts	$4,431	$(173)	$(392)	$(567)
Foreign exchange forward options	280	2	(2)	(2)
Accounts receivable	4,731	4,929	(493)	(739)
Firm orders*	4,861	6,054	(605)	(908)
Other working capital balances, net	2,087	2,101	199	298

Total			$(1,293)	$(1,918)

* Firm orders represent orders for which we have received a signed purchase order that are denominated in currencies other than U.S. dollars.

     The cash flow impact of changes in exchange rates at September 26, 2004 is not significantly different from the cash flow impact of changes in exchange rates at December 31, 2003 and 2002.

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

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     On July 30, 2004, we announced an internal investigation of possible offers of improper payments by our distributors in connection with foreign sales activities, potentially in violation of the Foreign Corrupt Practices Act. In connection with the internal investigation, we are continuing to evaluate whether there are deficiencies and weaknesses in our internal compliance programs, disclosure controls and procedures and internal controls over financial reporting. If we determine that there are deficiencies and weaknesses in our internal compliance programs or internal controls over financial reporting, we intend to implement the necessary changes to rectify any such deficiencies or weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     InVision and our subsidiary, Quantum Magnetics, together with many other entities, were named as defendants in approximately 156 products liability lawsuits by individual plaintiffs seeking damages for wrongful death in connection with the terrorist acts of September 11, 2001. The litigation was consolidated in In re: September 11 Litigation, 21 MC 97 (AKH), United States District Court for the Southern District of New York. InVision and Quantum Magnetics have been served with 103 complaints. Each complaint with which we have been served alleges that defendants have breached a duty to airplane passengers and others by failing to properly screen passengers and carry-on baggage for dangerous weapons. We believe that the plaintiffs’ claims lack merit, especially in light of the fact that InVision and Quantum Magnetics did not, as of September 11, 2001, have any passenger or carry-on baggage screening equipment at security checkpoints in any of the airports from which the hijacked airplanes departed. By court order, the plaintiffs were required to file and serve Amended Master Complaints and Appendices by March 31, 2004 to reflect all defendants and causes of action in the In re: September 11 Litigation that had been added since their original Master Complaints were filed. InVision and Quantum Magnetics were not included in the plaintiffs’ Amended Master Complaints and their Appendices. Since these Amended Master Complaints are controlling over the individual complaints filed by the plaintiffs, all plaintiffs in the In re: September 11 Litigation have effectively dismissed their claims against InVision and Quantum Magnetics. Notices of dismissals or dismissal orders have been received in all of the individual complaints. In September 2004, new complaints alleging personal injury and property damages were filed in the In re: September 11 Litigation. None of these complaints name InVision and Quantum Magnetics as defendants. As a result of the filing of these new complaints, the new deadline for the named defendants to assert cross-claims and third party claims is March 31, 2005.

     On March 19, 2004, two alleged holders of InVision common stock filed purported class action lawsuits in California Superior Court for the County of Alameda. The complaints name as defendants each of our directors as well as InVision. The complaints allege that, in pursuing the transaction with GE and approving the merger agreement, the directors violated their fiduciary duties to the holders of InVision common stock by, among other things, failing to obtain the highest price reasonably available, tailoring the terms of the transaction to meet GE’s needs, engaging in self-dealing and obtaining personal financial benefits not shared equally by the plaintiffs and other stockholders. The complaints also allege that the merger agreement resulted from a flawed process designed to ensure a sale to one buyer. The lawsuits have been consolidated by stipulation of the parties under one lead case, Waltman, et al. v. InVision Technologies, Inc., et al., Lead Case No. RG04146722. On May 3, 2004, InVision and three directors filed a demurrer to the consolidated complaint on the grounds that plaintiffs failed to allege sufficient facts to state a cause of action. The remaining five directors filed a motion to quash the service of summons because they are not California residents, and, therefore, the court lacks jurisdiction over them. On May 25, 2004, in response to the demurrer, the plaintiffs filed a consolidated amended class action complaint asserting similar causes of action, thereby rendering the demurrer moot. The plaintiffs served initial written discovery requests and following the May 26, 2004 Initial Complex Case Management Conference, the plaintiffs were permitted limited expedited discovery for the purpose of a bringing a motion for a preliminary injunction. On June 17, 2004, prior to the filing of any motion for a preliminary injunction, the parties entered into a memorandum of understanding to settle the consolidated class action suit. Under the terms of the memorandum, InVision and the plaintiffs to the consolidated action have agreed, subject to approval by the court, to enter into a settlement with respect to all claims raised by the plaintiffs to the consolidated action. The terms of the settlement contemplated by the memorandum required that additional disclosures be made concerning the merger. Those disclosures were made available in the June 18, 2004 joint press release issued by GE Infrastructure and InVision. The parties also agreed that plaintiffs may seek attorneys’ fees and costs in the amount of $450,000 that InVision will pay, if the attorney’s fees and costs are granted by the court. There will be no other settlement payment by InVision, GE or any of the members of InVision’s board of directors, who were also named as defendants in the lawsuits. On September 16, 2004, the Court permitted plaintiffs to file a second amended complaint. The second amended complaint added a purported derivative claim against the individual defendants and alleged that they had permitted, or failed to prevent, the activities that gave rise to the internal investigation into possible offers of improper payments by our distributors in connection with foreign sales activities. By agreement of the parties and order of the Court, no responsive pleading is due pending the Court’s consideration of the proposed settlement. If the court approves the settlement contemplated in the memorandum, the lawsuits, as amended, will be dismissed. However, there can be no assurance that the court will approve the proposed settlement or that any ultimate settlement will be under terms substantially similar to those contemplated by the memorandum.

     On July 30, 2004, we announced that we had met with the Department of Justice and the Securities and Exchange Commission concerning our voluntary disclosure of an internal investigation of possible offers of improper payments by our distributors in connection with foreign sales activities. We are continuing to cooperate fully with any investigation of these matters by the Department of Justice and/or the Securities and Exchange Commission.

     On August 4, 2004, an alleged holder of InVision common stock filed a purported class action lawsuit in the United States District Court for the Northern District of California, captioned Engelken, Individually and On Behalf of All Others Similarly Situated, v. InVision Technologies, Inc., et al. The complaint names as defendants Giovanni Lanzara, the Chairman of our Board of Directors, Sergio Magistri, our Chief Executive Officer and a director, and Ross Mulholland, Senior Vice President and Chief Financial Officer of InVision, as well as InVision. The complaint alleges that we and the individual defendants failed to disclose that our foreign distributors had made improper payments in connection with foreign sales activities, that we had improperly accounted for such payments, that our improper accounting for such payments allowed us to enter into a definitive merger agreement with GE, that we and the individual defendants made related misrepresentations, and that these alleged nondisclosures and misrepresentations violated Section 10(b) of the Exchange Act and Rule 10b-5. A substantially identical lawsuit was filed on August 9, 2004. On October 13, 2004, the Court granted a motion by The Glazer Funds to consolidate the actions and to be appointed lead plaintiff. On October 29, 2004 the parties submitted a proposed scheduling order to the Court that contemplates the filing of a consolidated amended complaint on or before December 9, 2004, and a hearing on any motions to dismiss on March 29, 2005. The disposition of the proposed scheduling order is uncertain.

     We also are involved in legal proceedings, claims and litigation arising in the ordinary course of business.

     While the outcome of the matters arising in the ordinary course of business is currently not determinable, we do not believe that the ultimate resolution of those matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. With respect to the other matters, the outcome is currently not determinable, and we are unable at this time to predict the financial impact of these matters on our consolidated financial condition, results of operations or cash flows.

Item 6. Exhibits

2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Waiver Letter dated as of October 30, 2004 among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (7)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 1, 2004 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVISION TECHNOLOGIES, INC.
Date: November 4, 2004	/s/ Sergio Magistri Sergio Magistri, Ph.D. President and Chief Executive Officer (Authorized Officer)
Date: November 4, 2004	/s/ Ross Mulholland Ross Mulholland Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
2.1	Share and Purchase Transfer Agreement dated as of February 21, 2003 among the registrant, Yxlon Beteiligungs-Verwaltung GmbH, NDT International Holdings A.S, Yxlon International Holding GmbH, Yxlon International X-Ray GmbH, Joseph Kosanetzky, Reinhard Bonisch and Botts & Company Ltd. (1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the registrant. (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation of the registrant (4)

3.3	Bylaws of the registrant, as amended. (5)

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Indenture, dated as of September 19, 2003, between the registrant and U.S. Bank National Association, as Trustee. (6)

4.3	Registration Rights Agreement, dated as of September 19, 2003 between the registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (6)

4.4	Form of Note for the registrant’s 3% Convertible Senior Notes due October 1, 2023. (6)

10.1	Waiver Letter dated as of October 30, 2004 among the registrant, General Electric Company and Jet Acquisition Sub, Inc. (7)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

(1)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (No. 333-05517) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-110289) and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 1, 2004 and incorporated herein by reference.